Form 10-Q
period 2000-09-30
ACTIVE POWER INC
filed 2000-11-14
CIK 1044435

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number: ________________________________________________________

                              ACTIVE POWER, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                    74-2961657
--------------------------------------------------------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

11525 Stonehollow Dr., Suite 110, Austin, Texas                     78758
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


                                (512) 836-6464
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
 The number of shares of common stock as of October 31, 2000 was 38,808,844 with a par value of $.001 per share.
________________________________________________________________________________

                               ACTIVE POWER, INC.
                                     INDEX

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheet as of September 30, 2000 (unaudited) and
          December 31, 1999  ......................................       3

        Statements of Operations for the Three Months Ended
          September 30, 2000 and September 30, 1999 and for the
          Nine Months Ended September 30, 2000 and September 30,
          1999 (unaudited) .........................................      4

        Statement of Cash Flows for the Nine Months Ended
          September 30, 2000 and September 30, 1999 (unaudited) .....     5

        Notes to Financial Statements ...............................     6

Item 2. Management's Discussion and Analysis ........................     8

        Liquidity and Capital Resources .............................    11

        Qualitative and Quantitative Disclosures about Market Risk ..    12

        Risk Factors ................................................    12

                          PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                              ACTIVE POWER, INC.
                                BALANCE SHEETS
                                (in thousands)

                                          September 30,   December 31,
                                               2000           1999
                                          ------------    ------------
                                           (unaudited)
Assets
Current assets:
  Cash and cash equivalents                    $134,732       $ 24,856
  Short-term investments                         12,015          1,409
  Accounts receivable                               918             38
  Inventories, net                                2,016            934
  Prepaid expenses and other                      1,031              5
                                               --------       --------
Total current assets                            150,712         27,242
Long-term investments                             5,006              -
Property and equipment, net                       3,934          1,124
                                               --------       --------

  Total assets                                 $159,652       $ 28,366
                                               ========       ========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                             $  1,643       $    196
  Accrued expenses                                  828            597
  Current portion of notes payable                    -             55
                                               --------       --------
Total current liabilities                         2,471            848

Non-current Liabilities:
  Warrants with redemption rights                     -          3,614
  Other non-current liabilities                       -              7
                                               --------       --------
Total non-current liabilities                         -          3,621
Redeemable convertible preferred stock                -         54,235

Stockholders' (deficit) equity
 1992 preferred stock                                 -              -
 Common stock                                        39             11
 Treasury stock                                      (2)            (2)
 Deferred stock compensation                     (9,191)        (5,430)
 Additional paid-in capital                     212,815            803
 Accumulated deficit                            (46,480)       (25,720)
                                               --------       --------

 Stockholders' (deficit) equity                 157,181        (30,338)
                                               --------       --------
 Liabilities and stockholders' equity          $159,652       $ 28,366
                                               ========       ========

See accompanying notes

                              ACTIVE POWER, INC.
                            STATEMENT OF OPERATIONS
               (in thousands, except shares and per share data)

                                                    Three                      Nine
                                                Months Ended               Months Ended
                                                September 30,              September 30,
                                             2000          1999         2000          1999
                                          ------------------------   ---------------------
                                                 (unaudited)                (unaudited)
Product revenue                           $     1,343   $      103   $     2,204   $       577
Cost of goods sold                              2,085          682         3,782         2,042
                                          -----------   ----------   -----------   -----------
Product margin                                   (742)        (579)       (1,578)       (1,465)

Development funding                                 -        2,000             -         5,000

Operating expenses:
 Research and development                       3,060        1,091         6,718         3,165
 Selling, general and administrative            1,578          623         4,138         1,672
 Amortization of deferred stock
   compensation                                 1,881          971         5,021         1,036
                                          -----------   ----------   -----------   -----------
Total operating expenses                        6,519        2,685        15,877         5,873
                                          -----------   ----------   -----------   -----------

Operating loss                                 (7,261)      (1,264)      (17,455)       (2,338)

Interest income                                 1,548           72         2,243           234
Change in fair value of warrants                    -       (1,042)       (1,562)       (2,574)
Other income (expense)                            (76)          (1)          (80)            4
                                          -----------   ----------   -----------   -----------
  Total other income / (expense)                1,472         (971)          601        (2,336)

Loss before income taxes                       (5,789)      (2,235)      (16,854)       (4,674)
                                          ===========   ==========   ===========   ===========

Provision for income taxes                          -            -             -             -

Net loss                                  $    (5,789)  $   (2,235)  $   (16,854)  $    (4,674)
                                          ===========   ==========   ===========   ===========

Preferred stock dividends,
  accretion, & conversion                      (3,669)      (1,070)      (19,079)       (3,099)

Net loss to common shareholders           $    (9,458)  $   (3,305)  $   (35,933)  $    (7,773)
                                          ===========   ==========   ===========   ===========

Weighted average common
  shares outstanding                       27,322,877    9,948,722    16,467,498     9,914,888
Net loss to common shareholders
  per share - basic & diluted             $     (0.35)  $    (0.33)  $     (2.18)  $     (0.78)
Pro forma weighted average
 Shares outstanding, assuming
 conversion of convertible
 preferred stock to common,
 beginning of period                       34,535,394                 30,487,988
Pro forma net loss per share
 assuming conversion of
 convertible preferred stock                   $(0.17)               $     (0.55)

See accompanying notes

                              ACTIVE POWER, INC.
                            STATEMENT OF CASH FLOWS
                                (in thousands)

                                                            Nine            Nine
                                                        Months Ended    Months Ended
                                                       September 30,   September 30,
                                                           2000             1999
                                                       -------------   --------------
                                                        (unaudited)     (unaudited)
Operating activities
--------------------
Net loss                                                    $(16,854)        $(4,674)
Amortization of deferred stock compensation                    5,021           1,036
Change in fair value of put warrant                            1,562           2,574
Depreciation expense                                             708             463
Change in operating assets and liabilities:
     Accounts receivable, net                                   (880)           (836)
     Inventories, net                                         (1,082)           (288)
     Prepaid expenses and other                               (1,026)             14
     Accounts payable                                          1,448             (73)
     Accrued expenses                                            230              25
     Non current liabilities                                      (7)              -
                                                            --------         -------
Net cash used in operating activities                        (10,880)         (1,759)

Investing activities
--------------------
     Capital expenditures                                     (3,518)           (483)
     Net maturity (purchase) of investments                  (15,612)          3,611
                                                            --------         -------
Net cash provided by (used in) investing activities          (19,130)          3,128

Financing activities
--------------------
     Proceeds from issuance of common stock,
      net of issuance costs                                  139,911              16
     Preferred stock issuance costs                                -              (8)
     Payments on notes payable                                   (55)           (132)
     Proceeds from exercise of warrants                           30               -
                                                            --------         -------
Net cash provided by (used in) financing activities          139,886            (124)

Increase in cash and cash equivalents                       $109,876         $ 1,245
Cash and cash equivalents, beginning of period              $ 24,856         $ 2,800
                                                            --------         -------
Cash and cash equivalents, end of period                    $134,732         $ 4,045
                                                            ========         =======

See accompanying notes.

                               ACTIVE POWER, INC.
                         Notes to Financial Statements
                                  (unaudited)

1.  Organization

    Active Power, Inc. was founded in 1992 for the purpose of developing and commercializing advances in the field of electromechanics. Since inception, Active Power has devoted its efforts principally to research and development and marketing of flywheel-based power-quality and storage products that provide the consistent, reliable electric power required by today's digital economy.

    In March 2000 we reincorporated as a Delaware corporation and on August 8, 2000, completed the process of becoming a publicly traded company (See Note 5).

2.  Basis of Presentation

    The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Registration Statement on Form S-1, File No. 333-36946. In the opinion of management the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year.

3.  Recent Accounting Pronouncements

The Financial Accounting Standards Board recently issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. Interpretation No. 44 has an effective date of July 1, 2000. We do not believe Interpretation No. 44 will affect our accounting for transactions involving stock-based compensation.

In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB, No. 101, entitled "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We believe our current revenue recognition policies and practices are materially consistent with the statement, and do not expect this statement to have a material impact on our financial statements.

4.  Inventory

Active Power states inventories at the lower of cost or replacement cost, with cost being determined on a standard cost basis which does not differ materially from actual cost.

Inventories, before reserves, consist of the following:

                      September 30,  December 31,
                          2000          1999
                       ----------    ----------
Raw Materials          $2,120,109    $1,287,031
Work in Progress       $  691,929    $  135,324
Finished Goods         $  101,559    $  295,315
Evaluation Units       $        -    $   27,771
                       ----------    ----------
                       $2,913,597    $1,745,441
                       ==========    ==========

5.  Capital Structure and Stock Option Plans

    In August 2000, the Company completed its initial public offering (the "Offering") of 9,200,000 shares of its common stock. Of these shares, the Company sold 8,900,000 shares (including 900,000 shares issued in connection with the exercise of the underwriters' overallotment option), and selling shareholders sold 300,000 shares, at a price of $17.00 per share. The Company received proceeds from the Offering of approximately $140 million in cash (net of underwriting discounts and commissions and estimated offering costs). Upon consummation of the Offering, all outstanding shares of the Company's convertible preferred stock were automatically converted into an aggregate of 17,461,883 shares of Common Stock.

The following table sets forth the computation of basic and diluted net loss per share:

                                                  Three                          Nine
                                               Months Ended                  Months Ended
                                               September 30,                 September 30,
                                            2000           1999            2000          1999
                                        ---------------------------   ---------------------------
                                               (unaudited)                   (unaudited)
Net Loss to Common
 Shareholders (in thousands)            $    (9,458)    $    (3,305)  $   (35,933)    $    (7,773)
                                        ===========     ===========   ===========   =============

Basic and Diluted:
------------------
Weighted Average Common
 Shares Outstanding                      27,820,583      10,067,279    16,894,343      10,045,343

Weighted Average Common
 Shares subject to repurchase              (497,706)       (118,557)     (426,846)       (130,455)
                                        -----------     -----------   -----------   -------------

Shares used in computing basic
 and diluted net loss per share          27,322,877       9,948,722    16,467,498       9,914,888
                                        ===========     ===========   ===========   =============

Basic and diluted net loss per share    $     (0.35)    $     (0.33)  $     (2.18)    $     (0.78)
                                        ===========     ===========   ===========   =============

Pro forma:
----------
Net Loss (in thousands)                 $    (5,789)                  $   (16,854)
Shares used above                        27,322,877                    16,467,498

Adjustment to reflect assumed
 conversion of convertible
 preferred stock at beginning
 of period                                7,212,517                    14,020,490
                                        -----------                 -------------

Shares used in computing pro
 forma basic and diluted net
 loss per share                          34,535,394                                    30,487,988
                                        ===========                                 =============

Pro forma basic and diluted net
 loss per share                         $     (0.17)                                  $     (0.55)
                                        ===========                                 =============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements appearing elsewhere in this Form 10-Q and within our Registration Statement on Form S-1, File No. 333-36946. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Among the important factors which could cause actual results to differ materially include: our ability to accurately forecast our revenue; inability to sufficiently increase manufacturing capacity and obtain key components from suppliers to meet rising demand; overall market performance and the performance of the market for power quality products; our dependence on one primary customer; delays in new product development; inventory risks; the ability to protect our intellectual property; concentration of ownership; and other factors detailed in the Company's filings with the Securities and Exchange Commission, specifically Form S-1, File No. 333-36946.

Overview

    We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today's digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. Leveraging our expertise in this technology and in conjunction with Caterpillar, the leading maker of engine generators for the power reliability market, we have developed a battery-free power quality system, which is marketed under the Caterpillar brand name. Our products are sold for use in the facilities of companies in many different industries that all share a critical need for reliable, high-quality power, such as Internet service providers, semiconductor manufacturers, telecommunications providers, pharmaceutical manufacturers, hospitals, electric utilities and broadcasters. As an extension of these existing product lines, we are developing a fully integrated continuous power system. The initial target market for this product is the rapidly growing telecommunications industry.

    Since 1996, we have focused our efforts and financial resources primarily on the design and development of our CleanSource line of power quality products and on establishing effective OEM channels to market our products. As of September 30, 2000, we had generated an accumulated deficit of $46.5 million and expect to continue to sustain operating losses for the next several years. We have funded our operations primarily through sales of shares of our preferred stock, which have resulted in gross proceeds of approximately $42.8 million. We believe the proceeds from our August 2000 initial public offering, approximately $140 million net of commissions and issuance costs, together with cash balances on hand prior to August 2000 will be sufficient to meet our capital requirements through at least the next 24 months.

    Since our inception, a small number of customers have accounted for the majority of our annual sales. During 1999, our four largest customers accounted for 89% of our sales, with our largest customer, Caterpillar, accounting for 39%. In the first nine months of 2000, Caterpillar accounted for 90% of our revenue as we shifted focus from our CleanSource DC product to our CleanSource UPS product. We expect to continue to be dependent on a few OEM customers, primarily Caterpillar, for the majority of our sales for the foreseeable future.

    With the commercial release of our second generation product line, CleanSource UPS, in May 2000 under the Caterpillar brand name, and a growing market demand for power quality equipment, we believe the demand for our products will increase significantly. To prepare for this anticipated growth in demand and to position us for future growth, we have increased and expect to continue to increase the scale of our operations in the following ways:

    . Expand our manufacturing facilities and add manufacturing personnel to address anticipated increases in product demand;

    . Increase our personnel levels in product development and engineering to accelerate time to market on new products and enhance existing product lines; and

    .     Add sales and marketing personnel to support our OEM customers.

    We believe that although these efforts will increase our operating expenses, they will also enable us to realize accelerated revenue growth.

Results of Operations

    Product Revenue. Product revenue primarily consists of sales of our CleanSource power quality products. Sales increased $1.2 million to $1.34 million for the three months ended September 30, 2000 from $103,000 for the three months ended September 30, 1999. Product revenue increased $1.6 million to $2.2 million for the nine months ended September 30, 2000 from $577,000 for the same period last year. Both the quarterly and nine month increases are attributable to a ramp up in the sales of our recently launched CleanSource UPS product line. For the nine month period we have sold 44 quarter-megawatt flywheel units. For the quarter we sold 25 quarter-megawatt flywheel units. The majority of these units were sold to our CleanSource UPS distribution partner, Caterpillar.

    Cost of goods sold. Cost of goods sold includes the cost of component parts of our product that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, shipping costs, and the costs of manufacturing support functions such as logistics and quality assurance. Cost of goods sold increased $1.4 million to $2.1 million for the three months ended September 30, 2000 from $682,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 cost of goods sold increased $1.7 million to $3.8 million from $2.1 million for the same period last year. Both the quarterly and nine month increases were associated with an increase in sales.

In anticipation of future demand for our products, we expect to continue to expand our manufacturing capacity which will increase our costs at existing and new facilities. Over time, we expect production volumes to increase which will tend to decrease our unit production costs as we achieve greater economies of scale in production and in purchasing component parts.

    Development funding. Development funding consists of funds received from Caterpillar to support the development of the CleanSource UPS product. We received $2 million in development funding during the three months ended September 30, 1999 and $5 million for the full year of 1999. No development funding has been received in 2000 and we do not have any outstanding development funding contracts.

    Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Research and development expense increased $2.0 million to $3.1 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000 research and development expense increased $3.6 million to $6.7 million from $3.1 million for the same period last year. The increase in research and development expense was primarily due to the increased product development of the CleanSource UPS and other products. We believe that research and development expense will continue to increase significantly in 2000 and thereafter as we continue to apply resources to new product development and to enhance existing product lines.

    Selling, general and administrative. Selling, general and administrative expense is primarily comprised of compensation and related costs for sales, marketing and administrative personnel, selling and marketing expenses, professional fees and reserves for bad debt. Selling, general and administrative expense increased approximately $955,000 to $1.6 million for the three months ended September 30, 2000 from $623,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 selling, general and administrative expense increased approximately $2.4 million to $4.1 million from $1.7 million for the same period last year. The increase in selling, general and administrative expense was principally due to increased personnel in our sales organization in order to support our OEM channel partners and to address opportunities for sales of our CleanSource UPS product line. We believe that selling, general and administrative expense will increase in future periods as we add sales, marketing and administrative personnel and costs to position us for future sales growth and to assist in the administration of an expanding work force and the additional activities associated with becoming a public company.

    Amortization of deferred stock compensation. Deferred stock compensation reflects the difference between the exercise price of option grants to employees and the estimated fair value determined subsequently by us of our common stock at the date of grant. We are amortizing deferred stock compensation as an operating expense over the vesting periods of the applicable options, which resulted in amortization expense of $1.9 and $5.0 million for the three months and nine months ended September 30, 2000. We expect amortization expense to decrease in the future as these options become fully vested.

    Interest income. Interest income increased $1.5 million to $1.5 million for the three months ended September 30, 2000 from $72,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 interest income increased $2.0 million to $2.2 million from $234,000 for the nine months ended September 30, 1999. This is primarily due to increases in our average cash balance for the third quarter and nine month period of $107.2 and $50.5 million compared to an average cash balances of $5.7 and $6.2 for the third quarter and nine months of 1999. The increase in our cash balances is primarily associated with the approximately $140 million raised as part of our August 2000 initial public offering.

    Change in fair value of warrants. Due to the redemption feature of our outstanding warrants, we record a liability associated with the fair value of the warrants on the balance sheet and record changes in fair value of the warrants in current periods. We calculate the fair value of the warrants using a Black-Scholes pricing model. In 1999 and 2000 the fair value of the underlying common stock increased substantially, resulting in an increase in the warrant value and corresponding expense. Expenses recorded for the three months and nine months ended September 30, 2000 was $0 and $1.6 million compared to $1.0 and $2.6 million in the same periods the prior year. The primary reason for the year over year decreases was the conversion of the warrants to common stock as part of our initial public offering.

Liquidity and Capital Resources

    Our principal source of liquidity as of September 30, 2000 consisted of $151.8 million of cash, cash equivalents, short-term and long-term investments.

    In August 2000, we completed a successful initial public offering, raising approximately $140 million, net of commissions and issuance expenses. This is in addition to our private financing efforts in 1999, including the sale of shares of our preferred stock, which have resulted in gross proceeds of approximately $42.8 million, and $5.0 million in development funding received from Caterpillar in 1999. During 1999, cash used by operating activities was $1.8 million, which compares to $10.9 million of cash used by operating activities for the nine months ended September 30, 2000. The cash usage in each of these periods was primarily attributable to our focus on the development of products and the expansion of our manufacturing operations and sales activities.

    Capital expenditures were $483,000 for the nine months ended September 30, 1999 and $3.5 million for the nine months ended September 30, 2000. We made these expenditures to acquire engineering test equipment, and to purchase manufacturing equipment to facilitate production testing, as well as for general computer equipment and software for administrative purposes. We expect to incur approximately $1.5 million in additional costs in 2000 primarily on manufacturing facility improvements, including product test and assembly equipment, in both existing and new facilities to increase our manufacturing capacity.

    We believe our existing cash balances at September 30, 2000 will be sufficient to meet our capital requirements through at least the next 24 months, although we might elect to seek additional funding prior to that time. Beyond the next 24 months, our capital requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing facilities, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition, we may enter into acquisitions or strategic arrangements in the future which could also require us to seek additional equity or debt financing.

Quantitative and Qualitative Disclosures About Market Risk

    Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. Therefore, we have concluded that we do not have a material market risk exposure.

Risk Factors That May Affect Future Results

    Numerous factors may affect our business and future operating results. These factors include, but are not limited to the potential for significant losses to continue; our ability to accurately forecast our revenue; inability to sufficiently increase manufacturing capacity and obtain key components from suppliers to meet rising demand; overall market performance and the performance of the market for power quality products; our dependence on one primary customer; delays in new product development; inventory risks; the ability to protect our intellectual property; concentration of ownership; and other factors detailed in the Company's Securities and Exchange Commission filings. For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption "Additional Factors That May Affect Future Results" within our Registration Statement on Form S-1, File No. 333-36946.

                              ACTIVE POWER, INC.

                                    PART II


Item 1.  Legal Proceedings.

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds.

         From July 1, 2000 through September 30, 2000, we issued approximately 211,846 shares of our common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $0.07 to $6.94 per share) under our stock plans. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. In addition, the recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate restrictive transfer legends were affixed to the share certificates issued in each such transaction.

         Our registration statement (Registration No. 333-36946) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on August 7, 2000. A total of 9,200,000 shares of common stock were registered. We sold a total of 8,900,000 shares of our common stock and a selling stockholder sold 300,000 shares to an underwriting syndicate. The managing underwriters were Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporation, Morgan Stanley & Co. Incorporation and CIBC World Markets. The offering commenced and was completed on August 8, 2000, at a price to the public of $17.00 per share. The initial public offering resulted in net proceeds to us of approximately $140 million after deducting underwriting commissions of approximately $10.6 million and estimated offering expenses of approximately $1.2 million. As of September 30, 2000, these proceeds have been invested in government securities and other short-term investments.

Item 3.  Defaults Upon Senior Securities.

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2000, our stockholders took the following actions by written consent on August 4, 2000:

     . approving the amendment and restatement of our certificate of incorporation;

     .   approving the amendment and restatement of our bylaws;

     . approving an increase in the number of shares of our common stock available for issuance under our 1993 Stock Option Plan, as amended;

     .  approving the 2000 Stock Incentive Plan and Employee Stock Purchase
        Plan;

     . electing Eric L. Jones, Joseph F. Pinkerton, III, Richard E. Anderson, Rodney S. Bond, Lindsay R. Jones, Jan H. Lindelow and Terrence L. Rock as directors;

     . ratifying the appointment of Ernst & Young LLP as independent public accountants for the 2000 fiscal year; and

     .  approving indemnification agreements for directors and officers.

Item 5.  Other Information.

         Not applicable


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  The following exhibit is filed as part of this report:
                27.01 Financial Data Schedule (EDGAR version only)
     (b) There were no reports on Form 8-K filed during the quarter ended September 30, 2000.


                                  SIGNATURES*

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     ACTIVE POWER, INC.
                                          --------------------------------------
                                                      (Registrant)

                                             /s/ Joseph F. Pinkerton, III
----------------------------------        --------------------------------------
        November 14, 2000                        Joseph F. Pinkerton, III
                                          President and Chief Executive Officer

                                                  /s/ David S. Gino
----------------------------------        --------------------------------------
        November 14, 2000                            David S. Gino
                                                  Chief Financial Officer