Form 10-K405
period 2000-12-31
ACTIVE POWER INC
filed 2001-03-16
CIK 1044435

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                  For the fiscal year ended December 31, 2000

                        Commission file number 000-30939

                               ----------------

                               ACTIVE POWER, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                      74-2961657
       State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization                       Identification No.)

            11525 Stonehollow Drive, Suite 110, Austin, Texas 78758 (Address of principal executive offices, including Zip Code)

                                 (512) 836-6464
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
                             (Title of each class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [_] No

   Indicated by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2001, based upon the closing sale price of Common Stock on such date, as reported on the Nasdaq National Market, was approximately $581.3 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock).

   As of March 1, 2001, the Registrant had 39,257,420 outstanding shares of Common Stock.

                      Documents Incorporated by Reference:
  (Specific pages incorporated are indicated under the applicable Item herein)

                                                                 Incorporated
                                                                  by Reference
                                                                  in Part No.
                                                                 -------------
Our proxy statement filed in connection with our 2001 Annual
 Meeting of Stockholders........................................      III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               Active Power, Inc.

   Unless otherwise indicated, "we," "us," "our," and "Active Power" mean Active Power, Inc., including our predecessor Texas corporation. We own the trademarks CLEANSOURCE(R) and MAKING ELECTRICITY BETTER(R). All other trademarks, tradenames or service marks referred to in this document are the property of their respective owners. References in this document to "$" or "dollars" are to United States of America currency.

                               ----------------

                               Table of Contents

Table of Contents..........................................................   i
Special Note Regarding Forward-Looking Statements..........................  ii


PART I.....................................................................   1


  ITEM 1. Business.........................................................   1
  ITEM 2. Properties.......................................................  19
  ITEM 3. Legal Proceedings................................................  19
  ITEM 4. Submission of Matters to a Vote of Security Holders..............  19


PART II....................................................................  20


  ITEM 5. Market for Registrant's Common Equity and Related Stockholder
   Matters.................................................................  20
  ITEM 6. Selected Financial Data..........................................  21
  ITEM 7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  22
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk......  25
  ITEM 8. Financial Statements and Supplementary Data......................  25
  ITEM 9. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure..............................................  25


PART III...................................................................  26


  ITEM 10. Executive Officers of the Registrant............................  26
  ITEM 11. Executive Compensation..........................................  27
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management..  27
  ITEM 13. Certain Relationships and Related Transactions..................  27


PART IV....................................................................  28


  ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
   K.......................................................................  28

                       Note on Incorporation by Reference

   Throughout this report, various information and data are incorporated by reference to portions of our 2001 Proxy Statement. Any reference in this report to disclosures in our 2001 Proxy Statement shall constitute incorporation by reference of that specific material into this Form 10-K.

               Special Note Regarding Forward-Looking Statements

   This document contains forward-looking statements that involve substantial risks and uncertainties, such as statements concerning:

  . industry trends;

  . customer demand for our products;

  . growth and future operating results;

  . developments in our markets and strategic focus;

  . expansion of and enhancements to our manufacturing and engineering facilities and product offerings;

  . customer benefits attributable to our products;

  . potential acquisitions and joint ventures and the integration of acquired businesses;

  . technologies and operations;

  . strategic relationships with third parties; and

  . future economic, business and regulatory conditions.

   You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned "Additional Factors That May Affect Future Results" in Item 1 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements.

                                     PART I

ITEM 1. Business.

Overview

   We design, manufacture and market battery-free power quality products that provide the consistent, reliable electric power required by today's digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. Leveraging our expertise in this technology and in conjunction with Caterpillar, the leading maker of engine generators for the power reliability market, we have developed a battery-free power quality system that is marketed under the Caterpillar brand name. As an extension of these existing product lines, we are developing a fully integrated continuous power system. The initial target market for this product is the rapidly growing telecommunications industry.

Industry Background

 Power Requirements of the New Economy

   The worldwide demand for high quality electricity has been increasing rapidly in recent years, driven in large part by growth in the use of computers, the Internet, on-line transactions and the telecommunications infrastructure. Industry sources have estimated that the share of all U.S. electricity consumed by computer-based microprocessors is 13% and that within the next two decades up to 50% of the nation's electricity supply may support the direct and indirect needs of the Internet.

   As the proliferation of sophisticated digital electronics grows and the dependence on high performance computing and networked systems increases, the need for very high levels of quality power and reliable power becomes paramount. However, despite this increasingly dramatic change in the mix of electricity demand, the distribution system used to provide power has not changed. The power delivered over the electric utility grid today is subject to power disturbances, such as voltage sags and surges, and power outages. These disturbances, while typically lasting less than two seconds, can have significant financial and operational effects on companies doing business in the digital economy.

                            [GRAPHIC APPEARS HERE]

   [Description of Graphic: This graphic depicts sine waves representing both the types of problems with power supplied from the electric utility grid and the desired sine wave for "Reliable, Quality Electric Power". The first graphic on the far left is titled "Reliability Problem" and shows a steady sine wave that turns into a straight line. Above the straight line is the word "Outage" with an arrow pointing at the straight line. In the middle of the graphic under "Power Quality Problems" are two sine waves. The top sine wave has smaller peaks and valleys in the middle of the sine wave. Above the middle of the sine wave are the words "Voltage Sag" with an arrow pointing at the center of the sine wave. The bottom sine wave has larger peaks and valleys in the middle of the sine wave. Above the middle of the sine wave are the words "Voltage Surges" with an arrow pointing at the center of the sine wave. On the right side of the diagram is a smooth, continuous sine wave which is labeled "Reliable, Quality Electric Power".]

   The highly publicized recent power outages in California, as well as in a number of major cities in the U.S., has highlighted the increasing likelihood of costly interruptions and the need to seek continuous electric power protection. Power disturbances are a significant concern for everything from the computers used in modern commercial and industrial processes to telecommunications equipment. Leaving these devices unprotected from disturbances can have significant and negative impacts on the power user. A 1999 study by the Electric Power Research Institute estimated that electric power problems annually cost U.S. industry more than $30 billion in lost data, material and productivity. Even the loss of quality power for one second at a semiconductor manufacturing plant can result in the loss of millions of dollars. As the digital economy grows, avoiding network and equipment downtime due to power-related problems will become even more important.

   Electric utilities are dependent on the existing utility grid for transmission and distribution of electric power. The electric utility grid is unable to provide high quality, uninterrupted power due in large part to being exposed to severe weather, animals, accidents and other external events. While substantial upgrades and other investment could improve overall utility grid reliability, the absolute level of power quality required for these sophisticated electronic applications remains difficult to achieve without local uninterrupted power protection close to the point of use.

 Power Quality Systems: Uninterruptible Power Supplies and Continuous Power Systems

   Currently, there are a variety of approaches that attempt to address the deficiencies of power delivered by the electric utility grid. Conventional power quality systems have been constructed from an array of devices, including batteries for short-term power disturbances, engine generators, commonly referred to as "gensets," for longer-term outages, and control electronics to bridge the two. A short-term (seconds to minutes) energy storage device with control electronics is referred to as an uninterruptible power supply, or UPS. A UPS coupled with a genset to protect against longer-term outages (minutes to hours or days) is referred to as a continuous power system, or CPS.

   A UPS protects sensitive systems from sags, surges and other temporary interruptions in utility-supplied power. A UPS consists of solid-state switches and electronics that are connected to both the electric utility grid and a back-up power source, typically lead-acid batteries. The UPS electronics monitor the power from the electric utility grid. If the UPS determines that the power being supplied from the grid is unacceptable or that insufficient power is being supplied, it will draw power from the back-up power source to ensure uninterrupted, quality power. These systems typically provide 5 to 15 minutes of back-up power before the batteries are depleted.

   A CPS provides back-up power indefinitely. As described above, if the UPS determines that there is a power quality or power reliability problem, it initially turns to the back-up power source. If, however, the disturbance lasts for an extended period (typically, more than 5 to 10 seconds), the CPS genset is activated and begins to provide back-up power. Internet service providers, data processing centers, semiconductor plants, cellular phone sites and fiber nodes all use CPS to keep critical business equipment operating when electric utility grid power falters.

   The following diagrams depict a conventional UPS and CPS:

                            [GRAPHIC APPEARS HERE]

   [Description of graphic: The graphic on the left depicts a "Conventional UPS System". From the left side of the graphic is an arrow pointed to the center of the graphic with the caption "Electric Power from Utility" beneath the arrow. The arrow points to a box in the center of the graphic with the caption "Uninterruptible Power Supply Electronics" inside the box. Beneath the box and connected to the box with a line is another box with the caption "Lead Acid Battery for short term power (seconds to minutes)" inside the box. From the center box is an arrow pointed to the right side of the graphic with the caption "Uninterruptible Power to Customer" beneath the arrow. Beneath this graphic is the following text "Electric power from the electric utility passes through the UPS to the customer. If this power is interrupted or is disturbed, the UPS immediately draws power from the battery to supply uninterrupted power to customer".

   The graphic on the right depicts a "Conventional CPS System". From the left side of the graphic is an arrow pointed to the center of the graphic with the caption "Electric Power from Utility" beneath the arrow. The arrow points to a box in the center of the graphic with the caption "Uninterruptible Power Supply Electronics" inside the box. Above the box and connected to the center box with a line is an oval with the caption "Generator" inside the oval and the caption "long term power (minutes to days)" to the left of the oval. Beneath the center box and connected to the center box with a line is another box with the caption "Lead Acid Battery for short term power (seconds to minutes)" inside the box. From the center box is an arrow pointed to the right side of the graphic with the caption "Uninterruptible Power to customer" beneath the arrow. Beneath this graphic is the following text: "In a CPS configuration, if the power disturbance lasts longer than a few seconds, the standby generator is started to provide electric power for as long as required."]

   Electric power from the                    In a CPS configuration, if the
   electric utility passes                    power disturbance lasts longer
   through the UPS to the                     than a few seconds, the standby
   customer. If this power is                 generator is started to provide
   interrupted or is                          electric power for as long as
   disturbed, the UPS                         required.
   immediately draws power
   from the battery to supply
   uninterrupted power to the
   customer.

 Limitations of Conventional UPS and CPS

   Conventional battery-based UPS and CPS devices have evolved out of a makeshift combination of diesel engines, generators, automobile batteries and UPS electronics. We believe that this patchwork approach to UPS and CPS has resulted in systems that are less efficient, less reliable and more expensive than they otherwise could be. The lead-acid batteries that provide ride-through, or temporary, power for the UPS and CPS, are viewed as the most unreliable and most costly element of conventional power quality and reliability solutions. Lead-acid batteries have numerous problems, including:

 Reliability

  . Relatively high failure rate--Batteries are prone to heat buildup and acid leaks that lead to battery failure.

  . Limited life based on usage--When batteries are repeatedly used at close to their maximum power output, their power output capacity can rapidly decrease, reducing the batteries' effectiveness over time.

 Cost

  . High maintenance--Batteries must be regularly inspected, generally every three months, to detect problems. Batteries also require periodic testing to determine their power output capacity, which degrades over time.

  . Bulky--Generally, multiple batteries forming banks or strings must be used to support UPS functions. They also must be spaced apart to prevent uncontrolled heating. Batteries therefore consume valuable space which otherwise could be allocated to revenue generating equipment.

  . Frequent replacement required--Regardless of usage, batteries have a limited useful life and must be replaced every 2 to 6 years, depending upon the type of use, environment and other factors.

  . Temperature sensitivity--Unless cooled by costly air conditioning systems, battery life will rapidly degrade.

 Environmental

  . Toxicity--Batteries contain toxic materials such as lead and sulfuric acid.

  . Disposal--State and federal environmental regulations governing battery disposal are rigorous and costly.

   Beyond the specific problems associated with lead-acid batteries, existing UPS and CPS contain inefficiencies inherent in any system that was not designed as an integrated solution. Specifically, the major components of these systems do not come from a single reliable source. This lack of a single-source supplier makes installation, maintenance and failure analysis more difficult, costly and complex. Typically, separate companies manufacture, market and service the genset, UPS electronics and batteries. The end user must often assume the responsibility to integrate and monitor the system.

Active Power's Products--Making Electricity Better

   Rather than adopt conventional approaches to power quality systems, we design new solutions specifically for the power quality market. As a result, we believe that we create products that are less expensive, more efficient and more reliable than other systems presently available.

 CleanSource DC

   CleanSource DC is the first commercially viable, non-chemical replacement for lead-acid batteries used for short-term power in power quality installations. As opposed to the chemical energy stored by batteries, our patented flywheel energy storage system stores kinetic energy by spinning constantly in a patented low-friction environment. When the UPS electronics detect a power disturbance, CleanSource DC draws upon the power stored as kinetic energy to generate back-up power. Our CleanSource flywheel energy storage system is compact, quiet and has demonstrated field proven reliability.

   CleanSource DC can run in conjunction with or can replace battery strings used in UPS and CPS systems and can replace the batteries now used with fuel cells and microturbines to meet peak power demands. This system is available in a variety of delivered power ratings up to 480 kW per flywheel system. We also can configure the units in parallel to achieve higher power. CleanSource DC has been designed for much longer service intervals and more extreme environments than typical lead-acid battery installations. Our first CleanSource DC unit was placed in service in March 1997. Our installed CleanSource DC units have accumulated over 400,000 hours of field operation.

 CleanSource UPS

   Building on the technological success of CleanSource DC, we created a battery-free UPS, CleanSource UPS, which is the primary focus of our current sales efforts. Historically, a UPS is created by coupling together two components--a string or strings of batteries and control electronics. CleanSource UPS integrates UPS electronics and our flywheel energy storage system into a single power quality solution. CleanSource UPS is contrasted with a conventional battery-based system in the illustration below.

                            [GRAPHIC APPEARS HERE]

   [Description of graphic: This graphic depicts a comparison of a "Conventional Battery-Based UPS" and a "CleanSource UPS". The Traditional Battery-Based UPS is pictured on the left side of the graphic. The left portion of the Traditional Battery-Based UPS is labeled "battery cabinets" and the right side of the Traditional Battery-Based UPS is labeled "UPS electronics". Beneath the picture of the Traditional Battery-Based UPS is the following information: "240 KW UPS with minimum battery cabinet; Footprint - 37.5 sq. ft., Weight - 13,000 lbs., Electrical Efficiency - 92%". The CleanSource UPS is pictured on the right side of the graphic. Beneath the picture of the CleanSource UPS is the following information: "250 KW UPS with energy storage; Footprint - 10 sq. ft., Weight - 3,250 lbs., Electrical Efficiency - 98%".]

   The CleanSource UPS design takes advantage of the many component similarities between CleanSource DC and standard UPS electronics. Each system requires power conversion electronics, fans for cooling, a frame for structural support, a user display and data reporting capability, and other overlapping functions. By combining these functions into a single system, as shown in the figure below, we can provide a highly reliable power quality solution while achieving significant cost savings.

                            [GRAPHIC APPEARS HERE]

   [Description of graphic: This graphic depicts "CleanSource UPS System Efficiencies". The graphic is a ven diagram consisting of two circles which partially overlap in the middle of the graphic. The circle on the left side of the graphic is labeled "Energy Storage" at the bottom left. Inside the left circle on the left side of the circle are the words "flywheel puck". In the middle of the left circle is the caption "Flywheel Electronics". In the middle of the graphic where the circles overlap from top to bottom are the words "heat sinks & fans", "cabinet frame & skins" and "monitoring & display". Above the overlapping portion of the circles is the caption "System Efficiencies" with an arrow pointed toward the overlapping portion of the diagram. The circle on the right side of the graphic is labeled "UPS" at the bottom right. Inside the right circle on the right side of the circle are the words "bypass switch contactors". In the middle of the right circle is the caption "UPS Electronics".]

   Due to its unique design, CleanSource UPS can typically match the installed cost of a conventional battery-based UPS. Due to its high efficiency and long service life, we believe that the total cost of ownership of CleanSource UPS, which includes the purchase price, installation, maintenance and energy costs accumulated over a ten year period, is less than half of that of conventional battery-free systems. In conjunction with Caterpillar, we designed CleanSource UPS to be compatible with new and installed standby generators, extending their application to CPS. As of the end of 2000, we are currently delivering CleanSource UPS units that span the power range from 250kVA up to 900kVA. We have plans to further expand the power range of the CleanSource UPS product up to 3000kVA. Availability of these higher power systems is targeted for the third quarter of 2001.

 Future Products--Fully Integrated Continuous Power System

   We are developing an advanced continuous power system for the distributed telecommunications market that combines short and long-term energy storage and power electronics functionality into one fully integrated system. We believe the benefits of this fully integrated CPS product will include increased reliability, lower cost and less maintenance relative to the piecemeal systems in use today. We anticipate commercial availability of our first CPS product by the end of 2001.

Our Business Strategy

   Our goal is to become the leading supplier of battery-free power quality and reliability equipment. Key elements of our strategy include:

 Design, Manufacture And Market Optimal Solutions For Targeted Markets

   We design products for specific markets. Our first products, CleanSource DC and CleanSource UPS, put this principle into practice. With CleanSource DC, we created a flywheel product to meet the specific needs of the UPS market. In so doing, we overcame the design constraints that had hampered preceding flywheel programs to produce the first commercially viable alternative to lead-acid batteries. Building on that success, we developed our second product, the CleanSource UPS, the world's most efficient and compact UPS to specifically address the market's growing desire for compact and reliable power protection. We intend to continue to identify market needs for the power industry and design products to address those specific needs.

 Leverage Our Core Technologies to Develop Next Generation Products

   We intend to continue to use our expertise in advanced electromechanical technologies, combined with an integrated solutions approach, to create innovative products that lower the cost and increase the quality of electric power. We are designing a fully integrated CPS with applications in the distributed telecommunications power quality and reliability market.

 Distribute and Market our Products through Established OEM Channels

   We believe that working with leading original equipment manufacturers, or OEMs, enables us to rapidly introduce our products into established customer and dealer networks and promote the adoption of new technologies. To date, our most important OEM relationship is with Caterpillar, a worldwide distributor of the CleanSource UPS product line. Additionally, we have established distributor relationships with leading UPS OEMs Liebert, Powerware and MGE UPS Systems for our CleanSource DC product. We intend to continue to use development and distribution relationships for our future products to achieve rapid market penetration.

 Leverage Our Relationship with Caterpillar to Achieve Rapid Market Penetration

   We believe that our distribution agreement with Caterpillar allows us to rapidly penetrate the power quality and reliability market through Caterpillar's worldwide network of over 200 dealers and over 1,500 branch outlets. A portion of Caterpillar's large installed base of over 300,000 gensets also provides a significant retrofit opportunity by converting installed standby systems to CPS with the addition of our CleanSource UPS. Our relationship with Caterpillar should enhance our credibility among the generally conservative customers within the power quality and reliability market. We will continue to examine additional ways to leverage our relationship with Caterpillar.

 Outsource Components to Rapidly Scale Manufacturing

   We intend to continue to outsource all non-proprietary hardware and electronics by maintaining and building on multiple supplier relationships so that we can respond quickly to significant quantity increases. We intend to focus on the final assembly and testing of our products, decreasing production cycle times and increasing volume production capability.

 Aggressively Protect Our Intellectual Property

   We seek to aggressively identify and protect our key intellectual property, primarily through the use of patents. We believe that a policy of actively protecting intellectual property is an important component of our strategy to serve as a leading innovator in power quality technology and will provide us with a long-term competitive advantage.

Market Opportunities

   The Electric Power Research Institute estimates that power disturbances cost U.S. businesses more than $30 billion each year. According to industry sources, in 1999 businesses spent in excess of $11.0 billion globally on power quality and reliability products in an attempt to reduce these losses. Our current products, CleanSource DC and CleanSource UPS, are targeted at the $5.5 billion market for UPS. We believe that our products are superior alternatives to conventional UPS and CPS products and should be able to rapidly penetrate this growing segment of the power quality industry. With future products, we anticipate that we will be able to compete in most segments of this market.
   With our current and future products we intend to focus on the following market opportunities:

 Internet Data Center Market

   A 1999 study conducted by the University of Texas and released by Cisco Systems, Inc. found that the U.S. Internet economy grew at an estimated average annual rate of 175% from 1995 to 1998. The June 2000 update to this study also projected that the Internet economy would grow to $850 billion in 2000, up 62% from 1999. To support this growth, businesses must construct new advanced data centers to house the computers and communications systems required to provide around-the-clock service to their customers. To ensure continuous 24 x 7 service, power quality equipment protection is essential.

 Telecommunications Market

   To ensure uninterrupted service, reliable backup power is critical for wireless base stations, remote switching centers and broadband communications such as fiber-to-cable and DSL distribution. This market for back-up telecommunications power systems represented approximately $4.0 billion of the $11.0 billion power quality market in 1999. Conventional CPS systems currently satisfy market demand using a patchwork of gensets, lead-acid batteries and power electronics. We are designing our next generation product, a fully integrated CPS, to service the specific needs of this market, although we expect broader market applications in the future. We believe that our fully integrated CPS will be well positioned to serve this market and will achieve rapid market penetration.

 Other Power Quality and Reliability Markets

   Industrial. An Electric Power Research Institute study on recurring U.S. power problems estimated that the average U.S. manufacturing facility experienced in excess of 20 power disturbances annually. Exacerbating this problem, manufacturing organizations are employing increasing levels of automation, especially process and machine control, communications and computerized optimization of material flow. Even brief power disturbances, which result in lost material, lost data and worker and plant down time, can be very expensive. Industries with the potential to suffer significant loss from power disturbances include semiconductor and pharmaceutical manufacturing, textiles and precision machining.

   Commercial Facilities. Many commercial facilities such as office buildings, hotels and university facilities now have a large number of computers or servers. Historically, these businesses and their personal computer networks have been unprotected from power disturbances or have only been spot-protected with a small PC UPS under each person's desk. A single CleanSource UPS system can protect as few as 200 PCs more cost effectively than many small PC UPS products.

   Retrofit Market. Caterpillar has the largest installed base of standby generators, or generators that are not coupled with a UPS, in the world. As even a brief power outage can cause an extended shutdown of sensitive electronic equipment, many of the customers that rely on standby generators for long-term power outages can no longer afford the five to ten second outage while the generator starts and therefore need to add a UPS for short-term protection. While a lead-acid battery based UPS can be used to upgrade a standby generator into a CPS, Caterpillar sells our CleanSource UPS and does not offer a battery-based UPS. We believe that upgrading, or retrofitting, a portion of Caterpillar's approximately 300,000 installed gensets worldwide by adding our CleanSource UPS, thereby creating a CPS, represents a significant market opportunity.

 Distributed Generation

   Fuel cells and microturbines, which allow users to bypass the electric utility grid by generating power locally, represent potential markets for our CleanSource products. These distributed generation technologies currently cannot respond effectively to rapid changes in electric power demands, or loads, due to their slow response capability. CleanSource DC can absorb sharp peaks in electrical demand, allowing a relatively expensive microturbine or fuel cell to be sized for the average power requirement of the customer. This combination provides a cost competitive alternative to sizing the fuel cell or microturbine to handle both peak and average electrical demands. In addition, CleanSource UPS can seamlessly transfer a customer load from electric utility grid power to fuel cell or microturbine standby power in the event of a utility outage.

Our Relationship with Caterpillar

   We have established a strategic relationship with Caterpillar, granting Caterpillar the world wide right to distribute CleanSource UPS, which is marketed as "Cat UPS." Caterpillar is a market leader in new genset sales and has the largest installed base of existing standby generators in the world. By offering the Cat UPS with a standby genset, Caterpillar can transform a standby power system into a CPS. The combined solution reduces maintenance cost and increases reliability relative to traditional CPS products. Moreover, because Caterpillar's product line now includes both a UPS and a genset, Caterpillar is now selling, installing and servicing a complete CPS under a single brand name. We believe that this total solution gives both Caterpillar and us a significant competitive advantage in the power quality market. Through Caterpillar's worldwide dealership and sales force network and its market reputation, we believe that we will be able to rapidly penetrate the market for our products.

   UPS Development Agreement. We entered into a development agreement with Caterpillar in January 1999 for the creation and distribution of Cat UPS marketed under the Caterpillar brand name. Under the development agreement, Caterpillar provided $5.0 million in funding to support the development of Cat UPS.

   While we retained sole ownership of the underlying flywheel energy storage technology, we jointly own with Caterpillar intellectual property associated with the integration of UPS electronics with CleanSource DC. Either we or Caterpillar may license to other entities the intellectual property that we jointly own without seeking the consent of the other and all licensing revenue generated by licensing the joint intellectual property will be solely retained by the licensing party. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2005.

   Distribution Agreement. We also have a distribution agreement with Caterpillar. During 2000, we received approximately $4.7 million, or 96% of our product revenue, from Caterpillar and its dealer network under this agreement. The principal provisions of this agreement are summarized below:

  . Caterpillar has semi-exclusive worldwide rights to distribute Cat UPS under the Caterpillar brand name;

  . As long as Caterpillar meets minimum annual sales requirements, we will not sell Cat UPS to specifically identified competitors of Caterpillar until January 1, 2005 or the termination of the distribution agreement; and

  . We will provide Caterpillar the same warranty Caterpillar provides its customers procuring electric power generation products (one year from delivery).

   Caterpillar may continue to distribute Cat UPS until January 1, 2005. At such time the agreement will continue for additional six-month periods unless either party provides written notice to the other within ninety days of the end of the current period of its decision not to renew the agreement. The agreement may also be terminated by Caterpillar for any uncured material breach by us, if Cat UPS consistently and materially fails to meet our published specifications, or if we substantially and continuously fail to meet agreed shipment dates for products ordered by Caterpillar. Finally, either party may terminate in the event of a change in control of the other.

Sales, Marketing and Support

 Sales and Marketing

   In the power quality industry, we believe that partnering with established companies with significant relationships and service capabilities enables us to promote the adoption of new technology that otherwise would take significantly longer for wide application. Our sales activity has focused principally on OEM adoption of our products through extensive OEM testing, product qualification and early product placement with select end users. We intend to continue to sell through OEMs to gain acceptance of our proprietary and innovative power technologies. We believe that focusing on product acceptance and support from OEMs provides the greatest opportunity for market penetration and sales growth with minimal resources. We are also expanding our international sales activities through our multinational OEM sales channels. We employ a small, geographically dispersed sales force to develop leads and educate our OEM customers in their sales efforts.

   Our marketing efforts are geared toward developing and sustaining key relationships with OEMs, participating in tradeshows to promote and launch our products, and training for the salespeople within the OEM channels. We also work with OEM partners on promotional activities such as advertising development, direct mail and telemarketing strategies. We use our marketing resources to stimulate end user sales through trade press articles, participation in industry conferences and limited direct mail to specific power quality customers.

 Service and Support

   We continue to transition the primary service and maintenance of our products from our own service personnel to the OEMs who sell our products. We believe that this will reduce the need for a large end user support organization by enabling our OEMs to provide installation, service and primary support to their customers. Our service personnel will remain as a back-up for difficult situations or where no trained personnel are immediately available and will support initial applications of the products. Our customer service and support organization also provides comprehensive training programs to our OEM customers.

Our Customers

   Our primary customers are OEMs. To date, our most significant OEM is Caterpillar, which distributes CleanSource UPS under its brand name. We intend to continue to use selected development and distribution partnerships to develop and distribute our future products into selected markets and achieve rapid market penetration.

   End use industries for our products include advanced data centers, semiconductor manufacturers, telecommunication providers, pharmaceutical manufacturers, hospitals, electric utilities and broadcasters.

   During 2000, Caterpillar and its dealer network accounted for 96% of our total revenue. No other customer accounted for more than 1% of our revenue during 2000. Due to Caterpillar's semi-exclusive CleanSource UPS distribution rights, we anticipate that revenue from Caterpillar will comprise a majority of our revenue in 2001.

Technology

 Flywheel Energy Storage System

   Our patented flywheel energy storage system stores kinetic energy -- energy produced by motion -- by spinning a compact rotor constantly in a low-friction environment. When the user requires short-term back-up power -- i.e. when the electric power used to spin the flywheel fluctuates or is lost -- the wheel's inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity for short periods. We believe that relative to other energy storage alternatives, our system provides high quality, reliable power at the lowest cost.

   Over the past 20 years, attempts at commercializing flywheel systems have been based on technology used in aerospace applications, such as satellite momentum control, that attempt to maximize the amount of stored energy with the absolute minimum system weight. Cost has been a secondary concern for such applications. As a result of these design goals, these flywheel designs require extremely high rotational speeds in excess of 50,000 rotations per minute. In order to achieve such high speeds, the flywheel must be made of expensive materials, such as composite carbon fiber. As a result, high-speed flywheel concepts require a number of expensive safety systems, including extensive inertial containment and "active" magnetic bearing systems that use sophisticated computer controls to continuously monitor the position and balance of the flywheel.

   Rather than rely on the flywheel concepts developed for other applications, we focused our development efforts on providing products that meet the specific needs of the power quality and reliability market. Users requiring back-up power products want products that can deliver high quality, reliable power at the lowest cost. As a result of these needs, we developed a flywheel system that operates at significantly lower speeds, under 8,000 rotations per minute. These speeds are comparable to those of automobile engines and industrial machinery. This lower flywheel speed has allowed us to develop a lower cost design by using an inexpensive bearing system and conventional steel in place of expensive composite materials.

   The design of our flywheel system, which is displayed below, integrates the function of a motor (which utilizes electric current from the electric utility grid to provide the energy to rotate the flywheel), flywheel rotor (which spins constantly to maintain a ready source of kinetic energy) and generator (which converts the kinetic energy of the flywheel into electricity) into a single integrated system. This integration further reduces the cost of our product and increases its efficiency.

                            [GRAPHIC APPEARS HERE]

[Description of graphic: This graphic depicts "The CleanSource Flywheel Technology" and lists the patents we have obtained or filed on the specific parts of the flywheel system. From the top of the left side of the flywheel to the bottom, we have listed the following patents: "Magnetic bearing integrated into field circuit, Patent# US5920138", "Constant voltage regulation, Patent# US5932935", "Smooth air-gap armature, Patent Pending", High-Power motor-generator, Patent# US5905321". From the top of the right side of the flywheel to the bottom, we have listed the following patents: "Ball bearing cartridge for easy replacement, Patent# US6029538", High inertia motor-generator rotor, Patent# US5929548" and "Slotless motor-generator stator, Patent# US5731654, Patent# 5969457".]

   The flywheel rotor is designed to spin in a near frictionless environment by the use of a low-cost, combination magnetic and mechanical bearing system. The friction in the spinning chamber is further reduced by the creation of a partial vacuum, which reduces the amount of air in the chamber that otherwise creates drag on the flywheel rotor. The flywheel rotor stores energy in the form of kinetic energy by constantly rotating within the vacuum container. As the flywheel rotor slows down when a user requires power, the rotor's magnetism is increased as it rotates past copper coils contained in the armature to generate constant output power. This enables the flywheel system to provide between ten and sixty seconds of electricity during power disturbances. While a lead-acid battery can typically provide back-up power for a much longer period, this capability usually is not required. Our flywheel-based system can provide ride-through, or temporary, power for the majority of power disturbances, such as voltage sags and surges, and can bridge the gap between a power outage and the time required to switch to generator power.

   We have verified our flywheel design with both internal and external three-dimensional finite element analysis, as well as tests designed to determine the flywheel's safety at varying speeds. We test each flywheel rotor with stringent quality control methods. These tests have demonstrated a factor of safety consistent with common industrial machines such as large motors and generators.

 The CleanSource Family of Products

   Our unique flywheel energy storage system device is being used in our two currently offered products: CleanSource DC and CleanSource UPS. The CleanSource UPS design takes advantage of the many component similarities between the CleanSource DC and a traditional UPS system. Both products require power conversion electronics, fans for cooling, a frame for structural support, telemetry, data reporting, a user display and other overlapping functions. By combining these functions into a single system, we achieved significant cost efficiencies.

   The UPS electronics we use in the CleanSource UPS product line are the latest in power semiconductor devices using highly reliable and efficient insulated gate bipolar transistors. This results in an efficient, highly responsive power conditioning system that can protect sensitive customer power requirements from even the briefest of electric power anomalies. Tightly integrating these power electronics with our flywheel energy storage system results in an efficient, compact and cost effective UPS system.

 Generator Start Enhancement

   To enhance the overall system reliability of CleanSource UPS, we have patented a method to draw power from the flywheel to supply 24 volts of starting power to a genset to augment or replace the typical starter battery, which is the cause of most generator start failures. When taking advantage of this flywheel-sourced starting power, the reliability of the entire CPS solution is significantly enhanced.

Research and Development

   We believe that our research and development efforts are essential to our ability to successfully deliver innovative products that address the needs of our customers as the market for power quality products evolves. Our research and development team works closely with our marketing and sales team and OEMs to define product requirements to address the specific needs of the power quality market. Our research and development expenses were $4.0 million, $4.4 million and $9.9 million in 1998, 1999 and 2000, respectively. We anticipate maintaining significant levels of research and development expenditures in the future. At December 31, 2000, our research, development and engineering team consisted of 54 engineers and technicians.

Manufacturing

   We source all of our components from contract manufacturers to enhance our ability to scale our operations and minimize cost. This approach allows us to respond quickly to customer orders while maintaining high quality standards.

   Our internal manufacturing process consists of assembly, functional testing and quality control of our products. We also test components, parts and subassemblies obtained from suppliers for quality control purposes.

   We are in the process of implementing long-term agreements with our suppliers, but currently purchase most of our components on a purchase order basis. Although we use standard parts and components for our products where possible, we purchase a particular type of power module from Semikron International and a microprocessor from Motorola, both of whom are single source suppliers. If we were unable to obtain these components, we believe it would take approximately six months to develop a substitute power module and approximately four months to develop a substitute microprocessor. The power module from Semikron International is now covered by a long-term agreement and requires the supplier to maintain a safety stock of power modules in the United States. We further maintain a two month inventory of such component. Our requirements for the Motorola microprocessor are covered by purchase orders into the third quarter of 2001. We further maintain approximately three months of inventory of the Motorola microprocessor.

   We plan to substantially expand our manufacturing facilities and capacity in order to support projected volume demand for our products.

Proprietary Rights

   We rely on a combination of patents and trademarks, as well as confidentiality agreements and other contractual restrictions with employees and third parties, to establish and protect our proprietary rights. We have filed over 30 patent applications before the United States Patent and Trademark Office, 26 of which have issued into patents. Additionally, we have made a concerted effort to obtain patent protection abroad for Active Power's technology by continuing to file patent applications in Europe and Asia. Our patent strategy is critical for preserving our rights in and to the intellectual property embodied in our CleanSource product line. As a manufactured, tangible device that is sold rather than licensed, the CleanSource product line does not qualify for copyright or trade secret protection. To enforce our ownership of such technology, we principally rely on the protection obtained through the patents we own, as well as state unfair competition laws. We intend to aggressively protect our patents, including by bringing legal actions if we deem it necessary.

   We own the registered trademarks CLEANSOURCE(R) and MAKING ELECTRICITY BETTER(R) in the United States and have applied for a trademark on our logo. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

Competition

   The power quality and power reliability markets are intensely competitive. The principal bases of competition are system reliability, availability, cost, including initial cost and total cost of ownership, and OEM endorsement and brand recognition.

   Our CleanSource DC product competes with makers of lead-acid batteries and groups that are developing their own battery-free technologies. Industry sources estimate that the U.S. UPS lead-acid battery market was approximately $400 million in 2000, substantially all of which will be comprised of sales of lead-acid batteries rather than battery-free technologies designed to replace lead-acid batteries, such as CleanSource DC. Of the makers of battery-free products, Piller and International Computer Power are the only companies currently offering flywheel energy storage systems that directly compete with the CleanSource DC. The Piller flywheel is only available with Piller's proprietary UPS system. In the 500 kW and under power range, we believe that we have a substantial majority of the installed base of flywheel products. In the overall flywheel market, we believe that we and Piller each have approximately half of the installed flywheel units. The CleanSource DC is the only flywheel system that is sold and serviced by the major UPS manufacturers--Powerware, Liebert and MGE UPS Systems. Examples of other technologies potentially competitive with CleanSource DC include high-speed composite flywheels, ultra capacitors and superconducting magnetic energy storage. To date, however, we believe that none of these technologies has achieved a sufficient presence in our market to be considered a competitor.

   The CleanSource UPS as distributed by Caterpillar competes with UPS manufacturers such as Powerware, Liebert and MGE UPS Systems, who also are CleanSource DC distributors. When sold in conjunction with a standby generator, the CleanSource UPS competes with battery-free systems from Piller, Hitec and EuroDiesel. While CleanSource UPS is a new product and we therefore have not sold a significant number of units, we believe that the high efficiency, broad power range and compact footprint of the CleanSource UPS, coupled with Caterpillar's brand recognition and support, will allow us to compete successfully with these alternatives.

   We expect our future CPS product to compete with batteries, flywheels and gensets that are used in the telecommunications market from such companies as C&D Technologies, Beacon, Yuasa, Panasonic, the Hawker division of Invensys and Generac. While we believe that our future CPS product will offer the telecommunications market a superior technology to what currently exists, we may have difficulty competing with the existing product offerings in this market and may never develop a competitive product offering.

Employees

   At December 31, 2000, we had 167 employees, with 54 engaged in research, development and engineering, 64 in manufacturing, 19 in sales, 4 in marketing and customer support, and 26 in administration, information technology and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

               Additional Factors That May Affect Future Results

   You should carefully consider the following risks and all other information contained in this prospectus before deciding to invest in our common stock. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

We have incurred significant losses and anticipate losses for the next several years.

   We have incurred operating losses since our inception and expect to continue to incur losses in the foreseeable future. As of December 31, 2000, we had an accumulated deficit of $52.7 million. To date, our product revenue has been insignificant, and we have funded our operations through sales of our stock and a $5.0 million development funding payment from Caterpillar. We will need to generate significant revenue to achieve profitability, and we cannot assure you that we will ever realize sufficient revenue to achieve profitability. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we expect to continue to incur losses.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenue and may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

   We have generated a total of $6.8 million in product revenue over the past three years, and we have sold fewer than 160 CleanSource DC and CleanSource UPS products. We are uncertain whether our products will achieve market acceptance such that our revenues will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. Further, we are expanding our staff and facilities and increasing our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, we will incur significant losses.

Our business is subject to fluctuations in operating results, which could negatively impact the price of our stock.

   Our product revenue, expense and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, among others:

  . the timing of orders from our customers and the possibility that these customers may change their order requirements with little or no advance notice to us;

  . the rate of adoption of our flywheel-based energy storage system as an alternative to lead-acid batteries;

  . the deferral of customer orders in anticipation of new products from us or other providers of power quality systems;

  . the ongoing need for short-term power outage protection in traditional
    UPS systems;

  . the uncertainty regarding the adoption of our current and future products, including our recently introduced CleanSource UPS product and our fully integrated CPS, which we expect to commercially introduce by the end of 2001; and

  . the rate of growth of the markets for our products.

Our business is dependent on the market for power quality products, and if this market does not expand as we anticipate, or if alternatives to our products are successful, our business will suffer.

   The market for power quality products is rapidly evolving and it is difficult to predict its potential size or future growth rate. Most of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, may be reluctant or slow to adopt a new approach. Moreover, our products are alternatives to existing UPS and CPS systems and may never be accepted by our customers or may be made obsolete by other advances in power quality technologies. Improvements may also be made to the existing alternatives to our products that could render them less desirable or obsolete.

We have limited product offerings, and our success depends on our ability to develop in a timely manner new and enhanced products that achieve market acceptance.

   We have only one principal product that has any significant operating history at customer sites, CleanSource DC, and we have only recently introduced our CleanSource UPS product. To grow our revenue, we must rely on Caterpillar to successfully market our CleanSource UPS product, and we must develop and introduce to market new products and product enhancements in a timely manner. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance. This would substantially impair our revenue prospects.

Failure to expand our distribution channels and manage our distribution relationships could impede our future growth.

   The future growth of our business will depend in part on our ability to expand our existing relationships with OEMs, to identify and develop additional channels for the distribution and sale of our products and to manage these relationships. As part of our growth strategy, we intend to expand our relationships with OEMs and to develop relationships with new OEMs. We will also look to identify and develop relationships with additional partners that could serve as distributors for our products. Our inability to successfully execute this strategy and to reduce our reliance on Caterpillar could impede our future growth.

We are heavily dependent on our relationship with Caterpillar. If our relationship is unsuccessful, our business and revenue will suffer.

   If our relationship with Caterpillar is not successful, or if Caterpillar's distribution of our CleanSource UPS product is not successful, our business and revenue will suffer. Pursuant to a development agreement, Caterpillar provided us with $5.0 million in funding to support the development of our CleanSource UPS product. In exchange for this payment, Caterpillar received co-ownership of the proprietary rights in this product. Either we or Caterpillar may license to other entities the intellectual property that we jointly own without seeking the consent of the other and all licensing revenue generated by licensing this intellectual property will be solely retained by the licensing party. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2005. Caterpillar may terminate this agreement at any time by giving us 90 days' advance written notice. We also have a distribution agreement with Caterpillar. During 2000, we received approximately $4.7 million, or 96% of our product revenue from Caterpillar. Pursuant to the distribution agreement with Caterpillar, they are the exclusive distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units.

We depend on a limited number of OEM customers for the vast majority of our revenue and service and support functions. The loss or significant reduction in orders, or the failure to provide adequate service and support to the end users of our products, from any key OEM customer, particularly Caterpillar, would significantly reduce our revenue.

   We rely on OEMs as a primary distribution channel because they are able to sell our products to a large number of end user organizations. We further rely on our OEMs to provide service and support to the end users of our products because they have the experience and personnel to perform such activities. We believe that the use of OEM channels will enable our products to achieve broad market penetration, while we devote a limited amount of our resources to sales, marketing and customer service and support. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers, primarily Caterpillar. For example, in 2000, sales to Caterpillar and its dealer network accounted for 96% of our revenue. Therefore, the loss of our key OEM customer, Caterpillar, or a significant reduction in sales to Caterpillar and its dealers, would significantly reduce our revenue. We also have granted Caterpillar semi-exclusive worldwide rights to distribute our CleanSource UPS product, provided that they meet minimum annual sales requirements. These restrictions will further increase our dependence upon Caterpillar. However, Caterpillar is not obligated to purchase any CleanSource UPS units under this agreement.

We may have difficulty managing the expansion of our operations.

   We are undergoing rapid growth in the number of our employees, the size of our physical facilities and the scope of our operations. For example, we had 38 employees on January 1, 1998, 126 employees on June 30, 2000 and 167 employees on December 31, 2000. Such rapid expansion is likely to place a significant strain on our senior management team and other resources. Our business, prospects, results of operations or financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion.

We have no experience manufacturing our products in the quantities we expect to sell in the future.

   To be financially successful, we will have to manufacture our products in commercial quantities at acceptable costs while also preserving the quality levels achieved in manufacturing these products in more limited quantities. This presents a number of technological and engineering challenges for us. We cannot assure you that we will be successful in executing the planned expansion of our manufacturing activities. We have not previously manufactured our products in high volume. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and product standards or production volumes required to successfully manufacture large quantities of our products. Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers.

We are subject to increased inventory risks and costs because we outsource the manufacturing of components of our products in advance of binding commitments from our customers to purchase our products.

   To assure the availability of our products to our OEM customers, we outsource the manufacturing of components prior to the receipt of purchase orders from OEM customers based on their forecasts of their product needs. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue for such products until the product is shipped to the OEM. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. As demand for our products may not materialize, this product delivery method subjects us to increased risks of high inventory carrying costs and obsolescence and may increase our operating costs. In addition, we may from time to time make design changes to our products, which could lead to obsolescence of inventory.

We depend on sole source and limited source suppliers for certain key components, and if we are unable to buy these components on a timely basis, our delayed ability to deliver our products to our customers may result in reduced revenue and lost sales.

   We purchase a power module and a microprocessor for our products from sole sources. We do not have long-term contracts with most of our suppliers, and to date most of our component purchases have been made in relatively small volumes. As a result, if our suppliers receive excess demand for their products, we may receive a low priority for order fulfillment as large volume customers will receive priority. If we are delayed in acquiring components for our products, the manufacture and shipment of our products also will be delayed. We generally use a twelve-month forecast of our future product sales to determine our component requirements. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components. Some of these delays may be substantial. As a result, we purchase these components in large quantities to protect our ability to deliver finished products. If we overestimate our component requirements, we may have excess inventory, which will increase our costs. If we underestimate our component requirements, we will have inadequate inventory, which will delay our manufacturing and render us unable to deliver products to customers on scheduled delivery dates. If we are unable to obtain a component from a supplier or if the price of a component has increased substantially, we will be required to manufacture the component internally, which will result in delays. Manufacturing delays could negatively impact our ability to sell our products and could damage our customer relationships.

We depend on key personnel to manage our business and develop new products in a rapidly changing market, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and sell our products could be impaired.

   We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. In particular, due to the relatively early stage of our business, we believe that our future success is highly dependent on Joseph F. Pinkerton, III, our founder, chief executive officer and president, to provide continuity in the execution of our growth plans. While we have severance arrangements in place with Mr. Pinkerton and with David S. Gino, our chief financial officer, we do not have long-term employment agreements in place with any of our employees. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

We are a relatively small company with limited resources compared to some of our current and potential competitors, and competition within our markets may limit our sales growth.

   The markets for power quality and power reliability are intensely competitive. There are many companies engaged in all areas of traditional and alternative UPS and CPS systems in the United States, Canada and abroad, including, among others, major electric and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. There are many companies located in the United States, Canada and abroad that are developing flywheel-based energy storage systems and flywheel-based power quality systems. We also compete indirectly with companies that are developing other types of power technologies, such as superconducting magnetic energy storage, ultra-capacitors and dynamic voltage restorers.

   Many of our current and potential competitors have longer operating histories, significantly greater resources, broader name recognition and a larger customer base than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, some of our current and potential competitors have established supplier or joint development relationships with our current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing products from us or to persuade them to replace our products with their products. Increased competition could decrease our prices, reduce our sales, lower our margins, or decrease our market share. These and other competitive pressures could prevent us from competing successfully against current or future competitors and could materially harm our business.

If we are unable to protect our intellectual property, we may be unable to compete.

   Our products rely on our proprietary technology, and we expect that future technological advancements made by us will be critical to sustain market acceptance of our products. Therefore, we believe that the protection of our intellectual property rights is, and will continue to be, important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners and control access to and distribution of our software, documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where applicable laws may not protect our proprietary rights as fully as in the United States. In addition, the measures we undertake may not be sufficient to adequately protect our proprietary technology and may not preclude competitors from independently developing products with functionality or features similar to those of our products.

Our efforts to protect our intellectual property may cause us to become involved in costly and lengthy litigation, which could seriously harm our business.

   In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. Although we have not been involved in intellectual property litigation, we may become involved in litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

  . cease selling our products that use the challenged intellectual property;

  . obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology or trademark, which license may not be available on reasonable terms, or at all; or

  . redesign those products that use infringing intellectual property or cease to use an infringing trademark.

Any acquisitions we make could disrupt our business and harm our financial condition.

   Although we are not currently negotiating any material business or technology acquisitions, as part of our growth strategy, we intend to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. We have no experience in making acquisitions. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

  . problems integrating the acquired operations, technologies or products with our existing business and products;

  . potential disruption of our ongoing business and distraction of our management;

  . difficulties in retaining business relationships with suppliers and customers of the acquired companies;

  . difficulties in coordinating and integrating overall business strategies, sales and marketing, and research and development efforts;

  . the maintenance of corporate cultures, controls, procedures and policies;

  . risks associated with entering markets in which we lack prior experience;
    and

  . potential loss of key employees.

We may require substantial additional funds in the future to finance our product development and commercialization plans.

   Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities or the development of our manufacturing capabilities with our revenue, cash on hand and proceeds from our initial public offering. We expect that our current cash and investments, together with our other available sources of working capital, will be sufficient to fund development activities for at least 24 months. However, unforeseen delays or difficulties in these activities could increase costs and exhaust our resources prior to the full commercialization of our products under development. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

Our stock price may be volatile.

   During 2000, we experienced significant volatility in our stock price. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

  . actual or anticipated fluctuations in our operating results;

  . changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

  . changes in market valuations of other technology companies, particularly those that sell products used in power quality systems;

  . announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

  . introduction of technologies or product enhancements that reduce the need for flywheel energy storage systems;

  . the loss of one or more key OEM customers; and

  . departures of key personnel.

ITEM 2. Properties.

   As of December 31, 2000, our corporate headquarters facility, which houses our administrative, advanced development, engineering, information systems, marketing, sales and service and support groups, consists of approximately 27,550 square feet in Austin, Texas. We lease our corporate headquarters facility pursuant to an agreement that expires in March 2003. Our current manufacturing facility of approximately 42,300 square feet is also located in Austin, Texas; however, the lease on this facility will expire in September 2001. The total monthly lease payments due for these facilities is approximately $61,000. Additionally, we have recently signed a lease, which will be effective in May 2001, for an additional 86,000 square feet of manufacturing space to replace our existing manufacturing facility. The size of this facility will increase to approximately 127,000 square feet by the end of the lease term in May 2005. Our total monthly lease payments will increase by $40,800 when the lease for this new facility becomes effective.

ITEM 3. Legal Proceedings.

   We are not party to any legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders.

   None.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   Our common stock has been quoted on the Nasdaq National Market under the symbol "ACPW" since our initial public offering on August 7, 2000. Prior to the initial public offering, there had been no public market for our common stock. The following table lists the high and low per share sales price for our common stock as reported by the Nasdaq National Market for the periods indicated:

                                                                   High   Low
                                                                  ------ ------
   Year Ended December 31, 2000
     Third Quarter (from August 7, 2000.......................... $79.75 $17.00
     Fourth Quarter.............................................. $63.50 $12.75

   As of March 1, 2001, there were 39,257,420 shares of our common stock outstanding held by 771 stockholders of record.

   We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

   Our registration statement (Registration No. 333-36946) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on August 7, 2000. A total of 9,200,000 shares of common stock were registered. We sold a total of 8,900,000 shares of our common stock and a selling shareholder sold 300,000 shares to an underwriting syndicate. The managing underwriters were Goldman, Sachs & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and CIBC World Markets Corp. The offering commenced and was completed on August 8, 2000, at a price to the public of $17.00 per share. The initial public offering resulted in net proceeds to us of $139.0 million after deducting underwriting commissions of $10.6 million and offering expenses of $1.6 million. As of January 31, 2001, we have used $12 million of our available funds. The remaining proceeds from the IPO were invested in government securities and other short-term, investment-grade, interest bearing instruments.

ITEM 6. Selected Financial Data.

                            SELECTED FINANCIAL DATA

   The following tables set forth our selected financial data. The data for the three years ended December 31, 2000, 1999 and 1998 has been derived from the audited financial statements appearing elsewhere in this document. The data for the years ended December 31, 1997 and 1996 has been derived from audited financial statements not appearing in this document. You should read the selected financial data set forth below in conjunction with our financial statements and the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information appearing elsewhere in this document.

Results of Operations:

                                          Year ended December 31,
                          ------------------------------------------------------------
                             2000         1999         1998        1997        1996
                          -----------  -----------  ----------  ----------  ----------
                                   (In thousands, except per share data)
Product revenue.........  $     4,872  $     1,047  $      915  $      138         --
Cost of goods sold......        7,966        3,006       1,238         158         --
                          -----------  -----------  ----------  ----------  ----------
Product margin..........  $    (3,094) $    (1,959) $     (323) $      (20)        --
Development funding.....          --         5,000         --          --          --
Operating expenses:
  Research and
   development..........        9,864        4,441       4,045       2,598  $      968
  Selling, general &
   administrative.......        6,205        3,972       1,925       1,264         483
  Amortization of
   deferred stock
   compensation.........        6,692        1,631         --          --          --
                          -----------  -----------  ----------  ----------  ----------
    Total operating
     expenses...........       22,761       10,044       5,970       3,862       1,451
                          -----------  -----------  ----------  ----------  ----------
Operating loss..........      (25,855)      (7,003)     (6,294)     (3,882)     (1,451)
Interest income/expense,
 net....................        4,363          421         305         144         109
Change in fair value of
 warrants with
 redemption rights......       (1,562)      (3,614)        --          --          --
Other income............          (50)           8          10         --          --
                          -----------  -----------  ----------  ----------  ----------
Net loss................  $   (23,104) $   (10,188) $   (5,979) $   (3,738) $   (1,342)
Preferred stock
 dividends, accretion, &
 conversion.............       19,079       29,660       2,789         826         293
Net loss to common
 stockholders...........  $   (42,183) $   (39,848) $   (8,767) $   (4,564) $   (1,635)
                          ===========  ===========  ==========  ==========  ==========
Net loss per share,
 basic and diluted......  $     (1.92) $     (3.98) $    (0.90) $    (0.48) $    (0.17)
Shares used in computing
 net loss per share,
 basic and diluted......   21,928,874   10,009,554   9,789,407   9,589,462   9,426,456

Balance Sheet Data:

                                            As of December 31,
                                ---------------------------------------------
                                  2000     1999      1998     1997     1996
                                -------- --------  --------  -------  -------
                                               (thousands)
Cash, cash equivalents and
 investments................... $146,209 $ 26,265  $  7,536  $ 4,340  $ 2,434
Working capital................  136,972   26,394     8,008    4,565    2,470
Total assets...................  156,132   28,366     9,734    5,921    3,002
Long-term obligations, less
 current portion...............      --       --         55      170      --
Redeemable convertible
 preferred stock...............      --    54,235    24,575   11,786    4,960
Total stockholders' equity
 (deficit).....................  152,389  (30,338)  (15,524)  (6,742)  (2,167)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion should be read in conjunction with the financial statements appearing elsewhere in this Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the heading "Risk Factors." Please also see "Special Note Regarding Forward Looking Statements."

Overview

   We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today's digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. Leveraging our expertise in this technology and in conjunction with Caterpillar, the leading maker of engine generators for the power reliability market, we have developed a battery-free power quality system, which is marketed under the Caterpillar brand name (Cat UPS). Our products are sold for use in the facilities of companies in many different industries that all share a critical need for reliable, high-quality power, such as Internet service providers, semiconductor manufacturers, telecommunications providers, hospitals, electric utilities and broadcasters. As an extension of these existing product lines, we are developing a fully integrated continuous power system. The initial target market for this product is the rapidly growing telecommunications industry.

   Since 1996, we have focused our efforts and financial resources primarily on the design and development of our CleanSource line of power quality products and on establishing effective OEM channels to market our products. As of December 31, 2000, we had generated an accumulated deficit of $52.7 million and expect to continue to sustain operating losses for the next several years. We initially funded our operations primarily through sales of shares of our preferred stock, which have resulted in gross proceeds of approximately
$42.6 million. We believe the proceeds from our August 2000 initial public offering, approximately $139.0 million net of commissions and issuance costs, together with cash balances on hand prior to August 2000 will be sufficient to meet our capital requirements through at least the next 24 months. Our cash and investments position at December 31, 2000 was $146.2 million.

   Since our inception, a small number of customers have accounted for the majority of our annual sales. During 1999, our four largest customers accounted for 89% of our sales, with our largest customer, Caterpillar and its dealer network, accounting for 39%. In 2000, our business level with Caterpillar and its dealer network grew substantially accounting for 96% of our revenue due to the commercial introduction of the CleanSource UPS product line. We expect to continue to be dependent on a few OEM customers, primarily Caterpillar, for the majority of our sales for the foreseeable future.

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

   We believe that although these efforts will increase our operating expenses, they will also enable us to realize significant revenue growth.

Results of Operations

 Comparison of 2000, 1999 and 1998

   Product Revenue. Product revenue primarily consists of sales of our CleanSource power quality products. Sales increased $3.9 million, or 365%, to $4.9 million in 2000 from $1.0 million in 1999. Sales increased $131,000, or 14%, to $1.05 million in 1999 from $915,000 in 1998. Both the 2000 and 1999 increases are attributable to an increase in the sales of our recently launched CleanSource UPS product line, with initial sales of this new product line beginning in the fourth quarter of 1999. During 2000 we sold 118 of our quarter-megawatt flywheel units, compared to 24 in 1999 and 23 in 1998.

   Cost of goods sold. Cost of goods sold includes the cost of component parts of our product that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, shipping costs, and the costs of manufacturing support functions such as logistics and quality assurance. Cost of goods sold increased $5.0 million, or 165%, to $8.0 million in 2000 from $3.0 million in 1999. Cost of goods sold increased $1.8 million, or 143%, to $3.0 million in 1999 from $1.2 million in 1998. Both the 2000 and 1999 increases were primarily attributable to increases in manufacturing capacity to support an increase in sales volume and an anticipated increase in demand for our products. We expect that as our product volumes increase over time, unit production costs will tend to decrease as we achieve greater economies of scale in production and in purchasing component parts.

   Development funding. Development funding consists of funds received from Caterpillar to support the development of the CleanSource UPS product. In 1999, we received $5.0 million in development funding from Caterpillar. We did not receive any development funding in 2000 or 1998. We do not currently have any other development funding contracts.

   Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Research and development expense increased $5.5 million, or 122%, to $9.9 million in 2000 from $4.4 million in 1999. Research and development expense increased $396,000, or 10%, to $4.4 million in 1999 from $4.0 million in 1998. The increase in research and development expense was primarily due to the increased product development of CleanSource UPS and other products including our 6 kilowatt continuous power system. We believe that research and development expense will continue to increase significantly in 2001 and thereafter as we continue to develop new products and enhance existing product lines.

   Selling, general and administrative. Selling, general and administrative expense is primarily comprised of compensation and related costs for sales, marketing and administrative personnel, selling and marketing expenses, professional fees and reserves for bad debt. Selling, general and administrative expense increased approximately $2.2 million, or 56%, to $6.2 million in 2000 from $4.0 million in 1999. Selling, general and administrative expense increased approximately $2.0 million, or 106%, to $4.0 million in 1999 from $1.9 million in 1998. The 1999 increase in selling, general and administrative expense was principally due to a charge of $1.4 million related to warrants we issued to stockholders in conjunction with strategic alliance agreements we entered into with them relating to their use, evaluation and feedback of products they agreed to purchase and other business assistance. In 2000, we increased personnel in our sales organization in order to support our OEM channel partners and to address opportunities for sales of our CleanSource UPS product line. We believe that selling, general and administrative expense will increase in future periods as we add sales, marketing and administrative personnel to position us for future sales growth and to assist in the administration of an expanding work force and the additional activities associated with becoming a public company.

   Amortization of deferred stock compensation. Deferred stock compensation is a non-cash expense that reflects the difference between the exercise price of option grants to employees and the estimated fair value determined subsequently by us of our common stock at the date of grant. We are amortizing deferred stock compensation as an operating expense over the vesting periods of the applicable options, which resulted in amortization expense of $1.6 million in 1999. No amortization of deferred stock compensation occurred in 1998 as, prior to 1999, we believe that all options were granted at exercise prices equal to the fair value of the underlying stock on the date of grant. This amortization expense increased in 2000 to $6.7 million due to the vesting of options that were granted in 1999 and 2000. However, we expect the amortization expense to decrease after 2000, as the options on which we are amortizing deferred stock compensation become fully vested.

   Interest income/expense. Interest income net of interest expense increased $3.9 million, or 936%, to $4.4 million in 2000 from approximately $421,000 in 1999. Net interest income/expense increased $116,000, or 38%, to $421,000 in 1999 from $305,000 in 1998. The significant increase in 2000 is primarily due to increases in our average cash, cash equivalent and investment balances associated with the approximately $139.0 million raised as part of our August 2000 initial public offering.

   Change in fair value of warrants. Due to the redemption feature of warrants we had outstanding until the initial public offering, we recorded a liability associated with the fair value of the warrants on the balance sheet and recorded changes in fair value of the warrants in earnings. We calculated the fair value of the warrants using a Black-Scholes pricing model. In 1999 and 2000 the fair value of the underlying common stock increased substantially, resulting in an increase in the warrant value and corresponding non-cash expense.

   Preferred stock dividends, accretion and conversion. We recorded non-cash charges of $19.1 million in 2000 and $7.7 million in 1999 associated with our redeemable preferred stock to reflect dividend rights and accretion to redemption value. In 1999, we issued Series E convertible preferred stock at a lower price than the price which was subsequently determined by the board of directors to be the fair market value totaling a $22.0 million discount. All of our preferred stock was converted to common at the time of our initial public offering.

   Income Tax Expense. As of December 31, 2000, our accumulated net operating loss carryforward was $30 million. We anticipate that all of this loss carryforward amount will remain available for offset against any future tax liabilities that we may incur. However, because of uncertainty regarding our ability to use these carryforwards, we have established a valuation allowance for the full amount of our deferred tax assets.

 Liquidity and Capital Resources

   Our principal sources of liquidity as of December 31, 2000 consisted of $146 million of cash and investments. We have primarily funded our operations through our initial public offering in August 2000, resulting in net proceeds of $139 million, sales of shares of our preferred stock, which have resulted in gross proceeds of approximately $43 million, as well as $5 million in development funding received from Caterpillar in 1999. Cash used in operating activities in 2000 was $15.3 million, a $12.7 million increase from the $2.6 million used in 1999. The increased level of cash usage is primarily attributable to a higher level of product development, and the expansion of our manufacturing operations and sales activities.

   Capital expenditures were $4.4 million in 2000 and $598,000 and $793,000 in 1999 and 1998, respectively. We made these expenditures to acquire engineering test equipment, to develop market demonstration units, and to purchase manufacturing equipment to facilitate production testing, as well as for general computer equipment and software for administrative purposes, and for the buildout of additional office, engineering lab and manufacturing space. We expect to incur $8.0 to $10.0 million in capital expenditures in 2001 primarily on manufacturing facility improvements, including product test and assembly equipment, to increase our manufacturing capacity.

   We believe our existing cash balances at December 31, 2000 will be sufficient to meet our capital requirements through at least the next 24 months, although we may elect to seek additional funding prior to that time. Beyond the next 24 months, our capital requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing facilities, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition, we may enter into acquisitions or strategic arrangements in the future which could also require us to seek additional equity or debt financing.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

   Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our interest income by $1.5 million. Because of the short-term nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on their fair value.

   We invest our cash in a variety of financial instruments, including bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

ITEM 8. Financial Statements and Supplementary Data.

   The financial statements and supplementary data required by this item is included in Part IV, Item 14(a) on this Form 10-K and are presented beginning on page F-1.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

ITEM 10. Executive Officers of the Registrant.

   The following table sets forth, as of December 31, 2000, certain information concerning our executive officers:

          Name                   Age                 Position(s)
          ----                   ---                 -----------
   Eric L. Jones...............   65 Chairman of the Board of Directors
   Joseph F. Pinkerton, III....   37 President and Chief Executive Officer
   David S. Gino...............   42 Vice President of Finance, Chief Financial
                                      Officer, Treasurer, and Secretary
   James A. Balthazar..........   47 Vice President of Marketing
   William E. Ott, II..........   45 Vice President of Sales and Service

   Eric L. Jones has served as the Chairman of our Board of Directors since March 1995. Since April 1994, he has been a partner with SSM Venture Partners, L.P., an Austin, Texas-based venture capital firm. Mr. Jones is currently a director/chairman of several private companies including Motive Communications, 360 Commerce, eTopware and NetBotz. He is also the past chairman of the board of directors of VTEL Corporation and Tivoli Systems, both of whom became public corporations during his tenure. During a 25-year career at Texas Instruments, Mr. Jones managed a Fortune 500-sized business units as a corporate vice president and Group president. Mr. Jones holds a Ph.D. in mechanical engineering from the University of Texas at Austin.

   Joseph F. Pinkerton, III, our founder, has served as our Chief Executive Officer, President and director since August 1992. Mr. Pinkerton formed Active Power in 1992. Shortly after founding the company, Mr. Pinkerton patented the world's first room temperature magnetic bearing capable of operating without electronic controls. Since then, he has brought together a team of experienced engineers, developed a revolutionary flywheel device and filed over 30 patent applications covering magnetic bearings, flywheel systems and rotating electric machinery. From June 1989 to June 1992, Mr. Pinkerton was a principal with Fundamental Research Company,in Walled Lake, Michigan. While at FRC, Mr. Pinkerton completed two joint research projects with the University of Texas at Austin and was awarded a patent for a novel electrical generator. Mr. Pinkerton received a Bachelor of Arts degree in Physics from Albion College, Albion, MI in association with Columbia University, New York, N.Y.

   David S. Gino has served as Chief Financial Officer, Vice President of Finance and Secretary since joining Active Power in December 1999. From August 1995 to November 1999, Mr. Gino was the Chief Financial Officer and Executive Vice President of Finance of DuPont Photomasks, Inc. (DPI), a public semiconductor component manufacturer. Mr. Gino led DPI through a period of rapid growth, numerous acquisitions, its initial public offering and secondary public financing. Prior to joining DPI, Mr. Gino held a number of financial and business management positions with The DuPont Company's semiconductor materials, imaging systems and printing and publishing businesses. Mr. Gino holds a Bachelor of Arts degree in economics from the University of California at Santa Barbara and an M.B.A. from the University of Phoenix.

   James A. Balthazar has served as our Vice President of Marketing since October 1996. Mr. Balthazar is responsible for worldwide marketing activities at Active Power, including market development, channel development and product marketing activities. Prior to joining Active Power, Mr. Balthazar held various management positions, including Vice President of Marketing, during his 12-year tenure at Convex Computer Corporation, a public supercomputer manufacturer in Richardson, Texas. He joined Convex as an early employee, prior to the company becoming public, and assisted in its growth to an over $250 million company before being purchased by Hewlett Packard in 1995. Before that, he worked as a consulting engineer for Structural Dynamics Research Corp. (SDRC), Cincinnati, Ohio, and for University Computing Co. (UCC),

Dallas, Texas. The Maryland native has a Bachelor of Science degree from the University of Maryland, College Park and a Master's of Science degree in theoretical and applied mechanics from Cornell University, Ithaca, New York.

   William E. Ott, II has served as our Vice President of Sales and Service since September 1997. Before Active Power, Mr. Ott held several senior field management positions in the high technology arena including over nine years with Convex Computer Corporation, which was acquired in 1995 by Hewlett Packard. Most recently, Mr. Ott served as General Manager for Eastern United States, Canada and Latin America at US Data Corp., a public manufacturer of automation software. From August 1995 to July 1996, he was the Southeastern Sales Director for Pyramid Technology Corp., a public high performance UNIX server manufacturer, and from July 1994 to June 1995, he was the Southeastern United States Sales Manager for Sybase, Inc. Mr. Ott holds a Bachelor of Science degree in electrical engineering and an M.B.A. from the University of Missouri at Columbia.

   Further information required by this Item is incorporated by reference to our Proxy Statement under the sections captioned "Matters to be Considered at Annual Meeting--Proposal One: Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11. Executive Compensation.

   The information required by this Item is incorporated by reference to our Proxy Statement under the sections captioned "Executive Compensation and Other Information" and "Certain Transactions."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this Item is incorporated by reference to our Proxy Statement under the section captioned "Ownership of Securities."

ITEM 13. Certain Relationships and Related Transactions.

   The information required by this Item is incorporated by reference to our Proxy Statement under the section captioned "Certain Transactions."

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) The following documents are filed as part of this 10-K:

     1. Financial Statements. The following financial statements of Active Power, Inc. are filed as a part of this Form 10-K on the pages indicated:

                                                                            Page
                                                                            ----
Report of Independent Auditors............................................. F-1

Financial Statements:

Balance Sheets............................................................. F-2

Statements of Operations................................................... F-3

Statements of Stockholders' Equity (Deficit)............................... F-4

Statements of Cash Flows................................................... F-5

Notes to Financial Statements.............................................. F-6

     2. Schedules.

   All schedules have been omitted since the information required by the schedule is not applicable, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and notes thereto.

     3. Exhibits.

 Exhibit
 Number  Description
 ------- -----------
 3.1*    Form of Amended and Restated Certificate of Incorporation (filed as
         Exhibit 3.1 to the Company's IPO Registration Statement on Form S-l
         (SEC File No. 333-36946) (the "IPO Registration Statement")

 3.2*    Form of Amended and Restated Bylaws (filed as Exhibit 3.2 to the IPO
         Registration Statement)

 4.1* Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to the IPO Registration Statement)

 4.2*    Warrant to Purchase Common Stock issued to Enron North America Corp.
         (filed as Exhibit 4.2 to the IPO Registration Statement)

 4.3* Warrant to Purchase Common Stock issued to Stephens Group, Inc. (filed as Exhibit 4.3 to the IPO Registration Statement)

 10.1*   Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO
         Registration Statement)

 10.2* Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement)

 10.3*   Active Power, Inc. 2000 Employee Stock Purchase Plan (filed as Exhibit
         10.3 to the IPO Registration Statement)

 10.4*   Second Amended and Restated Investors' Rights Agreement by and between
         Active Power, Inc. and certain of its stockholders (filed as Exhibit
         10.4 to the IPO Registration Statement)

 10.5*   Consulting Services Agreement by and between Active Power and Eric L.
         Jones (filed as Exhibit 10.5 to the IPO Registration Statement)


 Exhibit
 Number  Description
 ------- -----------
 10.6+*  Phase II Development and Phase III Feasibility Agreement by and
         between Active Power, Inc. and Caterpillar Inc. (filed as Exhibit 10.6 to the IPO Registration Statement)

 10.7*   Credit Terms and Conditions by and between Active Power, Inc. and
         Imperial Bank (filed as Exhibit 10.7 to the IPO Registration
         Statement)

 10.8*   Security and Loan Agreement by and between Active Power, Inc. and
         Imperial Bank (filed as Exhibit 10.8 to the IPO Registration
         Statement)

 10.9*   Lease Agreement by and between Active Power, Inc. and Braker Phase
         III, Ltd. (filed as Exhibit 10.9 to the IPO Registration Statement)

 l0.l0*  First Amendment to Lease Agreement by and between Active Power, Inc.
         and Braker Phase III, Ltd. (filed as Exhibit 10.10 to the IPO
         Registration Statement)

 10.11*  Second Amendment to Lease Agreement by and between Active Power, Inc.
         and Braker Phase III, Ltd. (filed as Exhibit 10.11 to the IPO
         Registration Statement)

 10.12*  Third Amendment to Lease Agreement by and between Active Power, Inc.
         and Braker Phase III, Ltd. (filed as Exhibit 10.12 to the IPO
         Registration Statement)

 10.13*  Fourth Amendment to Lease Agreement by and between Active Power, Inc.
         and Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the
         IPO Registration Statement)

 10.14*  Fifth Amendment to Lease Agreement by and between Active Power, Inc.
         and Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the
         IPO Registration Statement)

 10.15*  Sublease Agreement by and between Active Power, Inc. and Video
         Associates Laboratories, Inc. (filed as Exhibit 10.15 to the IPO
         Registration Statement)

 10.16*  Employee offer letter (including severance arrangements) from Active
         Power, Inc. to David S. Gino (filed as Exhibit 10.16 to the IPO
         Registration Statement)

 10.17   Lease Agreement by and between Active Power, Inc. and BC12 99, Ltd.

 10.18   Sixth Amendment to Lease Agreement by and between Active Power, Inc.
         and Metropolitan Life Insurance Company

 10.19   Seventh Amendment to Lease Agreement by and between Active Power, Inc.
         and Metropolitan Life Insurance Company

 23.1    Consent of Ernst & Young LLP

 24.1 Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K

--------
*  Incorporated by reference to the indicated filing
+  Confidential treatment previously granted

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Active Power, Inc.

                                               /s/ Joseph F. Pinkerton, III,
                                          By:__________________________________
                                                 Joseph F. Pinkerton, III,
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Joseph F. Pinkerton, III and David S. Gino, and each or any of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Name                            Title                   Date
                 ----                            -----                   ----

   /s/ Joseph F. Pinkerton, III        President, Chief Executive   March 15, 2001
______________________________________  Officer and Director
       Joseph F. Pinkerton, III         (principal executive
                                        officer)

        /s/ David S. Gino              Vice President of Finance    March 15, 2001
______________________________________  and Chief Financial
            David S. Gino               Officer (principal
                                        financial and accounting
                                        officer)

        /s/ Eric L. Jones              Chairman of the Board of     March 15, 2001
______________________________________  Directors
            Eric L. Jones

     /s/ Richard E. Anderson           Director                     March 15, 2001
______________________________________
         Richard E. Anderson

        /s/ Rodney S. Bond             Director                     March 15, 2001
______________________________________
            Rodney S. Bond

       /s/ Jan H. Lindelow             Director                     March 15, 2001
______________________________________
           Jan H. Lindelow

       /s/ Terrence L. Rock            Director                     March 15, 2001
______________________________________
           Terrence L. Rock

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Active Power, Inc.

   We have audited the accompanying balance sheets of Active Power, Inc. (the Company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Active Power, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Austin, Texas
January 18, 2001

                               ACTIVE POWER, INC.

                                 BALANCE SHEETS
                (Thousands, except share and per share amounts)

                                                      Year ended December 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
ASSETS

Current assets:
  Cash and cash equivalents.......................... $    92,720  $    24,856
  Short-term investments.............................      42,541        1,409
  Accounts receivable, net...........................       1,934           38
  Inventories, net...................................       2,343          934
  Prepaid expenses and other.........................       1,177            5
                                                      -----------  -----------
    Total current assets.............................     140,715       27,242
Property and equipment, net..........................       4,469        1,124
Long-term investments................................      10,948          --
                                                      -----------  -----------
    Total assets..................................... $   156,132  $    28,366
                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable................................... $     2,133  $       196
  Accrued expenses...................................       1,610          597
  Notes payable......................................         --            55
                                                      -----------  -----------
    Total current liabilities........................       3,743          848
Other non-current liabilities........................         --             7
Warrants with redemption rights......................         --         3,614
                                                      -----------  -----------
Total liabilities....................................       3,743        4,469
Redeemable convertible preferred stock, zero and
 7,732,084 shares issued and outstanding in 2000 and
 1999, respectively..................................         --        54,235
Stockholders' equity (deficit):
  1992 Preferred Stock--$.001 par value, $.50
   redemption value: 420,000 shares designated,
   issued and outstanding; $210,000 liquidation
   value.............................................         --           --
  Preferred Stock, par value $.001 per share;
   25,000,000 shares authorized, none issued and
   outstanding.......................................         --           --
  Common Stock--$.001 par value; 400,000,000 shares
   authorized; 39,043,166 and 10,787,126 shares
   issued and outstanding in 2000 and 1999,
   respectively......................................          39           11
  Treasury stock, at cost; 34,599 shares.............          (2)          (2)
  Deferred stock compensation........................      (7,519)      (5,430)
  Additional paid-in capital.........................     212,601          803
  Accumulated deficit................................     (52,730)     (25,720)
                                                      -----------  -----------
    Total stockholders' equity (deficit).............     152,389      (30,338)
                                                      -----------  -----------
    Total liabilities and stockholders' equity
     (deficit)....................................... $   156,132  $    28,366
                                                      ===========  ===========

                            See accompanying notes.

                               ACTIVE POWER, INC.

                            STATEMENTS OF OPERATIONS
                (Thousands, except share and per share amounts)

                                               Year ended December 31,
                                          ------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  ----------
Product revenue.........................  $     4,872  $     1,047  $      915
Cost of goods sold (excludes deferred
 stock compensation amortization of $698
 in 2000 and $195 in 1999)..............        7,966        3,006       1,238
                                          -----------  -----------  ----------
Product margin (loss)...................       (3,094)      (1,959)       (323)
Development funding.....................          --         5,000         --
Operating expenses:
Research and development (excludes
 deferred stock compensation
 amortization of $1,636 in 2000 and $910
 in 1999)...............................        9,864        4,441       4,045
Selling, general and administrative
 (excludes deferred stock compensation
 amortization of $4,358 in 2000 and $526
 in 1999)...............................        6,205        3,972       1,925
Amortization of deferred stock
 compensation...........................        6,692        1,631         --
                                          -----------  -----------  ----------
Total operating expenses................       22,761       10,044       5,970
                                          -----------  -----------  ----------
Operating loss..........................      (25,855)      (7,003)     (6,294)
Interest income.........................        4,365          439         339
Interest expense........................           (2)         (18)        (34)
Change in fair value of warrants with
 redemption rights......................       (1,562)      (3,614)        --
Other income............................          (50)           8          10
                                          -----------  -----------  ----------
Net loss................................  $   (23,104) $   (10,188) $   (5,979)
Cumulative undeclared dividends on
 preferred stock........................       (2,053)      (1,820)     (1,283)
Accretion on redeemable convertible
 preferred stock to redemption amounts..      (17,026)      (5,886)     (1,505)
Beneficial conversion feature on
 preferred stock issuance...............          --       (21,953)        --
                                          -----------  -----------  ----------
Net loss to common stockholders.........  $   (42,183) $   (39,848) $   (8,767)
                                          ===========  ===========  ==========
Net loss per share, basic and diluted...  $     (1.92) $     (3.98) $    (0.90)
Shares used in computing net loss per
 share, basic and diluted...............   21,928,874   10,009,554   9,789,407

Pro forma loss per share, basic and
 diluted, assuming conversion of
 convertible preferred stock to common
 stock (unaudited)......................  $     (0.71)
Shares used in computing pro forma loss
 per share, basic and diluted, assuming
 conversion of convertible preferred
 stock to common stock (unaudited)......   32,462,945

                            See accompanying notes.

                              ACTIVE POWER, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Thousands)

                           1992
                      Preferred Stock  Common Stock   Treasury Stock                                          Total
                      --------------- --------------- --------------    Deferred   Additional             Stockholders'
                       Number    Par  Number of  Par   Number    At      Stock      Paid-In   Accumulated     Equity
                      of Shares Value  Shares   Value of Shares Cost  Compensation  Capital     Deficit     (Deficit)
                      --------- ----- --------- ----- --------- ----  ------------ ---------- ----------- -------------
Balance at December
31, 1997............     420    $--      9,932   $10      35    $ (2)   $   --      $    --    $ (6,750)    $ (6,742)
Exercise of stock
options.............     --      --        115   --      --      --         --            11        --            11
Preferred stock
issuance costs......     --      --        --    --      --      --         --           (11)       (14)         (25)
Accretion of
redeemable
convertible
preferred stock to
redemption amount...     --      --        --    --      --      --         --           --      (1,505)      (1,505)
Cumulative dividends
on redeemable
convertible
preferred stock.....     --      --        --    --      --      --         --           --      (1,283)      (1,283)
Net loss............     --      --        --    --      --      --         --           --      (5,979)      (5,979)
                         ---    ----   -------   ---     ---    ----    -------     --------   --------     --------
Balance at December
31, 1998............     420     --     10,047    10      35      (2)       --           --     (15,531)     (15,523)
Exercise of stock
options.............     --      --        740     1     --      --         --           134        --           135
Warrants issued for
services............     --      --        --    --      --      --         --         1,380        --         1,380
Preferred stock
issuance costs......     --      --        --    --      --      --         --           (66)       --           (66)
Deferred stock
compensation........     --      --        --    --      --      --      (7,061)       7,061        --           --
Amortization of
deferred stock
compensation........     --      --        --    --      --      --       1,631          --         --         1,631
Accretion of
redeemable
convertible
preferred stock to
redemption amount...     --      --        --    --      --      --         --        (5,886)       --        (5,886)
Cumulative dividends
on redeemable
convertible
preferred stock.....     --      --        --    --      --      --         --        (1,820)       --        (1,820)
Net loss............     --      --        --    --      --      --         --           --     (10,189)     (10,189)
                         ---    ----   -------   ---     ---    ----    -------     --------   --------     --------
Balance at December
31, 1999............     420     --     10,787    11      35      (2)    (5,430)         803    (25,720)     (30,338)
Exercise of stock
options.............     --      --      1,497     2     --      --         --           554        --           556
Exercise of
warrants............     --      --        432   --      --      --         --         5,206        --         5,206
Deferred stock
compensation........     --      --        --    --      --      --      (8,781)       8,781        --           --
Amortization of
deferred stock
compensation........     --      --        --    --      --      --       6,692          --         --         6,692
Accretion of
redeemable
convertible
preferred stock to
redemption amount...     --      --        --    --      --      --         --       (13,712)    (3,314)     (17,026)
Cumulative dividends
on redeemable
convertible
preferred stock.....     --      --        --    --      --      --         --        (1,461)      (592)      (2,053)
Conversion of
redeemable
convertible
preferred stock to
common stock........     --      --     17,462    17     --      --         --        73,296        --        73,313
Net proceeds from
initial public
offering............     --      --      8,900     9     --      --         --       139,134        --       139,143
Net loss............     --      --        --    --      --      --         --           --     (23,104)     (23,104)
                         ---    ----   -------   ---     ---    ----    -------     --------   --------     --------
Balance at December
31, 2000............     420    $--     39,078   $39      35    $ (2)   $(7,519)    $212,601   $(52,730)    $152,389
                         ===    ====   =======   ===     ===    ====    =======     ========   ========     ========

                            See accompanying notes.

                               ACTIVE POWER, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Thousands)

                                                    Year ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
Operating activities
Net loss.........................................  $(23,104) $(10,188) $(5,979)
  Adjustment to reconcile net loss to cash used
   in operating activities:
  Depreciation expense...........................     1,066       629      342
  Loss on disposal of assets.....................       --          1      --
  Warrants issued for services...................       --      1,380      --
  Amortization of deferred stock compensation....     6,692     1,631      --
  Changes in fair value of warrants with
   redemption rights.............................     1,562     3,614      --
  Changes in operating assets and liabilities:
    Accounts receivable, net.....................    (1,896)      181     (193)
    Inventories, net.............................    (1,409)     (126)      18
    Prepaid expenses and other assets............    (1,172)       11        7
    Accounts payable.............................     1,937       (57)    (253)
    Accrued expenses.............................     1,013       394      157
    Other non-current liabilities................        (7)      (51)     --
                                                   --------  --------  -------
Net cash used in operating activities............   (15,318)   (2,581)  (5,899)


Investing activities
Net maturity (purchase) of short-term
 investments.....................................   (52,080)    3,327     (965)
Purchases of property and equipment..............    (4,411)     (598)    (793)
                                                   --------  --------  -------
Net cash provided by (used in) investing
 activities......................................   (56,491)    2,729   (1,758)


Financing activities
Payments on notes payable........................       (55)     (114)     (98)
Net proceeds from issuance of common stock.......   139,698       136       11
Proceeds from issuance of convertible preferred
 stock, net of issuance costs....................       --     21,887    9,975
Net proceeds from exercise of warrants...........        30       --       --
                                                   --------  --------  -------
Net cash provided by financing activities........   139,673    21,909    9,888
                                                   --------  --------  -------
Increase in cash and cash equivalents............    67,864    22,056    2,231
Cash and cash equivalents, beginning of period...    24,856     2,800      569
                                                   --------  --------  -------
Cash and cash equivalents, end of period.........  $ 92,720  $ 24,856  $ 2,800
                                                   ========  ========  =======
Supplemental disclosure of cash flow information:
Interest paid....................................  $      2  $     18  $    33
                                                   ========  ========  =======


                            See accompanying notes.

                               ACTIVE POWER, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000

1. Organization

   Active Power, Inc. was founded in 1992 for the purpose of developing and commercializing advances in the field of electromechanics. Since inception, Active Power has devoted its efforts principally to research and development, production and marketing of flywheel-based power-quality and storage products that provide consistent, reliable electric power required by today's digital economy. These efforts have included pursuing patent protection for intellectual property, successful production of initial prototypes and limited production volumes, development of manufacturing processes, raising capital and pursuing markets for Active Power's products.

2. Significant Accounting Policies

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Revenue Recognition

   Active Power recognizes revenue when title transfers and its obligations are complete, usually when a unit is shipped. Active Power recognizes revenue related to units shipped for evaluation by the customer at the time of customer acceptance of the unit.

 Shipping and Handling Costs

   The Company classifies shipping and handling costs as cost of goods sold.

 Cash Equivalents

   Active Power considers liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 Short-Term and Long-Term Investments

   Short-term and long-term investments consist of debt securities with readily determinable fair values. Active Power accounts for highly liquid investments with maturities greater than three months but less than one year at date of acquisition as short-term investments. Active Power classifies short-term and long-term investments as available-for-sale. The carrying amount of Active Power's short-term and long-term investments approximates fair value.

   Short term and long term investments at December 31, 2000 consist of the following:

                                                      Carrying Value
                                                      --------------
        Corporate Notes..............................  $ 4,627,296
        Medium Term Notes............................   11,948,466
        Commercial Paper.............................   36,913,429
                                                       -----------
                                                       $53,489,191
                                                       ===========

                               ACTIVE POWER, INC.

                         NOTES TO FINANCIAL STATEMENTS

   The carrying value by contractual maturity, is shown below:

        Due in one year or less......................... $42,540,812
        Due after one year through five years...........  10,948,379
                                                         -----------
                                                         $53,489,191
                                                         ===========

 Inventories

   Active Power states inventories at the lower of cost or replacement cost, with cost being determined on a standard cost basis which does not differ materially from actual cost.

   Inventories, before reserves, consist of the following:

                                                          December 31,
                                                --------------------------------
                                                   2000       1999       1998
                                                ---------- ---------- ----------
   Raw materials............................... $2,902,224 $1,287,031 $  662,436
   Work in process.............................    310,330    135,324    197,607
   Finished goods..............................      4,981    295,315     26,381
   Evaluation units............................        --      27,771    183,323
                                                ---------- ---------- ----------
                                                $3,217,535 $1,745,441 $1,069,747
                                                ========== ========== ==========

   The following table summarizes the changes in inventory reserves:

        Balance at December 31, 1997....................... $198,475
        Additions charged to costs and expenses............  105,000
        Write-off of inventory............................. (41,001)
                                                            --------
        Balance at December 31, 1998.......................  262,474
        Additions charged to costs and expenses............  549,275
        Write-off of inventory.............................      --
                                                            --------
        Balance at December 31, 1999.......................  811,749
        Additions charged to costs and expenses............   63,118
        Write-off of inventory.............................      --
                                                            --------
        Balance at December 31, 2000....................... $874,867
                                                            ========

 Property and Equipment

   Active Power carries property and equipment at cost, less accumulated depreciation. Active Power depreciates property and equipment using the straight-line method over the estimated useful lives of the assets (generally three to eight years).

 Other Liabilities

   The Company's other liabilities are made up of the following significant components at December 31:

                                                               2000      1999
                                                            ---------- --------
   Compensation and Benefits Accruals...................... $  917,001 $270,552
   Accrued Warranty Liability..............................    167,725   95,214
   Other Accrued Expenses..................................    525,567  231,236
                                                            ---------- --------
                                                            $1,610,293 $597,002
                                                            ========== ========

                               ACTIVE POWER, INC.

                         NOTES TO FINANCIAL STATEMENTS


 Patent Application Costs

   Active Power has not capitalized patent application fees and related costs because of uncertainties regarding net realizable value of the technology represented by the existing patent applications and ultimate recoverability. All patent costs have been expensed through December 31, 2000.

 Accounting for Stock-Based Compensation

   As allowed by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, Active Power accounts for its stock compensation arrangements with employees under the provisions of the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is amortized utilizing the accelerated method prescribed in FASB Interpretation No. 28 over the vesting period which is generally four years.

 Income Taxes

   Active Power accounts for income taxes in accordance with the FASB's Statement No. 109, Accounting for Income Taxes. Statement No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Segment Reporting

   Active Power's chief operating decision maker allocates resources and assesses the performance of its power management product development and sales activities as one segment.

 Concentration of Credit Risk

   Financial instruments which potentially subject Active Power to concentrations of credit risk consist of short-term investments and trade receivables. Active Power's short-term investments are placed with high credit quality financial institutions and issuers. Active Power performs limited credit evaluations of its customers' financial condition and generally does not require collateral. Active Power estimates an allowance for doubtful accounts based on factors related to the credit risk of each customer. Credit losses have not been significant to date.

   The following table summarizes the changes in the allowance for doubtful accounts receivable:

   Balance at December 31, 1997........................................ $   463
   Additions charged to costs and expenses.............................   4,577
   Write-off of uncollectible accounts.................................     --
                                                                        -------
   Balance at December 31, 1998........................................   5,040
   Additions charged to costs and expenses.............................  20,936
   Write-off of uncollectible accounts.................................     --
                                                                        -------
   Balance at December 31, 1999........................................  25,976
   Additions charged to costs and expenses.............................  29,514
   Write-off of uncollectible accounts.................................     --
                                                                        -------
   Balance at December 31, 2000........................................ $55,490
                                                                        =======

                               ACTIVE POWER, INC.

                         NOTES TO FINANCIAL STATEMENTS


   The following customers accounted for a significant percentage of Active Power's total revenue as follows:

   Customer                                                      2000 1999  1998
   --------                                                      ---- ----  ----
   A............................................................  96%  39%   17%
   B............................................................   1   21   --
   C............................................................ --    16   --
   D............................................................   1   13   --
   E............................................................ --   --     24
   F............................................................ --   --     20

 Economic Dependence

   The Company is heavily dependent on its relationship with Caterpillar. If this relationship is unsuccessful, the business and revenue will suffer. The loss or significant reduction in orders from Caterpillar, or the failure to provide adequate service and support to the end-users of our products by Caterpillar, would significantly reduce our revenue. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers, primarily Caterpillar.

 Advertising Costs

   Active Power expenses advertising costs as incurred. These expenses were not material in 2000, 1999 or 1998.

 Net Loss Per Share

   Active Power computes loss per share in accordance with the FASB's Statement No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under Statement No. 128 and SAB 98, basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Active Power's calculation of diluted loss per share excludes shares of common stock issuable upon exercise of warrants and employee stock options because inclusion would be antidilutive.

   The following table sets forth the computation of basic and diluted net loss per share:

                                               Year Ended December 31,
                                        ---------------------------------------
                                            2000          1999         1998
                                        ------------  ------------  -----------
Net loss to common stockholders.......  $(42,183,272) $(39,848,010) $(8,767,391)
Basic and diluted:
  Weighted-average shares of common
   stock outstanding..................    22,366,656    10,150,138    9,978,796
  Weighted-average shares of common
   stock subject to repurchase........      (437,782)     (140,584)    (189,389)
                                        ------------  ------------  -----------
Shares used in computing basic and
 diluted net loss per share...........    21,928,874    10,009,554    9,789,407
                                        ============  ============  ===========
Basic and diluted net loss per share..  $      (1.92) $      (3.98) $     (0.90)
                                        ============  ============  ===========

                               ACTIVE POWER, INC.

                         NOTES TO FINANCIAL STATEMENTS

3. Property and Equipment

   Property and equipment consist of the following at December 31:

                                              2000         1999         1998
                                           -----------  -----------  ----------
Equipment................................. $ 3,440,102  $ 1,391,233  $1,036,883
Demonstration units.......................     171,252      107,321     107,321
Computers and purchased software..........     943,248      424,525     319,131
Furniture and fixtures....................      66,977       63,037      63,037
Leasehold improvements....................   2,092,050      316,541     179,825
                                           -----------  -----------  ----------
                                             6,713,629    2,302,657   1,706,197
Accumulated depreciation..................  (2,244,392)  (1,178,934)   (550,368)
                                           -----------  -----------  ----------
                                            $4,469,237  $ 1,123,723  $1,155,829
                                           ===========  ===========  ==========

4. Stockholders' Equity and Preferred Stocks

   At December 31, 1999, Active Power had 10,420,000 shares of $.001 par value preferred stock authorized and 8,152,084 shares outstanding. Upon closing of the initial public offering in August 2000, all outstanding shares of Series A, B, C, D and E redeemable convertible preferred stock were converted into an aggregate of 17,461,883 shares of the Company's common stock. At December 31, 2000 Active Power has 25,420,000 shares of preferred stock authorized and 420,000 shares outstanding.

 1992 Preferred Stock

   Holders of the 1992 Preferred Stock are not entitled to dividends. The 1992 Preferred Stock shall be redeemed by Active Power at such time as the Board of Directors determines, in its sole discretion, that Active Power has available funds in excess of anticipated needs. No dividends may be declared or paid on Common Stock so long as any shares of 1992 Preferred Stock are issued and outstanding. The redemption price of the 1992 Preferred Stock is $0.50 per share.

 Stock Split

   In March 2000, Active Power reincorporated in Delaware. In conjunction with the reincorporation, all of the $0.01 par value shares held by the common and preferred stockholders were automatically converted into two $0.001 par value shares of the corresponding common or preferred stock of the Delaware corporation. On July 13, 2000, Active Power's Board of Directors approved a 2.16-for-1 common stock split in the form of a dividend of 1.16 shares of common stock for each share of common stock outstanding on July 20, 2000. All share and per share amounts in the financial statements and accompanying notes have been restated to reflect the reincorporation and stock split as if they had taken place at the inception of Active Power.

 Warrants

   In November 1999, Active Power issued warrants to purchase 432,000 shares of Common Stock to two purchasers of the Series E Preferred Stock in conjunction with the placement of preferred stock and strategic alliance agreements with those stockholders. The warrants have exercise prices of $5.25 per share. The warrants were fully vested, non-forfeitable and exercisable upon issuance and expire in November 2006. Active Power estimated the fair value of the warrants using the Black-Scholes pricing model with the following assumptions: expected volatility of 50%, expected life of 1 year, expected dividend yield of 0%, and risk-free rate of 6%. Active Power expensed the estimated fair value of these warrants of approximately $1.4 million in 1999. The exercise prices of the warrants is to be adjusted only for capital restructures and stock splits, and not for subsequent sales of Common Stock. The weighted average exercise price of warrants outstanding at December 31, 2000 was $5.25 per share. The weighted average fair value of warrants granted during the year ended December 31, 1999 was $3.19.

                               ACTIVE POWER, INC.

                         NOTES TO FINANCIAL STATEMENTS


 Stock Option Agreements

   Active Power has reserved 5,636,178 shares of its Common Stock for issuance under its 2000 Stock Incentive Plan. The options are immediately exercisable upon grant and vest over periods ranging from immediate to four years. Active Power has repurchase rights for unvested shares purchased by optionees. At December 31, 2000, 1999 and 1998, 321,245, 217,957 and 149,066 shares, respectively, that were purchased by optionees remained unvested and subject to repurchase.

   A summary of Common Stock option activity during the years ended December 31, 2000, 1999 and 1998 is as follows:

                                 Number of      Range of     Weighted-Average
                                   Shares    Exercise Prices Exercise Prices
                                 ----------  --------------- ----------------
   Outstanding at December 31,
    1997........................  2,371,680  $ .07 --  1.97       $ .15
     Granted....................    699,840    .16 --   .28         .23
     Exercised..................   (114,912)   .07 --   .28         .10
     Canceled...................    (56,160)   .09 --   .16         .16
                                 ----------  --------------       -----
   Outstanding at December 31,
    1998........................  2,900,448  $ .07 --  1.97       $ .18
     Granted....................  1,276,560    .42 --  1.04         .65
     Exercised..................   (739,735)   .07 --   .83         .19
     Canceled...................    (89,346)   .09 --  1.97         .29
                                 ----------  --------------       -----
   Outstanding at December 31,
    1999........................  3,347,927  $ .07 --  1.97       $ .35
     Granted....................  1,294,785   1.04 -- 68.50        5.04
     Exercised.................. (1,496,745)   .07 --  6.94         .37
     Canceled...................   (102,637)   .28 --  6.94        1.65
                                 ----------  --------------       -----
   Outstanding at December 31,
    2000........................  3,043,330  $ .07 -- 68.50       $2.42
                                 ==========  ==============       =====

   At December 31, 2000, 2,592,848 shares were available for future grants.

   The following is a summary of options outstanding and exercisable as of December 31, 2000:

                                                            Weighted
                                                             Average
                                                            Remaining  Weighted
                                                           Contractual Average
                                                             Life (in  Exercise
Range of Exercise Prices                          Number      years)    Price
------------------------                         --------- ----------- --------
$  .07--$  .09..................................   242,404     5.5         .08
$  .16--$  .42.................................. 1,147,623     7.3         .23
$  .56--$ 1.39.................................. 1,124,721     8.9         .95
$ 1.85--$ 1.97..................................    30,240     2.9      $ 1.90
$ 4.17--$ 6.94..................................   385,401     9.4      $ 5.39
$17.00--$68.50..................................   112,941     9.8      $34.46
                                                 ---------     ---      ------
                                                 3,043,330     8.1      $ 2.42
                                                 =========     ===      ======

   Stock options vested as of December 31, 2000, 1999, and 1998 were 1,274,526, 1,458,112, and 1,090,645 respectively.

                               ACTIVE POWER, INC.

                         NOTES TO FINANCIAL STATEMENTS

   Of the stock options granted to employees during the year ended December 31, 1999, 1,275,480 had exercise prices below the fair value determined subsequently by the board of directors of the underlying shares of Common Stock on the date of grant. As a result, Active Power recorded unearned stock compensation of $7,061,267 of which $1,631,068 was amortized to non-cash compensation during the year ended December 31, 1999. The remaining unearned compensation will be recognized as non-cash compensation over the remaining vesting period of the options of approximately 3 years.

   During 2000, Active Power granted 1,101,924 stock options to employees with exercise prices below the fair value determined subsequently by the board of directors of the underlying shares and, accordingly, recorded $8,781,404 additional unearned stock compensation of which $6,692,173 was amortized to non-cash compensation during the year ended December 31, 2000. The remaining unearned compensation will be recognized as non-cash compensation over the options' vesting period of four years.

   Pro forma information regarding net loss is required by Statement No. 123, and has been determined as if Active Power had accounted for its employee stock options under the fair value method of Statement No. 123. The fair value for these options was estimated at the date of grant using a minimum value option pricing model until the date of the initial public offering and the Black-Scholes option pricing model thereafter, with the following assumptions:

                                                    Year ended December 31,
                                                    -------------------------
                                                     2000     1999     1998
                                                    -------  -------  -------
   Risk-free interest rate.........................     6.5%     6.5%     6.5%
   Weighted-average expected life of the options... 7 years  7 years  7 years
   Dividend rate...................................       0%       0%       0%
   Assumed volatility..............................     150%       0%       0%
   Weighted average fair value of options granted:
   Exercise price equal to fair value of stock on
    date of grant.................................. $ 32.52      --     $ .06
   Exercise price less than fair value of stock on
    date of grant.................................. $  8.90    $5.77      --

   For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Active Power's pro forma information under Statement No. 123 follows:

                                            Year ended December 31,
                                     ---------------------------------------
                                         2000          1999         1998
                                     ------------  ------------  -----------
   Pro forma stock-based
    compensation expense............ $  8,619,884  $  1,712,263  $    35,726
   Pro forma net loss............... $(25,032,060) $(10,269,539) $(6,014,504)
   Pro forma net loss to common
    stockholders.................... $(44,110,982) $(39,929,205) $(8,803,117)
   Pro forma basic and diluted loss
    per share....................... $      (2.01) $      (3.99) $      (.90)

   Option valuation models incorporate highly subjective assumptions. Because changes in the subjective assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of Active Power's employee stock options. Because the determination of fair value of all employee stock options granted after such time as Active Power becomes a public entity will include an expected volatility factor and because, for pro forma disclosure purposes, the estimated fair value of Active Power's employee stock options is treated as if amortized to expense over the options' vesting period, the effects of applying Statement No. 123 for pro forma disclosures are not necessarily indicative of future amounts.

                               ACTIVE POWER, INC.

                         NOTES TO FINANCIAL STATEMENTS


   Common stock reserved at December 31, 2000 consists of the following:

        For exercise of Common Stock Warrants.............   432,000
        For issuance under the 1993/2000 Stock Option
         Plan............................................. 5,636,178

5. Income Taxes

   At December 31, 2000, Active Power has net operating loss carryforwards of approximately $30 million for federal tax reporting purposes and research and development credit carryforwards of approximately $563,000. The net operating loss and research and development credit carryforwards begin to expire in 2007 if not utilized.

   Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

   Significant components of Active Power's deferred tax liabilities and assets as of December 31 are as follows:

                                                        2000         1999
                                                    ------------- -----------
   Deferred tax assets:
     Capital expenses..............................       164,000      71,000
     Warrants......................................       511,000     511,000
     Reserves and allowances.......................       628,000     461,000
     Net operating loss and tax credit
      carryforwards................................    11,587,000   5,730,000
     Other.........................................           --       34,000
                                                    ------------- -----------
     Total deferred tax assets.....................    12,890,000   6,807,000
     Valuation allowance for net deferred tax
      assets.......................................  (12,890,000)  (6,807,000)
                                                    ------------- -----------
     Net deferred taxes............................ $         --  $       --
                                                    ============= ===========

   Active Power has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. The valuation allowance increased by approximately $6,083,000 during 2000. Approximately $438,000 of the valuation allowance for deferred tax assets relates to benefits for stock option deductions, which when realized, will be allocated directly to contributed capital.

   Active Power's benefit for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to loss before taxes due to the following:

                               Year Ended
                              December 31,
                            ---------------------
                            2000    1999    1998
                            -----   -----   -----
   Federal statutory
    rate................... (34.0)% (34.0)% (34.0)%
   Non-cash compensation
    expense................  12.1    17.4     --
   State taxes, net of
    federal benefit........  (1.9)   (1.5)   (3.0)
   Permanent items and
    other..................  (2.5)    (.6)   (1.8)
   Change in valuation
    allowance..............  26.3    18.7    38.8
                            -----   -----   -----
                              0.0%    0.0%    0.0%
                            =====   =====   =====

                               ACTIVE POWER, INC.

                         NOTES TO FINANCIAL STATEMENTS

6. Commitments

   Active Power leases its office and manufacturing facilities under operating lease agreements. The office space and manufacturing facilities leases are noncancelable and obligate Active Power to pay taxes and maintenance costs. In addition, Active Power leases certain equipment such as copiers and phone systems under noncancelable leases.

   Future minimum payments under these leases at December 31, 2000 are as follows:

        2001.............................................  1,184,974
        2002.............................................  1,383,264
        2003.............................................  1,073,781
        2004.............................................    815,892
        2005.............................................    334,795
                                                          ----------
        Total future minimum lease payments.............. $4,792,706
                                                          ==========

   Rent expense for the years ended December 31, 2000, 1999, and 1998 was $489,597, $353,502, and $276,637 respectively.

   Active Power has a consulting services agreement with the Chairman of the board of directors. In accordance with the consulting agreement, the Chairman receives $6,250 in consulting fees monthly. During 2000, 1999, and 1998 Active Power paid $75,000 in fees per year under this agreement.

7. Employee Benefit Plan

   In 1996, Active Power established a 401(k) Plan that covers substantially all full-time employees. Company contributions to the plan are determined at the discretion of the Board of Directors and vest ratably over five years of service starting after the first year of employment. Active Power did not contribute to this plan in 1998, 1999, and 2000.

8. Development Funding

   During January 1999, Active Power entered into a contract development agreement with a third party. In accordance with the agreement, the third party provided funding to allow Active Power to accelerate development of its products in a certain market application in exchange for the third party obtaining exclusive marketing rights for the product in that application. The exclusive marketing rights are subject to the third party meeting specified minimum orders of the product. The two companies share ownership of the resulting intellectual property. Active Power completed the contract in 1999 and collected the full $5,000,000 development funding specified in the contract, which it recognized as it achieved the product performance milestones specified in the agreement. Active Power does not separately account for efforts spent by its engineers on research and development by the various project. Because this project involved development of Active Power's product already contemplated by management and for which Active Power co-owns the resulting intellectual property, all of the costs associated with this contract are classified in research and development expense.

                               ACTIVE POWER, INC.

                         NOTES TO FINANCIAL STATEMENTS


9. Geographic Information

   Revenues for the year ended December 31 were as follows:

                                                     2000       1999      1998
                                                  ---------- ---------- --------
   United States................................. $3,392,607 $1,014,411 $867,775
   Foreign countries.............................  1,479,526     32,400   47,543
                                                  ---------- ---------- --------
   Total......................................... $4,872,133 $1,046,811 $915,318
                                                  ========== ========== ========

   Revenues from foreign countries above represent shipments to customers located primarily in Europe. Active Power has no property, plant or equipment located outside the United States.

Supplementary Financial Information (Unaudited)

                                           Year Ended December 31, 2000
                                         ------------------------------------
                                          First     Second    Third   Fourth
                                         Quarter   Quarter   Quarter  Quarter
                                         --------  --------  -------  -------
   Product revenue...................... $    182  $    679  $ 1,343  $ 2,668
   Product margin (loss)................     (339)     (497)    (742)  (1,516)
   Net loss.............................   (4,857)   (6,208)  (5,789)  (6,250)
   Cumulative undeclared dividends on
    preferred stock.....................     (849)     (849)    (355)     --
   Accretion on redeemable convertible
    preferred stock to redemption
    amounts.............................   (6,383)   (7,329)  (3,314)     --
   Net loss to common stockholders...... $(12,089) $(14,386) $(9,458) $(6,250)
   Net loss per share, basic and
    diluted............................. $  (1.15)    (1.26)   (0.35)   (0.16)

   Non-cash charges associated with redeemable preferred stock were recorded to reflect dividend rights and accretion to redemption value prior to conversion to common stock which occurred immediately prior to the Company's initial public offering.