Form 10-Q
period 2001-03-31
ACTIVE POWER INC
filed 2001-05-11
CIK 1044435

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2001
                                -----------------------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________________ to __________________

Commission file number:  _______________________________________________________


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock as of March 31, 2001 was 39,545,535 with a par value of $.001 per share.
--------------------------------------------------------------------------------

                               ACTIVE POWER, INC.
                                     INDEX

  Item 1. Financial Statements..................................   1
 BALANCE SHEETS.................................................   1
 STATEMENT OF OPERATIONS........................................   2
 STATEMENT OF CASH FLOWS........................................   3
 Notes to Financial Statements..................................   4
 Liquidity and Capital Resources................................   8
 Quantitative and Qualitative Disclosures About Market Risk.....   9
 Risk Factors That May Affect Future Results....................  10
  Item 1.  Legal Proceedings....................................  17
  Item 2. Changes in Securities and Use of Proceeds.............  17
  Item 3. Defaults Upon Senior Securities.......................  17
  Item 4. Submission of Matters to a Vote of Security Holders...  17
  Item 5. Other Information.....................................  17
  Item 6. Exhibits and Reports on Form 8-K......................  17

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                              ACTIVE POWER, INC.
                                BALANCE SHEETS

                                 (in thousands)

                                                        March 31,   December 31,
                                                          2001         2000
                                                          ----         ----
                                                      (unaudited)
 ASSETS

 Current assets:
      Cash and cash equivalents                         $100,123       $ 92,720
      Short-term investments                              18,542         42,541
      Accounts receivable, net                             3,648          1,934
      Inventories, net                                     4,032          2,343
      Prepaid expenses and other                           1,220          1,177
                                                        --------       --------
              Total current assets                       127,565        140,715
 Property and equipment, net                               5,518          4,469
 Long-term investments                                    18,344         10,948
                                                        --------       --------
                   Total assets                         $151,427       $156,132
                                                        ========       ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                                  $  2,836       $  2,133
      Accrued expenses                                     1,540          1,610
                                                        --------       --------
              Total current liabilities                    4,376          3,743

 Stockholders' equity:
      1992 preferred stock                                     -              -
      Common stock                                            39             39
      Treasury stock                                          (2)            (2)
      Deferred stock compensation                         (5,553)        (7,519)
      Additional paid-in capital                         212,012        212,601
      Accumulated deficit                                (59,445)       (52,730)
                                                        --------       --------
         Total stockholders' equity                      147,051        152,389
                                                        --------       --------
         Total liabilities and stockholders' equity      151,427       $156,132
                                                        ========       ========

     See accompanying notes

                              ACTIVE POWER, INC.
                            STATEMENT OF OPERATIONS

               (in thousands, except share and per share amounts)

                                                                     Three Months Ended March 31,
                                                                  ----------------------------------
                                                                     2001                   2000
                                                                  -----------            -----------
                                                                  (unaudited)            (unaudited)
Product revenue                                                   $     5,107            $       182
Cost of goods sold                                                      6,513                    521
                                                                  -----------            -----------
Product margin (loss)                                                  (1,406)                  (339)

Operating expenses:
Research and development                                                3,543                  1,463
Selling, general and administrative                                     2,741                  1,098
Amortization of deferred stock compensation                             1,287                  1,281
                                                                  -----------            -----------
Total operating expenses                                                7,571                  3,842
                                                                  -----------            -----------
Operating loss                                                         (8,977)                (4,181)

Interest income                                                         2,238                    370
Change in fair value of warrants with redemption rights                     -                 (1,042)
Other income (expense)                                                     24                     (4)
                                                                  -----------            -----------

Net loss                                                          $    (6,715)           $    (4,857)
Preferred stock dividends and accretion                                     -                 (7,231)
                                                                  -----------            -----------
Net loss to common shareholders                                   $    (6,715)           $   (12,088)
                                                                  ===========            ===========

Net loss per share - basic and diluted                            $     (0.17)           $     (1.15)
Shares used in computing net loss per share, basic and diluted     38,906,882             10,555,748

See accompanying notes

                               ACTIVE POWER, INC.
                            STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                             Three Months Ended March 31,
                                                                            ----------------------------
                                                                             2001                  2000
                                                                             ----                  ----
                                                                          (unaudited)           (unaudited)
Operating  activities
Net loss                                                                   $ (6,715)             $(4,857)
         Adjustment to reconcile net loss to cash used in
         operating activities:
         Depreciation expense                                                   500                  154
         Amortization of deferred stock compensation                          1,287                1,281
         Change in fair value of warrants with redemption rights                  -                1,042
         Changes in operating assets and liabilities:
           Accounts receivable, net                                          (1,714)                (158)
           Inventories, net                                                  (1,689)                (298)
           Prepaid expenses and other assets                                   (653)                 (26)
           Accounts payable                                                     704                  464
           Accrued expenses                                                     (71)                 (99)
           Other non-current liabilities                                          -                   (7)
                                                                           --------              -------
Net cash used in operating activities                                        (8,351)              (2,504)

Investing activities
Purchases of property and equipment                                          (1,549)                (589)
Net maturity (purchase) of investments                                       16,603               (3,345)
                                                                           --------              -------
Net cash provided by (used in) investing activities                          15,054               (3,934)

Financing activities
Proceeds from issuance of common stock, net of issuance costs                   700                  243
Payments on notes payable                                                         -                  (55)
                                                                           --------              -------
Net cash provided by financing activities                                       700                  188
                                                                           --------              -------
Increase in cash and cash equivalents                                         7,403               (6,250)
Cash and cash equivalents, beginning of period                               92,720               24,856
                                                                           --------              -------
Cash and cash equivalents, end of period                                   $100,123              $18,606
                                                                           ========              =======

     See accompanying notes.

                               Active Power, Inc.
                         Notes to Financial Statements

                                  (unaudited)

1.  Organization

    Active Power, Inc. was founded in 1992 for the purpose of developing and commercializing advances in the field of electromechanics. Since inception, Active Power has devoted its efforts principally to research and development, production and marketing of flywheel-based power quality and storage products that provide consistent, reliable electric power required by today's digital economy. These efforts have included pursuing patent protection for intellectual property, successful production of initial prototypes and limited production volumes, development of manufacturing processes, raising capital and pursuing markets for Active Power's products.

2.  Basis of Presentation

    The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Form 10-K for the year ending December 31, 2000. In the opinion of management the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year.

3.  Inventory

    Active Power states inventories at the lower of cost or replacement cost, with cost being determined on a standard cost basis which does not differ materially from actual cost.

    Inventories consist of the following:

                                        March 31,    December 31,
                                          2001           2000
                                       -----------   ------------
     Raw Materials                     $ 4,629,200     $2,902,224
     Work in Progress                      622,635        310,330
     Finished Goods                         40,469          4,981
     Less Reserves                      (1,260,246)      (874,867)
                                       -----------     ----------
                                       $ 4,032,058     $2,342,668
                                       ===========     ==========

4.  Capital Structure

    The following table sets forth the computation of basic and diluted net loss per share:


                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                            2001           2000
                                                                            ----           ----
Net loss to common stockholders (thousands)                             $    (6,715)    $   (12,088)
Basic and diluted:
         Weighted-average shares of common stock outstanding             39,262,431      10,878,251
         Weighted-average shares of common stock subject to
          repurchase                                                       (355,549)       (322,503)
                                                                        -----------     -----------
Shares used in computing basic and diluted net loss per share            38,906,882      10,555,748
                                                                        ===========     ===========
Basic and diluted net loss per share                                    $     (0.17)    $     (1.15)
                                                                        ===========     ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the financial statements appearing elsewhere in this Form 10-Q and within our Form 10-K for the year ending December 31, 2000. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below under the heading "Risk Factors," and other factors detailed in the Company's filings with the Securities and Exchange Commission, specifically our Form 10-K for the year ending December 31, 2000.

Overview

     We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today's digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. Leveraging our expertise in this technology and in conjunction with Caterpillar, the leading maker of engine generators for the power reliability market, we have developed a battery-free power quality system, which is marketed under the Caterpillar brand name (Cat UPS(TM)). Our products are sold for use in the facilities of companies in many different industries that all share a critical need for reliable, high-quality power, such as Internet service providers, semiconductor manufacturers, telecommunications providers, hospitals, electric utilities and broadcasters. As an extension of these existing product lines, we are developing a fully integrated continuous power system. The initial target market for this product is the telecommunications industry.

     Since 1996, we have focused our efforts and financial resources primarily on the design and development of our CleanSource(R) line of power quality products and on establishing effective OEM channels to market our products. As of March 31, 2001, we had generated an accumulated deficit of $59.4 million and expect to continue to sustain operating losses for the next several quarters. We initially funded our operations through sales of shares of our preferred stock, which have resulted in gross proceeds of approximately $42.6 million. We believe the proceeds from our August 2000 initial public offering, approximately $138.4 million net of commissions and issuance costs, together with cash balances on hand prior to August 2000 will be sufficient to meet our capital requirements through at least the next 24 months. Our cash and investments position at March 31, 2001 was $137.0 million.

     Since our inception, a small number of customers have accounted for the majority of our annual sales. During 1999, our four largest customers accounted for 89% of our sales, with our largest customer, Caterpillar and its dealer network, accounting for 39%. In 2000 and the first quarter of 2001, our business level with Caterpillar and its dealer network grew substantially, accounting for 96% and 78% respectively of our revenue due to the commercial introduction of the CleanSource UPS product line. We expect to continue to be dependent on a few OEM customers, primarily Caterpillar, for the majority of our sales for the foreseeable future.

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


Results of Operations

     Product Revenue. Product revenue primarily consists of sales of our CleanSource power quality products. Sales increased $4.9 million to $5.1 million for the three months ended March 31, 2001 from $182,000 for the three months ended March 31, 2000. This increase was primarily attributable to a ramp up in the sales of our recently launched CleanSource UPS product line. In the three months ended March 31, 2001, we sold 101 quarter-megawatt flywheel units. The majority of these units were sold to our CleanSource UPS distribution partner, Caterpillar.

     Cost of goods sold. Cost of goods sold includes the cost of component parts of our product that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, shipping costs, and the costs of manufacturing support functions such as logistics and quality assurance. Cost of goods sold increased $6.0 million to $6.5 million for the three months ended March 31, 2001 from $521,000 for the three months ended March 31, 2000. This increase was primarily due to product costs that grew commensurate with the increase in sales and a scale up in our manufacturing operations. In anticipation of future demand for our products, we plan to significantly expand our manufacturing capacity by increasing both our manufacturing facilities and production personnel, which will increase our manufacturing cost base. We believe gross margins will improve over time as our product volumes increase, and we achieve greater economies of scale in production and in purchasing component parts, and introduce engineering design savings.

     Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Research and development expense increased $2.0 million, or 142%, to $3.5 million for the three months ended March 31, 2001 from $1.5 million for the three months ended March 31, 2000. The increase in research and development expense was primarily due to an increase in product development activities on our next generation 6 kilowatt continuous power system. We believe that research and development expense will continue to increase during 2001 and thereafter as we continue to develop new products and enhance existing product lines.

     Selling, general and administrative. Selling, general and administrative expense is primarily comprised of compensation and related costs for sales, marketing and administrative personnel, selling and marketing expenses, professional fees and reserves for bad debt. Selling, general and administrative expense increased approximately $1.6 million, or 150%, to $2.7 million for the three months ended March 31, 2001 from $1.1 million for the three months ended March 31, 2000. The increase in selling, general and administrative expense was principally due to increased personnel in our sales and marketing organizations in order to support our main OEM channel partner's sales and service ramp up of the CleanSource UPS product line. We also incurred higher administrative costs associated with the added responsibilities and reporting requirements of a pubic company. We believe that selling, general and administrative expense will increase in future periods as we add sales, marketing and administrative personnel and costs to position us for future sales growth and to assist in the administration of an expanding work force.

     Amortization of deferred stock compensation. Deferred stock compensation reflects the difference between the exercise price of option grants to employees and the estimated fair value determined subsequently by us of our common stock at the date of grant. We are amortizing deferred stock compensation as an operating expense over the vesting periods of the applicable options, which resulted in amortization expense of $1.3 million for the three months ended March 31, 2001 and $1.3 million for the three months ended March 31, 2000. We expect the amortization expense to decrease during and after 2001, as the options that were granted at exercise prices less than the estimated fair value determined subsequently by us become fully vested.

     Interest income. Interest income increased $1.9 million to $2.2 million for the three months ended March 31, 2001 from $370,000 for the three months ended March 31, 2000. This is primarily due to the increase in our average cash balance for the three month period of 2001 of $140.6 million compared to an average cash and investments balance of $24.1 million for the first quarter of 2000. The increase in our cash and investments balance is primarily associated with the approximately $138.4 million raised as part of our August 2000 initial public offering.

     Change in fair value of warrants. Due to the redemption feature of warrants we had outstanding in 1999 and 2000, we recorded a liability associated with the fair value of the warrants on the balance sheet and recorded changes in fair value of the warrants in expense. We calculated the fair value of the warrants using a Black-Scholes pricing model. In 2000, the fair value of the underlying common stock increased substantially, resulting in an increase in the warrant value and corresponding expense. Expense recorded for the three months ended March 31, 2001 was $0 and $1.0 million for the same period in 2000 as a result of the conversion of the warrants to common stock as part of our initial public offering.

Liquidity and Capital Resources


     Our principal source of liquidity as of March 31, 2001 consisted of $137.0 million of cash, cash equivalents and investments.

     In August 2000, we completed a successful initial public offering, raising approximately $138.4 million, net of commissions and issuance expenses. This is in addition to our private financing efforts, including the sale of shares of our preferred stock, which have resulted in gross proceeds of approximately $42.6 million, and $5.0 million in development funding received from Caterpillar in 1999. During the three months ended March 31, 2001, cash used by operating activities was $8.4 million, which compares to $2.5 million of cash used by operating activities for the three months ended March 31, 2000. The cash usage in each of these periods was primarily attributable to our focus on the development of products and the expansion of our manufacturing operations and sales activities.

     Capital expenditures were $1.5 million for the three months ended March 31, 2001 and $589,000 for the three months ended March 31, 2000. We made these expenditures to acquire engineering test equipment, and to purchase manufacturing equipment to facilitate production testing, as well as for general computer equipment and software for administrative purposes. We expect to incur approximately $6.0 to $10.0 million in additional costs in 2001 primarily on the build out of our new manufacturing facility.

     We believe our existing cash balance at March 31, 2001 will be sufficient to meet our capital requirements through at least the next 24 months, although we might elect to seek additional funding prior to that time. Beyond the next 24 months, our capital requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing facilities, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition, we may enter into acquisitions or strategic arrangements in the future which could also require us to seek additional equity or debt financing.

Quantitative and Qualitative Disclosures About Market Risk


     Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our interest income by approximately $1.3 million. Because of the short-term nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on their fair value.

     We invest our cash in a variety of financial investments, including bank time deposits, taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Risk Factors That May Affect Future Results

     You should carefully consider the following risks and all other information contained in this filing before deciding to invest in our common stock. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

We have incurred significant losses and anticipate losses for the next several quarters.

We have incurred operating losses since our inception and expect to continue to incur losses for the next several quarters. As of March 31, 2001, we had an accumulated deficit of $59.4 million. To date, our product revenue has been insignificant, and we have funded our operations principally through the sale of our stock. We will need to generate significant revenue to achieve profitability, and we cannot assure you that we will ever realize sufficient revenue to achieve profitability. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we expect to continue to incur losses.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenue and may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

We have generated a total of $11.9 million in product revenue since January 1, 1998, and we have sold fewer than 275 CleanSource DC and CleanSource UPS products. We are uncertain whether our products will achieve market acceptance such that our revenues will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. Further, we are expanding our staff and facilities and increasing our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, we will incur significant losses.

Our business is subject to fluctuations in operating results, which could negatively impact the price of our stock.

Our product revenue, expense and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, among others:

     . the timing of orders from our customers and the possibility that these customers may change their order requirements with little or no advance notice to us;
     . the rate of adoption of our fly-wheel-based energy storage system as an alternative to lead-acid batteries;

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

If our relationship with Caterpillar is not successful, or if Caterpillar's distribution of our CleanSource UPS product is not successful, our business and revenue will suffer. Pursuant to a development agreement, Caterpillar provided us with $5.0 million in funding to support the development of our CleanSource UPS product. In exchange for this payment, Caterpillar received co-ownership of the proprietary rights in this product. Either we or Caterpillar may license to other entities the intellectual property that we jointly own without seeking the consent of the other and all licensing revenue generated by licensing this intellectual property will be solely retained by the licensing party. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2005. Caterpillar may terminate this agreement at any time by giving us 90 days' advance written notice. We also have a distribution agreement with Caterpillar. In 2000 and the first quarter of 2001, our business level with Caterpillar and its dealer network accounted for 96% and 78% of our product revenue, respectively. Pursuant to the distribution agreement with Caterpillar, they are the exclusive distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units.

We depend on a limited number of OEM customers for the vast majority of our revenue and service and support functions. The loss or significant reduction in orders, or the failure to provide adequate service and support to the end users of our products, from any key OEM customer, particularly Caterpillar, would significantly reduce our revenue.

We rely on OEMs as a primary distribution channel because they are able to sell our products to a large number of end user organizations. We further rely on our OEMs to provide service and support to the end users of our products because they have the experience and personnel to perform such activities. We believe that the use of OEM channels will enable our products to achieve broad market penetration, while we devote a limited amount of our resources to sales, marketing and customer service and support. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers, primarily Caterpillar. For example, in 2000 and the first quarter of 2001, our business level with Caterpillar and its dealer accounted for 96% and 78% of our revenue, respectively. Therefore, the loss of our key OEM customer, Caterpillar, or a significant reduction in sales to Caterpillar and its dealers, would significantly reduce our revenue. We also have granted Caterpillar semi-exclusive worldwide rights to distribute our CleanSource UPS product, provided that they meet minimum annual sales requirements. These restrictions will further increase our dependence upon Caterpillar. However, Caterpillar is not obligated to purchase any CleanSource UPS units under this agreement.

We may have difficulty managing the expansion of our operations.

We are undergoing rapid growth in the number of our employees, the size of our physical facilities and the scope of our operations. For example, we had 38 employees on January 1, 1998, 126 employees on June 30, 2000 and 202 employees on March 31, 2001. Such rapid expansion is likely to place a significant strain on our senior management team and other resources. Our business, prospects, results of operations or financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion.

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


Our stock price may be volatile.

Since our IPO in August 2000, we have experienced significant volatility in our stock price. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:
     .  actual or anticipated fluctuations in our operating results;
     . changes in financial estimates by securities analysts or our failure to perform in line with such estimates;
     . changes in market valuations of other technology companies, particularly those that sell products used in power quality systems;
     . announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
     . introduction of technologies or product enhancements that reduce the need for flywheel energy storage systems;
     . the loss of one or more key OEM customers; and . departures of key personnel.

                              ACTIVE POWER, INC.

                                    PART II


Item 1.   Legal Proceedings.

          Not applicable.

Item 2.   Changes in Securities and Use of Proceeds.

     Our registration statement (Registration No. 333-36946) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on August 7, 2000. A total of 9,200,000 shares of common stock were registered. We sold a total of 8,900,000 shares of our common stock and a selling shareholder sold 300,000 shares to an underwriting syndicate. The managing underwriters were Goldman, Sachs & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and CIBC World Markets Corp. The offering commenced and was completed on August 8, 2000, at a price to the public of $17.00 per share. The initial public offering resulted in net proceeds to us of $138.4 million after deducting underwriting commissions of $10.6 million and offering expenses of $2.2 million. The Company has used approximately $3.7 million of the net offering proceeds for capital expenditures and $17.0 million for operating activities. The remaining proceeds from the IPO were invested in government securities and other short-term, investment-grade, interest bearing instruments.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 5.   Other Information.

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          Not applicable.

                                  SIGNATURES*

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ACTIVE POWER, INC.
                                       _____________________________________
                                                    (REGISTRANT)


                                           /s/ Joseph Pinkerton, III
_______________________________        _____________________________________
         May 11, 2000                          Joseph Pinkerton, III
                                       President and Chief Executive Officer


                                                /s/ David S. Gino
_______________________________        _____________________________________
         May 11, 2000                               David S. Gino
                                               Chief Financial Officer