Form 10-Q
period 2001-06-30
ACTIVE POWER INC
filed 2001-08-10
CIK 1044435

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended     June 30, 2001
                               -------------------------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number: ________________________________________________________

                              ACTIVE POWER, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                        74-2961657
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
The number of shares of common stock as of June 30, 2001 was 39,932,734 with a par value of $.001 per share .
--------------------------------------------------------------------------------

                              ACTIVE POWER, INC.
                                     INDEX

 PART I - FINANCIAL INFORMATION..................................................................   1
  Item 1. Financial Statements...................................................................   1
     BALANCE SHEETS..............................................................................   1
     STATEMENT OF OPERATIONS.....................................................................   2
     STATEMENT OF CASH FLOWS.....................................................................   3
     Notes to Financial Statements...............................................................   4
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..   5
     Liquidity and Capital Resources.............................................................   8
     Quantitative and Qualitative Disclosures About Market Risk..................................   9
     Risk Factors That May Affect Future Results.................................................  10
 PART II - OTHER INFORMATION.....................................................................  18
  Item 1.  Legal Proceedings.....................................................................  18
  Item 2. Changes in Securities and Use of Proceeds..............................................  18
  Item 3. Defaults Upon Senior Securities........................................................  18
  Item 4. Submission of Matters to a Vote of Security Holders....................................  18
  Item 5. Other Information......................................................................  18
  Item 6. Exhibits and Reports on Form 8-K.......................................................  18

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

                              ACTIVE POWER, INC.
                                BALANCE SHEETS

                                (in thousands)

                                                            June 30,    December 31,
                                                              2001          2000
                                                              ----          ----
                                                          (unaudited)
ASSETS

Current assets:
        Cash and cash equivalents                          $ 84,091         $ 92,720
        Short-term investments                               20,498           42,541
        Accounts receivable, net                              5,265            1,934
        Inventories, net                                      4,570            2,343
        Prepaid expenses and other                              948            1,177
                                                           --------         --------
              Total current assets                          115,372          140,715
Property and equipment, net                                   8,494            4,469
Long-term investments                                        26,487           10,948
                                                           --------         --------
              Total assets                                 $150,353         $156,132
                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                   $  5,696         $  2,133
        Accrued expenses                                      2,709            1,610
                                                           --------         --------
              Total current liabilities                       8,405            3,743

Stockholders' equity:
        1992 preferred stock                                      -                -
        Common stock                                             40               39
        Treasury stock                                           (2)              (2)
        Deferred stock compensation                          (4,530)          (7,519)
        Additional paid-in capital                          212,734          212,601
        Accumulated deficit                                 (66,294)         (52,730)
                                                           --------         --------
              Total stockholders' equity                    141,948          152,389
                                                           --------         --------
              Total liabilities and stockholders' equity   $150,353         $156,132
                                                           ========         ========

See accompanying notes

                              ACTIVE POWER, INC.
                            STATEMENT OF OPERATIONS

              (in thousands, except share and per share amounts)
                                  (unaudited)

                                                            Three Months                 Six Months
                                                           Ended June 30,              Ended June 30,
                                                           --------------              ---------------
                                                         2001            2000        2001           2000
                                                         ----            ----        ----           ----
Product revenue                                      $     6,732   $       679   $    11,839    $       861
Cost of goods sold                                         7,272         1,176        13,785          1,697
                                                     -----------   -----------   -----------    -----------
Product margin (loss)                                       (540)         (497)       (1,946)          (836)

Operating expenses:
Research and development                                   4,015         2,195         7,559          3,658
Selling, general and administrative                        2,922         1,463         5,663          2,560
Amortization of deferred stock compensation                  985         1,859         2,271          3,140
                                                     -----------   -----------   -----------    -----------
Total operating expenses                                   7,922         5,517        15,493          9,358
                                                     -----------   -----------   -----------    -----------
Operating loss                                            (8,462)       (6,014)      (17,439)       (10,194)

Interest income (expense)                                  1,663           325         3,901            690
Change in fair value of warrants with
       redemption rights                                       -          (520)            -         (1,562)
Other income (expense)                                       (50)            -           (26)             -
                                                     -----------   -----------   -----------    -----------

Net loss                                             $    (6,849)  $    (6,209)  $   (13,564)   $   (11,066)
Preferred stock dividends and accretion                        -        (8,179)            -        (15,410)
                                                     -----------   -----------   -----------    -----------
Net loss to common shareholders                      $    (6,849)  $   (14,388)  $   (13,564)   $   (26,476)
                                                     ===========   ===========   ===========    ===========

Net loss per share - basic and diluted               $     (0.17)  $     (1.26)  $     (0.35)   $     (2.41)
Shares used in computing net loss per share,
       basic and diluted                              39,508,193    11,418,380    39,222,367     10,983,192

See accompanying notes

                              ACTIVE POWER, INC.
                            STATEMENT OF CASH FLOWS

                                (in thousands)

                                                                  Six Months Ended June 30,
                                                                  ------------------------
                                                                  2001                2000
                                                                  ----                ----
                                                                  (unaudited)   (unaudited)
Operating activities
Net loss                                                          $ (13,564)     $ (11,066)
 Adjustment to reconcile net loss to cash used in
 operating activities:
 Depreciation expense                                                 1,039            362
 Amortization of deferred stock compensation                          2,272          3,140
 Change in fair value of warrants with redemption rights                  -          1,562
 Changes in operating assets and liabilities:
  Accounts receivable, net                                           (3,331)          (158)
  Inventories, net                                                   (2,227)          (950)
  Prepaid expenses and other assets                                    (381)          (459)
  Accounts payable                                                    3,563            787
  Accrued expenses                                                    1,099            127
  Other non-current liabilities                                           -             (7)
                                                                  ---------      ---------
Net cash used in operating activities                               (11,530)        (6,662)

Investing activities
Purchases of property and equipment                                  (5,064)        (2,212)
Net maturity (purchase) of investments                                6,504        (14,873)
                                                                  ---------      ---------
Net cash provided by (used in) investing activities                   1,440        (17,085)

Financing activities
Proceeds from issuance of common stock, net of issuance costs           894            383
Proceeds from exercise of warrants                                      567             30
Payments on notes payable                                                 -            (55)
                                                                  ---------      ---------
Net cash provided by financing activities                             1,461            358
                                                                  ---------      ---------
Increase in cash and cash equivalents                                (8,629)       (23,389)
Cash and cash equivalents, beginning of period                       92,720         24,856
                                                                  ---------      ---------
Cash and cash equivalents, end of period                          $  84,091      $   1,467
                                                                  =========      =========

     See accompanying notes.

                              Active Power, Inc.
                         Notes to Financial Statements

                                  (unaudited)

1.  Organization

    Active Power, Inc. was founded in 1992 as Magnetic Bearing Technologies, Inc. for the purpose of developing and commercializing advances in the field of electromechanics. In the early years, Active Power devoted efforts principally to research and development, pursuing patent protection for intellectual property, successful production of initial prototypes, raising capital and pursuing markets for our flywheel-based power quality and storage products. In 2000 and 2001, the size and scope of our operations expanded considerably. We raised our level of new product development, increased our manufacturing capabilities and capacity, and added resources in sales and service to strengthen our distribution channels.

2.  Basis of Presentation

    The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the year ending December 31, 2000. In the opinion of management the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year.

3.  Inventory

    Active Power states inventories at the lower of cost or replacement cost, with cost being determined on a standard cost basis which does not differ materially from actual cost.

    Inventories consist of the following:

                                         June 30,                 December 31,
                                           2001                       2000
                                       -----------              --------------
     Raw Materials                     $ 4,570,842              $    2,902,224
     Work in Progress                    1,486,160                     310,330
     Finished Goods                        121,409                       4,981
     Less Reserves                      (1,608,029)                   (874,867)
                                       -----------              --------------
                                       $ 4,570,382              $    2,342,668
                                       ===========              ==============

4.  Capital Structure

 The following table sets forth the computation of basic and diluted net loss per share:

                                                 Three Months      Six Months
                                                Ended June 30,    Ended June 30,
                                                --------------    --------------

                                                                                 2001           2000           2001          2000
                                                                                 ----           ----           ----          ----
     Net loss to common stockholders (thousands)                          $    (6,849)   $   (14,388)   $   (13,564)   $   (26,476)
     Basic and diluted:
          Weighted-average shares of common
               stock outstanding                                           39,727,715     11,864,128     39,495,352     11,374,608
          Weighted-average shares of common
               stock subject to repurchase                                   (219,522)      (445,748)      (272,985)      (391,416)
                                                                          -----------    -----------    -----------    -----------
     Shares used in computing basic and diluted
        net loss per share                                                 39,508,193     11,418,380     39,222,367     10,983,192
                                                                          ===========    ===========    ===========    ===========
     Basic and diluted net loss per share                                 $     (0.17)   $     (1.26)   $     (0.35)   $     (2.41)
                                                                          ===========    ===========    ===========    ===========



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              The following discussion should be read in conjunction with the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and within our Annual Report on Form 10-K for the year ending December 31, 2000. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below under the heading "Risk Factors," and other factors detailed in the Company's filings with the Securities and Exchange Commission, specifically our Form 10-K for the year ending December 31, 2000.

     Overview

              We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today's digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. Leveraging our expertise in this technology and in conjunction with Caterpillar, the leading maker of engine generators for the power reliability market, we have developed a battery-free power quality system, which is marketed under the Caterpillar brand name (Cat
     UPS). Our products are sold for use in the facilities of companies in many different industries that all share a critical need for reliable, high-quality power, such as semiconductor manufacturers, hospitals, credit card processing centers, telecommunications providers, Internet service providers, electric utilities and broadcasters. As an extension of these existing product lines, we are developing a lower power fully integrated continuous power system, which we are calling the HIT 6 product. The initial target market for this product is the telecommunications industry.

              Since 1996, we have focused our efforts and financial resources primarily on the design and development of our CleanSource line of power quality products and on establishing effective OEM channels to market our products. As of June 30, 2001, we have generated an accumulated deficit of $66.3 million and expect to continue to sustain operating losses for the next several quarters. We initially funded our operations through sales of shares of our preferred stock, which resulted in gross proceeds of approximately $42.6 million. We believe the proceeds from our August 2000 initial public offering, approximately $138.4 million net of commissions and issuance costs, together with cash balances on hand prior to August 2000 will be sufficient to meet our capital requirements through at least the next 24 months. Our cash and investments position at June 30, 2001 was $131.1 million.

          Since our inception, a small number of customers have accounted for the majority of our annual sales. During 1999, our four largest customers accounted for 89% of our sales, with our largest customer, Caterpillar and its dealer network, accounting for 39%. In 2000 and the first six months of 2001, our volume of business with Caterpillar and its dealer network grew substantially, accounting for 96% and 90%, respectively, of our revenue due to the commercial introduction of the CleanSource UPS product line. We expect to continue to be dependent on a few OEM customers, primarily Caterpillar, for the majority of our sales for the foreseeable future.

          With the commercial release of our second generation product line, CleanSource UPS, in May 2000 under the Caterpillar brand name, and a growing market demand for power quality equipment, the demand for our products has increased significantly. To prepare for this growth in demand and to position us for future growth, we have increased and expect to continue to increase the scale of our operations in the following ways:

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


     Results of Operations

          Product Revenue. Product revenue primarily consists of sales of our CleanSource power quality products. We recognize revenue upon the transfer of title, which generally occurs upon shipment to our customers. Sales increased $6.1 million, or 891%, to $6.7 million for the three months ended June 30, 2001 from $679,000 for the three months ended June 30, 2000. For the six months ended June 30, sales increased $11.0 million, or 1275%, to $11.8 million in 2001 from $861,000 in the same period of 2000. Both of these increases were primarily attributable to a continued ramp up in the sales of our CleanSource UPS product line. In the six months ended June 30, 2001, we sold 206 quarter-megawatt flywheel units, in comparison to the 19 quarter-megawatt flywheel units sold in the same period of 2000. The majority of these units were sold to our CleanSource UPS distribution partner, Caterpillar.

          Cost of goods sold. Cost of goods sold includes the cost of component parts of our product that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, shipping costs, and the costs of manufacturing support functions such as logistics and quality assurance. Cost of goods sold increased $6.1 million to to $7.3 million for the three months ended June 30, 2001 from $1.2 million for the three months ended June 30, 2000. For the six months ended June 30, cost of goods sold increased $12.1 million, or 712%, to $13.8 million in 2001 from $1.7 million in the same period of 2000. In both periods product costs grew commensurate with the increase in sales and a scale up in our manufacturing operations. Although the absolute dollar amounts increased year over year, we achieved significant improvements in our gross margin as a percent of revenue in each period. For example, we improved our gross margin as a percent of sales by 19% between the first and second quarter of 2001, and realized an improvement of 49% since the fourth quarter of 2000. These improvements are a result of supplier cost reductions associated with higher volume, changes in our supplier base, engineering design savings, and leverage gained from higher production volumes. This quarter's gross margins were also positively impacted by the high percentage of CAT UPS and product options, both of which carry higher margins than our CleanSource DC products. In anticipation of future demand for our products, we plan to significantly expand our manufacturing capacity by increasing both our manufacturing facilities and production personnel, which will increase our fixed manufacturing expense base. We believe gross margins will continue to improve over time as our product volumes increase, and we achieve greater economies of scale in production and in purchasing component parts, and introduce engineering design savings.

          Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Research and development expense increased $1.8 million, or 83%, to $4.0 million for the three months ended June 30, 2001 from $2.2 million for the three months ended June 30, 2000. For the six months ended June 30, research and development expense increased $3.9 million, or 107%, to $7.6 million in 2001 from $3.7 million in the same period of 2000. The increase in research and development expense was primarily due to an increase in project development costs on our HIT 6 continuous power system,
     1.8 MVA CAT UPS and CleanSource 2 DC products. We believe that research and development expense will continue to increase slightly during the remainder of 2001 as we continue to develop new products and enhance existing product lines, and then begin to flatten out in 2002 with the anticipated commercial launch of several products currently under development, including our HIT continuous power system.

          Selling, general and administrative. Selling, general and administrative expense is primarily comprised of compensation and other personnel costs for marketing, sales and administrative personnel, selling and marketing expenses, professional fees and reserves for bad debt and warranty. Selling, general and administrative expense increased approximately $1.5 million, or 100%, to $2.9 million for the three months ended June 30, 2001 from $1.4 million for the three months ended June 30, 2000. For the six months ended June 30, selling, general and administrative expense increased $3.1 million, or 121%, to $5.7 million in 2001 from $2.6 million in the same period of 2000. The increase in selling, general and administrative expense was principally due to increased personnel in our sales and marketing organizations in order to support our main OEM channel partner's sales and service ramp up of the CleanSource UPS product line. We also incurred higher administrative costs associated with the added responsibilities and reporting requirements of a public company. We believe our selling, general and administrative expense will continue to increase as we add sales, marketing and administrative personnel and costs to position us for future sales growth and to assist in the administration of an expanding work force.

          Amortization of deferred stock compensation. Deferred stock compensation reflects the difference between the exercise price of option grants to employees and the estimated fair value determined subsequently by us of our common stock at the date of grant. We are amortizing deferred stock compensation as an operating expense over the vesting periods of the applicable options, which resulted in amortization expense of approximately $1.0 million for the three months ended June 30, 2001 and $1.9 million for the three months ended June 30, 2000. For the six months ended June 30, amortization expense was $2.3 million in 2001 and $3.1 million in the same period of 2000. We expect amortization expense to decrease during the remainder of 2001 and beyond, as the options that were granted at exercise prices less than the estimated fair value determined subsequently by us become fully vested, and to a smaller extent as some employees to whom these options were granted leave the company and any unvested options are canceled.

          Interest income. Interest income increased $1.3 million to $1.7 million for the three months ended June 30, 2001 from $325,000 for the three months ended June 30, 2000. This is primarily due to the increase in our average cash and investments balance for the second quarter of 2001 of $134.0 million compared to an average cash and investments balance of $20.6 million for the second quarter of 2000. For the six months ended June 30, interest income increased $3.2 million, or 460%, to $3.9 million in 2001 from approximately $700,000 in the same period of 2000. The increase in our cash and investments balance is primarily associated with the approximately $138.4 million raised as part of our August 2000 initial public offering. Our interest income in the second quarter of 2001 declined compared to the first quarter of 2001 due to lower interest rates and a lower average cash and investments balance. We believe interest income will continue to decline as cash consumed from operating and investing activities results in lower average cash balances.

          Change in fair value of warrants. Due to the redemption feature of warrants we had outstanding in 1999 and 2000, we recorded a liability associated with the fair value of the warrants on the balance sheet and recorded changes in fair value of the warrants in expense. We calculated the fair value of the warrants using a Black-Scholes pricing model. In 2000, the fair value of the underlying common stock increased substantially, resulting in an increase in the warrant value and corresponding expense. There was no expense recorded for the three months ended June 30, 2001, while we recorded $520,000 in expense for the second quarter of 2000. For the six months ended June 30, there was no warrant expense recorded in 2001 and $1.6 million recorded in 2000. We do not anticipate further warrant-related charges in the future.

     Liquidity and Capital Resources


          Our principal source of liquidity as of June 30, 2001 consisted of $131.1 million of cash, cash equivalents and investments.

          In August 2000, we completed a successful initial public offering, raising approximately $138.4 million, net of commissions and issuance expenses. This is in addition to our private financing efforts, including the sale of shares of our preferred stock, which resulted in gross proceeds of approximately $42.6 million, and $5.0 million in development funding received from Caterpillar in 1999. During the six months ended June 30, 2001, cash used by operating activities was $11.5 million, which compares to $6.7 million of cash used by operating activities for the six months ended June 30, 2000. The cash usage in each of these periods was primarily attributable to our focus on the development of products and the expansion of our manufacturing operations and sales activities.

          Capital expenditures were $5.1 million for the six months ended June 30, 2001 and $2.2 million for the six months ended June 30, 2000. The 2001 increase in capital expenditures was primarily due to the build out of our new manufacturing facility, which will be operational sometime in the third quarter. We expect to incur approximately $5.0 to $7.0 million in additional costs in 2001 primarily on the remaining build out of our new manufacturing facility, and for engineering test equipment, and general computer equipment and software.

          We believe our existing cash balance at June 30, 2001 will be sufficient to meet our capital requirements through at least the next 24 months, although we might elect to seek additional funding prior to that time. Beyond the next 24 months, our capital requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing facilities, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition, we may enter into acquisitions or strategic arrangements in the future which could also require us to seek additional equity or debt financing.

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

     Risk Factors That May Affect Future Results


          In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating Active Power and our business. These factors include, but are not limited to the potential for significant losses to continue; our inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; overall market performance; limited product lines; the inability to expand our distribution channels; our dependence on our relationship with Caterpillar; competition; delays in research and development; inventory risks; the inability to expand our manufacturing operations; risks of delay or poor execution from a variety of sources; limited resources; dependence upon key personnel; the inability to protect our intellectual property rights; potential future acquisitions; and the volatility of our stock price. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.


     We have incurred significant losses and anticipate losses for the next several quarters.

     We have incurred operating losses since our inception and expect to continue to incur losses for the next several quarters. As of June 30, 2001, we had an accumulated deficit of $66.3 million. To date, our product revenue has been insignificant, and we have funded our operations principally through the sale of our stock. We will need to generate significant revenue to achieve profitability, and we cannot assure you that we will ever realize sufficient revenue to achieve profitability. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we expect to continue to incur losses.


     Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenue and may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

     We have generated a total of $18.6 million in product revenue since January 1, 1998, and we have sold fewer than 380 CleanSource DC and CleanSource UPS products. We are uncertain whether our products will achieve market acceptance such that our revenues will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. Further, we are expanding our staff and facilities and increasing our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, we will incur significant losses.

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


     Our business is dependent on the market for power quality products and the health of the overall economy, and if this market does not expand as we anticipate, if alternatives to our products are successful, or if a downturn in the economy limits capital spending, our business will suffer.

     The market for power quality products is rapidly evolving and it is difficult to predict its potential size or future growth rate. Most of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, may be reluctant or slow to adopt a new approach. Moreover, our products are alternatives to existing UPS and CPS systems and may never be accepted by our customers or may be made obsolete by other advances in power quality technologies. Improvements may also be made to the existing alternatives to our products that could render them less desirable or obsolete. Furthermore, our business depends on capital expenditures by organizations, which tend to decrease when the U.S. or global economy slows.


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

     If our relationship with Caterpillar is not successful, or if Caterpillar's distribution of our CleanSource UPS product is not successful, our business and revenue will suffer. Pursuant to a development agreement, Caterpillar provided us with $5.0 million in funding to support the development of our CleanSource UPS product. In exchange for this payment, Caterpillar received co-ownership of the proprietary rights in this product. Either we or Caterpillar may license to other entities the intellectual property that we jointly own without seeking the consent of the other and all licensing revenue generated by licensing this intellectual property will be solely retained by the licensing party. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2005. Caterpillar may terminate this agreement at any time by giving us 90 days' advance written notice. We also have a distribution agreement with Caterpillar. In 2000 and the first six months of 2001, our business level with Caterpillar and its dealer network accounted for 96% and 90% of our product revenue, respectively. Pursuant to the distribution agreement with Caterpillar, they are the exclusive distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units.


     We depend on a limited number of OEM customers for the vast majority of our revenue and service and support functions. The loss or significant reduction in orders, or the failure to provide adequate service and support to the end users of our products, from any key OEM customer, particularly Caterpillar, would significantly reduce our revenue.

     We rely on OEMs as a primary distribution channel because they are able to sell our products to a large number of end user organizations. We further rely on our OEMs to provide service and support to the end users of our products because they have the experience and personnel to perform such activities. We believe that the use of OEM channels will enable our products to achieve broad market penetration, while we devote a limited amount of our resources to sales, marketing and customer service and support. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers, primarily Caterpillar. For example, in 2000 and the first six months of 2001, our volume of business with Caterpillar and its dealer accounted for 96% and 90% of our revenue, respectively. Therefore, the loss of our key OEM customer, Caterpillar, or a significant reduction in sales to Caterpillar and its dealers, would significantly reduce our revenue. We also have granted Caterpillar semi-exclusive worldwide rights to distribute our CleanSource UPS product, provided that they meet minimum annual sales requirements. These restrictions will further increase our dependence upon Caterpillar. However, Caterpillar is not obligated to purchase any CleanSource UPS units under this agreement.


     We may have difficulty managing the expansion of our operations.

     We are undergoing rapid growth in the number of our employees, the size of our physical facilities and the scope of our operations. For example, we had 38 employees on January 1, 1998, 126 employees on June 30, 2000 and 213 employees on June 30, 2001. Such rapid expansion is likely to place a significant strain on our senior management team and other resources. Our business, prospects, results of operations or financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion.


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


     Quality problems relating to one or more of our new or existing products could negatively impact the market's acceptance of our products and cause us to miss our revenue goals.

     Because of the nature of the power quality and reliability market, quality problems attributable to the CleanSource DC or CleanSource UPS product lines could significantly affect the market's perception of our technology and slow their acceptance. This would substantially impair our revenue prospects. Moreover, quality problems for our product lines could cause us to delay or cease shipments of products, or recall products, thus impairing our revenue or cost targets.


     We are subject to increased inventory risks and costs because we outsource the manufacturing of components of our products in advance of binding commitments from our customers to purchase our products.

     To assure the availability of our products to our OEM customers, we outsource the manufacturing of components prior to the receipt of purchase orders from OEM customers based on their forecasts of their product needs. However, these forecasts do not represent binding purchase purchase commitments, and we do not recognize revenue for such products until the product is shipped to the OEM. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. As demand for our products may not materialize, this product delivery method subjects us to increased risks of high inventory carrying costs and obsolescence and may increase our operating costs. In addition, we may from time to time make design changes to our products, which could lead to obsolescence of inventory.

     We depend on sole source and limited source suppliers for certain key components, and if we are unable to buy these components on a timely basis, our delayed ability to deliver our products to our customers may result in reduced revenue and lost sales.

     We purchase a power module and a microprocessor for our products from sole sources. We do not have long-term contracts with most of our suppliers, and to date most of our component purchases have been made in relatively small volumes. As a result, if our suppliers receive excess demand for their products, we may receive a low priority for order fulfillment as large volume customers will receive priority. If we are delayed in acquiring components for our products, the manufacture and shipment of our products also will be delayed. We generally use a 12-month forecast of our future product sales to determine our component requirements. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components. Some of these delays may be substantial. As a result, we purchase these components in large quantities to protect our ability to deliver finished products. If we overestimate our component requirements, we may have excess inventory, which will increase our costs. If we underestimate our component requirements, we will have inadequate inventory, which will delay our manufacturing and render us unable to deliver products to customers on scheduled delivery dates. If we are unable to obtain a component from a supplier or if the price of a component has increased substantially, we will be required to manufacture the component internally, which will result in delays. Manufacturing delays could negatively impact our ability to sell our products and could damage our customer relationships.


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

     We have hired some of our employees from our current customers and from some of our competitors, which could damage our customer relationships and expose us to potential litigation.

     There is a limited supply of skilled employees in the power quality industry. We have hired some of our current employees from our customers and our competitors. As a result, some of our current customers might begin to view us as competitors in the future, and one or more of our competitors could file lawsuits against us alleging the infringement of their trade secrets and other intellectual property. Although we do not believe we have infringed upon the intellectual property of our competitors, such lawsuits could divert our attention and resources from our business operations.


     We are a relatively small company with limited resources compared to some of our current and potential competitors, and competition within our markets may limit our sales growth.

     The markets for power quality and power reliability are intensely competitive. There are many companies engaged in all areas of traditional and alternative UPS and CPS systems in the United States, Canada and abroad, including, among others, major electric and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. There are many companies that are developing flywheel-based energy storage systems and flywheel-based power quality systems. We also compete indirectly with companies that are developing other types of power technologies, such as superconducting magnetic energy storage, ultra-capacitors and dynamic voltage restorers.

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

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

          We are not currently a party to any material legal proceedings.

     Item 2.  Changes in Securities and Use of Proceeds.

          Our registration statement (Registration No. 333-36946) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on August 7, 2000. A total of 9,200,000 shares of common stock were registered. We sold a total of 8,900,000 shares of our common stock and a selling shareholder sold 300,000 shares to an underwriting syndicate. The managing underwriters were Goldman, Sachs & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and CIBC World Markets Corp. The offering commenced and was completed on August 8, 2000, at a price to the public of $17.00 per share. The initial public offering resulted in net proceeds to us of $138.4 million after deducting underwriting commissions of $10.6 million and offering expenses of $2.2 million. The Company has used approximately $7.2 million of the net offering proceeds for capital expenditures and $20.1 million for operating activities. The remaining proceeds from the IPO were invested in government securities and other short-term, investment-grade, interest bearing instruments.

     Item 3.  Defaults Upon Senior Securities.

          Not applicable.

     Item 4.  Submission of Matters to a Vote of Security Holders.

          At our annual meeting of stockholders held on April 26, 2001, our stockholders voted on the following matters:

     (1) The election of two Class I directors to serve until our 2004 annual meeting or until his or her successor has been elected and qualified. The nominees of the board of directors were elected by the following vote:

                                         Shares          Shares      Shares
     Class I Director                Voted in Favor  Voted Opposed  Withheld
     ----------------                --------------  -------------  --------
     Richard E. Anderson.......        29,336,767          0         439,842
     Rodney S. Bond............        29,336,717          0         439,892

     (2) Approve the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2002. The appointment was approved by a vote of 29,660,880 shares in favor, 44,294 shares opposed and 71,435 shares abstaining.

     Item 5.  Other Information.

          Not applicable.

     Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibit Index

     Exhibit
     Number    Description
     ------    -----------

      3.1*     Amended and Restated Certificate of Incorporation (filed as
               Exhibit 3.1 to Active Power's Registration Statement on Form S-1 (SEC File No. 333-36496) (the "IPO Registration Statement)

      3.2* Amended and Restated Bylaws (filed as Exhibit 3.2 to the IPO Registration Statement)

      4.1*     Specimen certificate for shares of Common Stock (filed as Exhibit
               4.1 to the IPO Registration Statement)

     ___________
     * Incorporated by reference to the indicated filing


     (b) During the quarter ended June 30, 2001, Active Power did not file any current reports on Form 10-Q.

                                  SIGNATURES*

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ACTIVE POWER, INC.

                                 By:      /s/ Joseph F. Pinkerton, III
                                    -----------------------------------------
                                            Joseph F. Pinkerton, III
                                      President and Chief Executive Officer

          August __, 2001                 /s/ Joseph F. Pinkerton, III
                                    -----------------------------------------
                                            Joseph F. Pinkerton, III
                                      President and Chief Executive Officer
                                          (Principal Executive Officer)

          August __, 2001                       /s/ David S. Gino
                                    -----------------------------------------
                                                  David S. Gino
                                          Vice President of Finance and
                                             Chief Financial Officer
                                         (Principal Accounting Officer)