Form 10-Q
period 2001-09-30
ACTIVE POWER INC
filed 2001-11-09
CIK 1044435

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       September 30, 2001
                               -------------------------------------------------

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from           to
                                                        ----------   -----------

Commission file number:
                       ---------------------------------------------------------

                               ACTIVE POWER, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             74-2961657
----------------------------------                   ---------------------------
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

--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock as of September 30, 2001 was 40,531,070 with a par value of $0.001 per share.

--------------------------------------------------------------------------------

                               ACTIVE POWER, INC.
                                      INDEX



PART I - FINANCIAL INFORMATION.................................................1

     Item 1. Financial Statements..............................................1

         BALANCE SHEETS........................................................1

         STATEMENT OF OPERATIONS...............................................2

         STATEMENT OF CASH FLOWS...............................................3

         Notes to Financial Statements.........................................4

     Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................5

         Liquidity and Capital Resources.......................................8

         Quantitative and Qualitative Disclosures About Market Risk............9

         Risk Factors That May Affect Future Results..........................10

PART II- OTHER INFORMATION....................................................18

     Item 1. Legal Proceedings................................................18

     Item 2. Changes in Securities and Use of Proceeds........................18

     Item 3. Defaults Upon Senior Securities..................................18

     Item 4. Submission of Matters to a Vote of Security Holders..............18

     Item 5. Other Information................................................18

     Item 6. Exhibits and Reports on Form 8-K.................................18

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements


                               ACTIVE POWER, INC.
                                 BALANCE SHEETS

                                 (in thousands)


                                                                               September 30,  December 31,
                                                                                   2001           2000
                                                                                   ----           ----
                                                                                (unaudited)
     ASSETS
     Current assets:
              Cash and cash equivalents                                         $   80,005     $   92,720
              Short-term investments                                                10,013         42,541
              Accounts receivable, net                                               3,415          1,934
              Inventories, net                                                       6,153          2,343
              Prepaid expenses and other                                             1,344          1,177
                                                                                ----------     ----------
                       Total current assets                                        100,930        140,715
     Property and equipment, net                                                    16,489          4,469
     Long-term investments                                                          29,493         10,948
                                                                                ----------     ----------
                       Total assets                                             $  146,912     $  156,132
                                                                                ==========     ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
              Accounts payable                                                  $    6,045     $    2,133
              Accrued expenses                                                       3,057          1,610
                                                                                ----------     ----------
                       Total current liabilities                                     9,102          3,743

     Stockholders' equity:
              1992 preferred stock                                                       -              -
              Common stock                                                              41             39
              Treasury stock                                                            (2)            (2)
              Deferred stock compensation                                           (3,604)        (7,519)
              Additional paid-in capital                                           215,029        212,601
              Accumulated deficit                                                  (73,654)       (52,730)
                                                                                ----------     ----------
                       Total stockholders' equity                                  137,810        152,389
                                                                                ----------     ----------
                       Total liabilities and stockholders' equity               $  146,912     $  156,132
                                                                                ==========     ==========


     See accompanying notes

                               ACTIVE POWER, INC.
                             STATEMENT OF OPERATIONS

               (in thousands, except share and per share amounts)
                                   (unaudited)



                                                            Three Months                   Nine Months
                                                          Ended September 30,          Ended September 30,
                                                      --------------------------    --------------------------
                                                          2001            2000          2001            2000
                                                      ------------   ------------   ------------   ------------
Product revenue                                       $      6,219   $      1,343   $     18,058   $      2,204
Cost of goods sold                                           6,885          2,085         20,670          3,782
                                                      ------------   ------------   ------------   ------------
Product margin (loss)                                         (666)          (742)        (2,612)        (1,578)

Operating expenses:
Research and development                                     4,003          3,060         11,562          6,718
Selling, general and administrative                          2,908          1,578          8,571          4,138
Amortization of deferred stock compensation                    926          1,881          3,197          5,021
                                                      ------------   ------------   ------------   ------------
Total operating expenses                                     7,837          6,519         23,330         15,877
                                                      ------------   ------------   ------------   ------------
Operating loss                                              (8,503)        (7,261)       (25,942)       (17,455)

Interest income (expense)                                    1,266          1,548          5,167          2,243
Change in fair value of warrants with
       redemption rights                                         -              -              -         (1,562)
Other income (expense)                                        (123)           (76)          (148)           (80)
                                                      ------------   ------------   ------------   ------------
Net loss                                              $     (7,360)  $     (5,789)  $    (20,923)  $    (16,854)
Preferred stock dividends and accretion                          -         (3,669)             -        (19,079)
Net loss to common shareholders                       $     (7,360)  $     (9,458)  $    (20,923)  $    (35,933)
                                                      ============   ============   ============   ============

Net loss per share - basic and diluted                $      (0.18)  $      (0.35)  $      (0.53)  $      (2.18)

Shares used in computing net loss per share,
       basic and diluted                                40,153,164     27,322,877     39,532,822     16,467,498



See accompanying notes

                               ACTIVE POWER, INC.
                             STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                          -------------------------
                                                                             2001            2000
                                                                          ----------     ----------
                                                                          (unaudited)    (unaudited)
Operating activities
Net loss                                                                  $  (20,923)    $  (16,854)
         Adjustment to reconcile net loss to cash used in
         operating activities:
         Depreciation expense                                                  1,704            708
         Amortization of deferred stock compensation                           3,197          5,021
         Change in fair value of warrants with redemption rights                   -          1,562
         Changes in operating assets and liabilities:
              Accounts receivable, net                                        (1,481)          (880)
              Inventories, net                                                (3,811)        (1,082)
              Prepaid expenses and other assets                                 (777)        (1,026)
              Accounts payable                                                 3,913          1,448
              Accrued expenses                                                 1,447            230
              Other non-current liabilities                                        -             (7)
                                                                          ----------     ----------
Net cash used in operating activities                                        (16,731)       (10,880)

Investing activities
Purchases of property and equipment                                          (13,724)        (3,518)
Net maturity (purchase) of investments                                        13,983        (15,612)
                                                                          ----------     ----------
Net cash provided by (used in) investing activities                              259        (19,130)

Financing activities
Proceeds from issuance of common stock, net of issuance costs                  1,489        139,911
Proceeds from exercise of warrants                                             2,268             30
Payments on notes payable .                                                        -            (55)
                                                                          ----------     ----------
Net cash provided by financing activities                                      3,757        139,886
                                                                          ----------     ----------
Increase in cash and cash equivalents                                        (12,715)       109,876
Cash and cash equivalents, beginning of period                                92,720         24,856
                                                                          ----------     ----------
Cash and cash equivalents, end of period                                  $   80,005     $  134,732
                                                                          ==========     ==========



See accompanying notes.

                               Active Power, Inc.
                          Notes to Financial Statements

                                   (unaudited)

1.       Organization

         Active Power, Inc. was founded in 1992 as Magnetic Bearing Technologies, Inc. for the purpose of developing and commercializing advances in the field of electromechanics. In the early years, Active Power devoted efforts principally to research and development, pursuing patent protection for intellectual property, successful production of initial prototypes, raising capital and pursuing markets for our flywheel-based power quality and energy storage products. In 2000 and 2001, the size and scope of our operations expanded considerably. We raised our level of new product development, increased our manufacturing capabilities and capacity, and added resources in sales and service to strengthen our distribution channels.

2.       Basis of Presentation

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year.

3.       Inventory

         Active Power states inventories at the lower of cost or replacement cost, with cost being determined on a standard cost basis, which does not differ materially from actual cost.

              Inventories consist of the following:

                                       September 30,     December 31,
                                            2001            2000
                                       ------------     ------------
         Raw Materials                 $  5,170,147     $  2,902,224
         Work in Progress                 2,540,858          310,330
         Finished Goods                      50,285            4,981
         Less Reserves                   (1,608,029)        (874,867)
                                       ------------     ------------
                                       $  6,153,261     $  2,342,668
                                       ============     ============

4.       Capital Structure

              The following table sets forth the computation of basic and diluted net loss per share:

                                                             Three Months                   Nine Months
                                                          Ended September 30,            Ended September 30,
                                                      ---------------------------   ---------------------------
                                                          2001           2000            2001           2000
                                                      ------------   ------------   ------------   ------------
Net loss to common stockholders (thousands)           $     (7,360)  $     (9,458)  $    (20,923)  $    (35,933)
Basic and diluted:
         Weighted-average shares of common
              stock outstanding                         40,318,355     27,820,583     39,769,876     16,894,343
         Weighted-average shares of common
              stock subject to repurchase                 (165,191)      (497,706)      (237,054)      (426,845)
                                                      ------------   ------------   ------------   ------------
Shares used in computing basic and diluted
     net loss per share                                 40,153,164     27,322,877     39,532,822     16,467,498
                                                      ============   ============   ============   ============

Basic and diluted net loss per share                  $      (0.18)  $      (0.35)  $      (0.53)  $      (2.18)
                                                      ============   ============   ============   ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and within our Annual Report on Form 10-K for the year ended December 31, 2000. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below under the heading "Risk Factors," and other factors detailed in the Company's filings with the Securities and Exchange Commission, specifically our Form 10-K for the year ended December 31, 2000.

Overview

         We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today's digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. Leveraging our expertise in this technology and in conjunction with Caterpillar Inc., the leading maker of engine generators for the power reliability market, we have developed a battery-free power quality system, which is marketed under the Caterpillar brand name (Cat(R) UPS). Our products are sold for use in the facilities of companies in many different industries that all share a critical need for reliable, high-quality power, such as semiconductor manufacturers, hospitals, credit card processing centers, telecommunications providers, Internet service providers, electric utilities and broadcasters. As an extension of these existing product lines, we are developing additional products to more broadly serve the various market segments within the power quality and reliability market.

         Since 1996, we have focused our efforts and financial resources primarily on the design and development of our CleanSource(R) line of power quality products (CleanSource DC and Cat(R) UPS) and on establishing effective

OEM channels to market our products. As of September 30, 2001, we have generated an accumulated deficit of $73.7 million and expect to continue to sustain operating losses for the next several quarters. We initially funded our operations through sales of shares of our preferred stock, which resulted in gross proceeds of approximately $42.6 million. We believe the proceeds from our August 2000 initial public offering, approximately $138.4 million net of commissions and issuance costs, together with cash balances on hand prior to August 2000 will be sufficient to meet our capital requirements through at least the next 24 months. Our cash and investments position at September 30, 2001 was $119.5 million.

         Since our inception, a small number of customers have accounted for the majority of our annual sales. During 1999, our four largest customers accounted for 89% of our sales, with our largest customer, Caterpillar and its dealer network, accounting for 39%. In 2000 and the first nine months of 2001, our volume of business with Caterpillar and its dealer network grew substantially, accounting for 96% and 90%, respectively, of our revenue due to the commercial introduction of the Cat UPS product line. We expect to continue to be dependent on a few OEM customers, primarily Caterpillar, for the majority of our sales for the foreseeable future.

         With the commercial release of our second-generation product line, Cat UPS, in May 2000 under the Caterpillar brand name, and a growing market demand for power quality equipment, the demand for our products has increased significantly. To prepare for this growth in demand and to position us for future growth, we have increased the scale of our operations in the following ways:

         o expanded our manufacturing facilities and added manufacturing personnel to address increases in product demand;

         o increased our personnel levels in product development and engineering to accelerate time to market on new products and enhance our existing product lines; and

         o added sales and marketing personnel to support our OEM customers.

         Although these efforts have increased our operating expenses, we believe that they will enable us to realize significant revenue growth.


Results of Operations

         Product Revenue. Product revenue primarily consists of sales of our CleanSource power quality products. We recognize revenue upon the transfer of title, which generally occurs upon shipment to our customers. Sales increased $4.9 million, or 363%, to $6.2 million for the three months ended September 30, 2001 from $1.3 million for the three months ended September 30, 2000. For the nine months ended September 30, sales increased $15.9 million, or 719%, to $18.1 million in 2001 from $2.2 million in the same period of 2000. Both of these increases were primarily attributable to a continued ramp up in the sales of our Cat UPS product line and sales of our new CleanSource2 product to General Electric Company's Digital Energy business unit. In the nine months ended September 30, 2001, we sold 306 quarter-megawatt flywheel units, in comparison to the 44 quarter-megawatt flywheel units sold in the same period of 2000. The majority of these units were sold to our Cat UPS distribution partner, Caterpillar.

         Cost of goods sold. Cost of goods sold includes the cost of component parts of our product that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, shipping costs, and the costs of manufacturing support functions such as logistics and quality assurance. Cost of goods sold increased $4.8 million to $6.9 million for the three months ended September 30, 2001 from $2.1 million for the three months ended September 30, 2000. For the nine months ended September 30, cost of goods sold increased $16.9 million, or 447%, to $20.7 million in 2001 from $3.8 million in the same period of 2000. In both periods product costs grew commensurate with the increase in sales and a scale up in our manufacturing operations. Although the absolute dollar amounts increased year over year, we achieved significant improvements in our gross margin as a percent of revenue in each period. These improvements are a result of supplier cost reductions associated with higher volume, changes in our supplier base, engineering design savings, and leverage gained from higher production volumes. In anticipation of future demand for our products, we have significantly expanded our manufacturing capacity by increasing both our manufacturing facilities and production personnel, which has increased our fixed manufacturing expense base. This increase will adversely impact our gross margins until production volumes increase enough to cover these added costs. Over time we believe gross margins will improve as our product volumes increase, and we achieve greater economies of scale in production and in purchasing component parts, and introduce engineering design savings.

         Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Research and development expense increased approximately $942,000, or 31%, to $4.0 million for the three months ended September 30, 2001 from $3.1 million for the three months ended September 30, 2000. For the nine months ended September 30, research and development expense increased $4.9 million, or 72%, to $11.6 million in 2001 from $6.7 million in the same period of 2000. The increase in research and development expense was primarily due to an increase in project development costs on our HIT 6 continuous power system, high power Cat product line extension and CleanSource2 DC products. After the recent completion of a joint development agreement with Caterpillar to extend the Cat UPS product line and a review of our new product opportunities we have adjusted our development priorities. Our near term development efforts will focus on the Cat UPS product line extension, and the development of a 30 to 150 kilowatt continuous power system. As part of this reprioritization we plan to significantly reduce the level of activity and spending on our HIT 6 product development. One of the benefits expected from this change is a decrease in research and development expense over the next few quarters as we phase down spending on our HIT 6 development. Although many of the internal resources committed to this project will be redirected to other new product initiatives, the external funding associated with the HIT 6 development will be eliminated, thereby reducing our overall spending levels.

         Selling, general and administrative. Selling, general and administrative expense is primarily comprised of compensation and other personnel costs for marketing, sales, service, and administrative personnel, selling and marketing expenses, professional fees and reserves for bad debt and warranty. Selling, general and administrative expense increased approximately $1.3 million, or 84%, to $2.9 million for the three months ended September 30, 2001 from $1.6 million for the three months ended September 30, 2000. For the nine months ended September 30, selling, general and administrative expense increased $4.5 million, or 107%, to $8.6 million in 2001 from $4.1 million in the same period of 2000. The increase in selling, general and administrative expense was principally due to increased personnel in our sales and marketing organizations in order to support our main OEM channel partner's sales and service ramp up of the Cat UPS product line. We also incurred higher administrative costs associated with the added responsibilities and reporting requirements of a public company. We believe our selling, general and administrative expense will continue to increase as we add sales and service personnel and costs to position us for future sales growth and to assist in the administration of an expanding work force.

         Amortization of deferred stock compensation. Deferred stock compensation reflects the difference between the exercise price of option grants to employees and the estimated fair value determined subsequently by us of our common stock at the date of grant. We are amortizing deferred stock compensation as an operating expense over the vesting periods of the applicable options, which resulted in amortization expense of approximately $926,000 for the three months ended September 30, 2001 and $1.9 million for the three months ended September 30, 2000. For the nine months ended September 30, amortization expense was $3.2 million in 2001 and $5.0 million in the same period of 2000. We expect amortization expense to decrease during the remainder of 2001 and beyond, as the options for which we are amortizing this expense become fully vested, and to a smaller extent as some employees to whom these options were granted leave the company and any unvested options are canceled.

         Interest income. Interest income decreased $282,000 to approximately $1.3 million for the three months ended September 30, 2001 from approximately $1.5 million for the three months ended September 30, 2000. This is primarily due to the decrease in our ending cash and investments balance for the third quarter of 2001 of $119.5 million compared to an ending cash and investments balance of $151.8 million for the third quarter of 2000. For the nine months ended September 30, interest income increased $3.0 million, or 130%, to $5.2 million in 2001 from approximately $2.2 million in the same period of 2000. Our interest income in the third quarter of 2001 declined compared to the second quarter of 2001 due to lower interest rates and a lower average cash and investments balance. We believe interest income will continue to decline as cash consumed from operating and investing activities results in lower average cash balances.

         Change in fair value of warrants. Due to the redemption feature of warrants we had outstanding in 1999 and 2000, we recorded a liability associated with the fair value of the warrants on the balance sheet and recorded changes in fair value of the warrants in expense. We calculated the fair value of the warrants using a Black-Scholes pricing model. In 2000, the fair value of the underlying common stock increased substantially, resulting in an increase in the warrant value and corresponding expense. For the nine months ended September 30, there was no warrant expense recorded in 2001 and $1.6 million recorded in 2000. We do not anticipate further warrant-related charges in the future.

Liquidity and Capital Resources

         Our principal source of liquidity as of September 30, 2001 consisted of $119.5 million of cash, cash equivalents and investments.

         In August 2000, we completed a successful initial public offering, raising approximately $138.4 million, net of commissions and issuance expenses. This is in addition to our private financing efforts, including the sale of shares of our preferred stock, which resulted in gross proceeds of approximately $42.6 million, and $5.0 million in development funding received from Caterpillar in 1999. During the nine months ended September 30, 2001, cash used by operating activities was $16.7 million, which compares to $10.9 million of cash used by operating activities for the nine months ended September 30, 2000. The cash usage in each of these periods was primarily attributable to our focus on the development of products and the expansion of our manufacturing operations and sales activities.

         Capital expenditures were $13.7 million for the nine months ended September 30, 2001 and $3.5 million for the nine months ended September 30, 2000. The 2001 increase in capital expenditures was primarily due to the build out of our new manufacturing facility, which became fully operational during the third quarter. We expect to incur approximately $1.0 to $2.0 million in additional costs in 2001 primarily on additional manufacturing equipment, engineering test equipment, and general computer equipment and software.

         During the quarter ended September 30, 2001 we raised $1.7 million from the exercise of outstanding warrants issued as part of our November 1999 Series E private financings. As of September 30, 2001 no additional warrants were outstanding.

         We believe our existing cash balance at September 30, 2001 will be sufficient to meet our capital requirements through at least the next 24 months, although we might elect to seek additional funding prior to that time. Beyond the next 24 months, our capital requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing facilities, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Quantitative and Qualitative Disclosures About Market Risk

         Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our interest income by approximately $1.2 million. Because of the short-term nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on their fair value.

         We invest our cash in a variety of financial investments, including bank time deposits, taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Risk Factors That May Affect Future Results

In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating Active Power and our business. These factors include, but are not limited to the potential for significant losses to continue; inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; overall market performance; a slowing global economy; limited product lines; the inability to expand our distribution channels; our dependence on our relationship with Caterpillar; inability to successfully integrate new OEM channel partners; competition; delays in research and development; inventory risks; risks of delay or poor execution from a variety of sources; limited resources; dependence upon key personnel; the inability to protect our intellectual property rights; potential future acquisitions; and the volatility of our stock price. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.


We have incurred significant losses and anticipate losses for the next several quarters.

We have incurred operating losses since our inception and expect to continue to incur losses for the next several quarters. As of September 30, 2001, we had an accumulated deficit of $73.7 million. To date, we have funded our operations principally through the sale of our stock and our product revenue. We will need to generate significant additional revenue to achieve profitability, and we cannot assure you that we will ever realize additional revenue at such levels. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we expect to continue to incur losses.


Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenue and may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

We have generated a total of $24.8 million in product revenue since January 1, 1998, and we have sold fewer than 480 CleanSource DC and Cat UPS products. We are uncertain whether our products will achieve market acceptance such that our revenues will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. Further, we have expanded our staff and facilities and increased our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, we will incur significant losses.

Our business is subject to fluctuations in operating results, which could negatively impact the price of our stock.

Our product revenue, expense and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, among others:

         o the timing of orders from our customers and the possibility that these customers may change their order requirements with little or no advance notice to us;
         o the rate of adoption of our flywheel-based energy storage system as an alternative to lead-acid batteries;
         o the deferral of customer orders in anticipation of new products from us or other providers of power quality systems;
         o the ongoing need for short-term power outage protection in traditional UPS systems;
         o the uncertainty regarding the adoption of our current and future products, including our recently introduced Cat UPS product, CleanSource2 DC, and other products currently in early development; and
         o        the rate of growth of the markets for our products.

Our business is dependent on the market for power quality products and the health of the overall economy, and if this market does not expand as we anticipate, if alternatives to our products are successful, or if a downturn in the economy limits capital spending, our business will suffer.

The market for power quality products is rapidly evolving and it is difficult to predict its potential size or future growth rate. Most of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, may be reluctant or slow to adopt a new approach. Moreover, our products are alternatives to existing UPS and battery-based systems and may never be accepted by our customers or may be made obsolete by other advances in power quality technologies. Improvements may also be made to the existing alternatives to our products that could render them less desirable or obsolete. Furthermore, our business depends on capital expenditures by organizations, which tend to decrease when the U.S. or global economy slows.


We have limited product offerings, and our success depends on our ability to develop in a timely manner new and enhanced products that achieve market acceptance.

We have only one principal product that has any significant operating history at customer sites, CleanSource DC, and we have only recently introduced our CleanSource2 DC and Cat UPS product. To grow our revenue, we must rely on Caterpillar to successfully market our Cat UPS product, and we must develop and introduce to market new products and product enhancements in a timely manner. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance. This would substantially impair our revenue prospects.

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

If our relationship with Caterpillar is not successful, or if Caterpillar's distribution of our Cat UPS product is not successful, our business and revenue will suffer. Pursuant to a development agreement, Caterpillar provided us with $5.0 million in funding to support the development of our Cat UPS product. In exchange for this payment, Caterpillar received co-ownership of the proprietary rights in this product. Either we or Caterpillar may license to other entities the intellectual property that we jointly own without seeking the consent of the other and all licensing revenue generated by licensing this intellectual property will be solely retained by the licensing party. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2005. Caterpillar may terminate this agreement at any time by giving us 90 days' advance written notice. We also have a distribution agreement with Caterpillar. In 2000 and the first nine months of 2001, our business level with Caterpillar and its dealer network accounted for 96% and 90% of our product revenue, respectively. Pursuant to the distribution agreement with Caterpillar, they are the exclusive distributor, subject to limited exceptions, of our Cat UPS product. Caterpillar is not obligated to purchase any Cat UPS units.


We depend on a limited number of OEM customers for the vast majority of our revenue and service and support functions. The loss or significant reduction in orders, or the failure to provide adequate service and support to the end users of our products, from any key OEM customer, particularly Caterpillar, would significantly reduce our revenue.

We rely on OEMs as a primary distribution channel because they are able to sell our products to a large number of end user organizations. We further rely on our OEMs to provide service and support to the end users of our products because they have the experience and personnel to perform such activities. We believe that the use of OEM channels will enable our products to achieve broad market penetration, while we devote a limited amount of our resources to sales, marketing and customer service and support. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers, primarily Caterpillar. For example, in 2000 and the first nine months of 2001, our volume of business with Caterpillar and its dealer accounted for 96% and 90% of our product revenue, respectively. Therefore, the loss of our key OEM customer, Caterpillar, or a significant reduction in sales to Caterpillar and its dealers, would significantly reduce our revenue. We also have granted Caterpillar semi-exclusive worldwide rights to distribute our Cat UPS product, provided that they meet minimum annual sales requirements.

These restrictions will further increase our dependence upon Caterpillar. However, Caterpillar is not obligated to purchase any Cat UPS units under this agreement.


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

Because of the nature of the power quality and reliability market, quality problems attributable to the CleanSource DC or Cat UPS product lines could significantly affect the market's perception of our technology and slow their acceptance. This would substantially impair our revenue prospects. Moreover, quality problems for our product lines could cause us to delay or cease shipments of products, or recall products, thus impairing our revenue or cost targets.


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

We purchase a power module and a microprocessor for our products from sole sources. As a result, if our suppliers receive excess demand for their products, we may receive a low priority for order fulfillment as large volume customers will receive priority. If we are delayed in acquiring components for our products, the manufacture and shipment of our products also will be delayed. We are, however, proceeding to engage long-term agreements with key suppliers, using a rolling sales volume forecast to stabilize component availability. Our power module supplier currently maintains a buffer stock and our microprocessor demand is covered by purchase orders for the next two quarters. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components. Some of these delays may be substantial. As a result, we purchase these components in large quantities to protect our ability to deliver finished products. If we overestimate our component requirements, we may have excess inventory, which will increase our costs. If we underestimate our component requirements, we will have inadequate inventory, which will delay our manufacturing and render us unable to deliver products to customers on scheduled delivery dates. If we are unable to obtain a component from a supplier or if the price of a component has increased substantially, we may be required to manufacture the component internally, which will result in delays. Manufacturing delays could negatively impact our ability to sell our products and could damage our customer relationships.


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

The markets for power quality and power reliability are intensely competitive. There are many companies engaged in all areas of traditional and alternative UPS and backup systems in the United States and abroad, including, among others, major electric and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. There are many companies that are developing flywheel-based energy storage systems and flywheel-based power quality systems. We also compete indirectly with companies that are developing other types of power technologies, such as superconducting magnetic energy storage, ultra-capacitors and dynamic voltage restorers.

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

In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. Although we have not been involved in intellectual property litigation, we may become involved in litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

         o cease selling our products that use the challenged intellectual property;
         o obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology or trademark, which license may not be available on reasonable terms, or at all; or
         o redesign those products that use infringing intellectual property or cease to use an infringing trademark.


Any acquisitions we make could disrupt our business and harm our financial condition.

Although we are not currently negotiating any material business or technology acquisitions, as part of our growth strategy, we intend to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. We have no experience in making acquisitions. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

         o problems integrating the acquired operations, technologies or products with our existing business and products;
         o potential disruption of our ongoing business and distraction of our management;
         o difficulties in retaining business relationships with suppliers and customers of the acquired companies;
         o difficulties in coordinating and integrating overall business strategies, sales and marketing, and research and development efforts;
         o the maintenance of corporate cultures, controls, procedures and policies;
         o risks associated with entering markets in which we lack prior experience; and
         o        potential loss of key employees.

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

Since our IPO in August 2000, we have experienced significant volatility in our stock price. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

         o        actual or anticipated fluctuations in our operating results;
         o changes in financial estimates by securities analysts or our failure to perform in line with such estimates;
         o changes in market valuations of other technology companies, particularly those that sell products used in power quality systems;
         o announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
         o introduction of technologies or product enhancements that reduce the need for flywheel energy storage systems;
         o        the loss of one or more key OEM customers; and
         o        departures of key personnel.

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

         We are not currently a party to any material legal proceedings.

     Item 2.  Changes in Securities and Use of Proceeds.

         Our registration statement (Registration No. 333-36946) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on August 7, 2000. A total of 9,200,000 shares of common stock were registered. We sold a total of 8,900,000 shares of our common stock and a selling shareholder sold 300,000 shares to an underwriting syndicate. The managing underwriters were Goldman, Sachs & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and CIBC World Markets Corp. The offering commenced and was completed on August 8, 2000, at a price to the public of $17.00 per share. The initial public offering resulted in net proceeds to us of $138.4 million after deducting underwriting commissions of $10.6 million and offering expenses of $2.2 million. The Company has used approximately $15.8 million of the net offering proceeds for capital expenditures and $25.3 million for operating activities. The remaining proceeds from the IPO were invested in government securities and other short-term, investment-grade, interest bearing instruments.

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

      3.2* Amended and Restated Bylaws (filed as Exhibit 3.2 to the IPO Registration Statement)

      4.1*     Specimen certificate for shares of Common Stock (filed as Exhibit
               4.1 to the IPO Registration Statement)

      10.20+ Distributor Agreement between Powerware Corporation and Active Power, Inc.

      10.21+ Master Sourcing Agreement between General Electric Company (through its Digital Energy business unit) and Active Power, Inc.


       -----------
       * Incorporated by reference to the indicated filing
       + Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

       (b) During the fiscal quarter ended September 30, 2001, Active Power did not file any current reports on Form 10-Q.

                                   SIGNATURES*

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ACTIVE POWER, INC.

                                       By:  /s/ JOSEPH F. PINKERTON, III
                                          --------------------------------------
                                          Joseph F. Pinkerton, III
                                          President and Chief Executive Officer


       November 9, 2001                    /s/ JOSEPH F. PINKERTON, III
                                          --------------------------------------
                                          Joseph F. Pinkerton, III
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

       November 9, 2001                    /s/ DAVID S. GINO
                                          --------------------------------------
                                           David S. Gino
                                           Vice President of Finance and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

                               Active Power, Inc.

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

  3.2* Amended and Restated Bylaws (filed as Exhibit 3.2 to the IPO Registration Statement)

  4.1* Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to the IPO Registration Statement)

 10.20+         Distributor Agreement between Powerware Corporation and Active
                Power, Inc.

 10.21+ Master Sourcing Agreement between General Electric Company (through its Digital Energy business unit) and Active Power, Inc.


--------
*Incorporated by reference to the indicated filing
+Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(b) During the fiscal quarter ended September 30, 2001, Active Power did not file any current reports on Form 10-Q.