Form 10-K
period 2001-12-31
ACTIVE POWER INC
filed 2002-03-15
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 000-30939

ACTIVE POWER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2961657 (I.R.S. Employer Identification No.)

11525 Stonehollow Drive, Suite 110, Austin, Texas 78758
(Address of principal executive offices, including Zip Code)

(512) 836-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share Preferred Share Purchase Rights (Title of each class)	Nasdaq National Market (Name of each exchange on which registered)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          [X]Yes         No

      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 1, 2002, as reported on the Nasdaq National Market, was approximately $135,884,651 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock).

      As of March 1, 2002, the Registrant had 40,878,426 outstanding shares of Common Stock.

Documents Incorporated by Reference:
(Specific pages incorporated are indicated under the applicable Item herein)

Incorporated by Reference in Part No.
Our proxy statement filed in connection with our 2002 Annual Meeting of Stockholders	III

Active Power, Inc.

      Unless otherwise indicated, "we," "us," "our," and "Active Power" mean Active Power, Inc., including our predecessor Texas corporation. We own the trademarks CLEANSOURCE and MAKING ELECTRICITY BETTER. All other trademarks, tradenames or service marks referred to in this document are the property of their respective owners. References in this document to "$" or "dollars" are to United States of America currency.

Note on Incorporation by Reference

      Throughout this report, various information and data are incorporated by reference to portions of our 2002 Proxy Statement. Any reference in this report to disclosures in our 2002 Proxy Statement shall constitute incorporation by reference of that specific material into this Form 10-K.

i

Special Note Regarding Forward-Looking Statements

      This document contains forward-looking statements that involve substantial risks and uncertainties, such as statements concerning:

  strategic relationships with third parties;

  customer demand for our products;

  growth and future operating results;

  developments in our markets and strategic focus;

  expansion of our product offerings;

  customer benefits attributable to our products;

  potential acquisitions and joint ventures and the integration of acquired businesses;

  technologies and operations;

  industry trends; and

  future economic, business and regulatory conditions.

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

ii

PART I

Item 1.    BUSINESS.

Overview

      We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today's digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. Leveraging our expertise in this technology and in conjunction with Caterpillar, the leading maker of engine generators for the power reliability market, we have developed a battery-free power quality system that is marketed under the Caterpillar brand name. As an extension to our existing products we are broadening our product offerings and expanding our available market by developing additional power quality systems to address customer needs at both higher and lower power levels.

Industry Background

Power Requirements of Today's Digital Economy

      The worldwide demand for high quality electricity has been increasing rapidly in recent years, driven in large part by growth in the use of computers, the Internet, on-line transactions and other sensitive, semiconductor chip controlled equipment. The demand for high quality electricity exists across many industries and businesses, ranging from digital broadcasting stations to plastic extrusion facilities to tire manufacturers. Industry sources have estimated that the share of all U.S. electricity consumed by computer-based microprocessors is 13% and that within the next two decades up to 50% of the nation's electricity supply may support the direct and indirect needs of the Internet.

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

      The recent terrorist acts in New York and Washington D.C. and other highly publicized power disturbance events have highlighted the increasing likelihood of costly interruptions and the need to seek continuous electric power protection. Power disturbances are a significant concern for everything from the computers used in modern commercial and industrial processes to telecommunications equipment. Leaving these devices unprotected from disturbances can have significant and negative impacts on the power user. A 2001 study by the Electric Power Research Institute estimated that electric power problems annually cost U.S. industry between $119 and $188 billion in lost data, material and productivity. Even the loss of quality power for one second at a semiconductor manufacturing plant can result in the loss of millions of dollars. As the digital economy grows, avoiding network and equipment downtime due to power-related problems will become even more important.

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

      The following diagrams depict a conventional UPS and CPS:

Limitations of Conventional UPS and CPS

      Conventional battery-based UPS and CPS devices have evolved out of a makeshift combination of diesel engines, generators, automobile batteries and UPS electronics. We believe that this patchwork approach to UPS and CPS has resulted in systems that are less efficient, less reliable and more expensive than they could be otherwise. The lead-acid batteries that provide ride-through, or temporary, power for the UPS and CPS, are viewed as the most unreliable and most costly element of conventional power quality and reliability solutions. Lead-acid batteries have numerous problems, including:

    Reliability

  Relatively high failure rate — Batteries are prone to heat buildup and acid leaks that lead to battery failure;
  Limited life based on usage — When batteries are repeatedly used at close to their maximum power output, their power output capacity can rapidly decrease, reducing the batteries' effectiveness over time;

    Cost

  Frequent replacement required — Regardless of usage, batteries have a limited useful life and must be replaced every 2 to 6 years, depending upon the type of use, environment and other factors;
  High maintenance — Batteries must be regularly inspected, generally every three months, to detect problems. Batteries also require periodic testing to determine their power output capacity, which degrades over time;
  Bulky — Generally, multiple batteries forming banks or strings must be used to support UPS functions. They also must be spaced apart to prevent uncontrolled heating. Batteries therefore consume valuable space which otherwise could be allocated to revenue generating equipment;
  Temperature sensitivity—Unless cooled by costly air conditioning systems, battery life will rapidly degrade

    Environmental

  Toxicity — Batteries contain toxic materials such as lead and sulfuric acid; and
  Disposal — State and federal environmental regulations governing battery disposal are rigorous and costly.

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

Active Power's Products – Making Electricity Better®

      Rather than adopt conventional approaches to power quality systems, we design new solutions specifically for the power quality market. As a result, we believe that we create products that are less expensive, more efficient and more reliable than other systems presently available.

CleanSource® DC

      CleanSource DC is the first commercially viable, non-chemical replacement for lead-acid batteries used for short-term power in power quality installations. As opposed to the chemical energy stored by batteries, our patented flywheel energy storage system stores kinetic energy by spinning constantly in a patented low-friction environment. When the UPS electronics detect a power disturbance, CleanSource DC draws upon the power stored as kinetic energy in the flywheel to generate back-up power. Our CleanSource flywheel energy storage system is compact, quiet and has demonstrated field proven reliability.

      CleanSource DC can run in conjunction with or can replace battery strings used in UPS and CPS systems and can replace the batteries now used with fuel cells and microturbines to meet peak power demands. This system is available in a variety of delivered power ratings up to 500 kW per flywheel system. We also can configure the units in parallel to achieve higher power. CleanSource DC has been designed for much longer service intervals and more extreme environments than typical lead-acid battery installations. Our first CleanSource DC unit was placed in service in March 1997. In September 2001 we commercially launched the CleanSource2 DC. The CleanSource2 DC has a much faster recharge time, a reduced part count and uses a common platform to the Cat UPS. Our installed CleanSource DC and CleanSource2 DC units have accumulated over 1.2 million hours of field operation.

CleanSource® UPS

      Building on the technological success of CleanSource DC, we created a battery-free UPS, CleanSource UPS, which is the primary focus of our current sales efforts. Historically, a UPS is created by coupling together two components—a string or strings of batteries and control electronics. CleanSource UPS integrates UPS electronics and our flywheel energy storage system into a single power quality solution. Our installed CleanSource UPS units have accumulated over 576,000 hours of field operation.

      The CleanSource UPS design takes advantage of the many component similarities between CleanSource DC and standard UPS electronics. Each system requires power conversion electronics, fans for cooling, a frame for structural support, a user display with data reporting capability, and other overlapping functions. By combining these functions into a single system, as shown in the figure below, we can provide a highly reliable power quality solution while achieving significant cost savings.

      Due to its unique design, CleanSource UPS can be competitively priced versus the installed cost of a conventional battery-based UPS. Due to its high efficiency and long service life, we believe that the total cost of ownership of CleanSource UPS, which includes the purchase price, installation, maintenance and energy costs accumulated over a ten year period, is less than half of that of conventional battery-free systems. In conjunction with Caterpillar, we designed CleanSource UPS to be compatible with new and installed standby generators, extending their application to CPS. As of the end of 2001, we are currently delivering CleanSource UPS units that span the power range from 250kVA up to 900kVA.

      Future Products.    We are currently engaged in two new product initiatives. The first new product line is an extension of the existing CleanSource UPS product line and is being developed in conjunction with Caterpillar. The product line will include a high power electronics platform that can expand the power rating of the current Caterpillar UPS line to 2.4 MW. This initiative will also include a variable speed constant frequency (VSCF) system, which allows a genset to produce more power for a given engine size while also increasing fuel efficiency. We expect to release these new products in early 2003.

      The second new product development is a product platform in the 150kVA power range. This new platform will include power conditioning and battery-free energy storage elements, and we expect to launch the first product within this family later this year.

Our Business Strategy

      Our goal is to become a leading supplier of power quality and reliability equipment. Key elements of our strategy include:

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

Leverage Our Core Technologies to Develop Next Generation Products

      We intend to continue to use our expertise in advanced electromechanical technologies, combined with an integrated solutions approach, to create innovative products that lower the cost and increase the quality of electric power. We intend to expand our product line to meet customer needs at both higher and lower power levels, and are currently developing a new electronics platform that will increase the power output and fuel efficiency of distributed generation systems.

Distribute and Market our Existing Products through Established OEM Channels

      We believe that working with leading original equipment manufacturers, or OEMs, enables us to rapidly introduce our products into established customer and dealer networks and promote the adoption of new technologies. To date, our most important OEM relationship is with Caterpillar, a worldwide distributor of the CleanSource UPS product line. Additionally, we have consolidated the domestic distribution of our CleanSource DC product with a leading UPS OEM, Powerware Corporation, a business unit within Invensys plc.

Leverage Our Relationship with Caterpillar to Achieve Rapid Market Penetration

      We believe that our distribution agreement with Caterpillar allows us to rapidly penetrate the power quality and reliability market through Caterpillar's worldwide network of over 200 dealers and over 1,500 branch outlets. A portion of Caterpillar's large installed base of over 300,000 gensets also provides a significant retrofit opportunity by converting installed standby systems to CPS with the addition of our CleanSource UPS. Our relationship with Caterpillar should enhance our credibility among the generally conservative customers within the power quality and reliability market. We will continue to examine additional ways to leverage our relationship with Caterpillar, such as the use of dedicated UPS salespeople, or developing cooperative marketing programs with dealers in key areas of the country where backup power equipment is in most demand.

Outsource Components to Rapidly Scale Manufacturing

      We intend to continue to outsource as many non-proprietary hardware and electronics components as possible by maintaining and building on multiple supplier relationships so that we can respond quickly to significant quantity increases. We intend to internally focus on the final assembly and testing of our products, decreasing production cycle times and increasing volume production capability.

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

Market Opportunities

      The Electric Power Research Institute estimates that power disturbances cost U.S. businesses between $119 and $188 billion each year. According to industry sources, in 1999 businesses spent in excess of $11.0 billion globally on power quality and reliability products in an attempt to reduce these losses. Our current products, CleanSource DC and CleanSource UPS, are targeted at the $5.9 billion market for UPS. We believe that our products are superior alternatives to conventional UPS and CPS products and should be able to penetrate this growing segment of the power quality industry. With future products, we anticipate that we will be able to compete in most segments of this market.

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

      Commercial Facilities.    Many commercial facilities such as office buildings, hospitals, broadcast TV, and government facilities now have a large number of computers or servers. Historically, these businesses and their personal computer networks have been unprotected from power disturbances or have only been spot-protected with a small PC UPS under each person's desk. A single CleanSource UPS system can protect as few as 200 PCs more cost effectively than many small PC UPS products.

      Telecommunications Market.    To ensure uninterrupted service, reliable backup power is critical for wireless base stations, remote switching centers and broadband communications such as fiber-to-cable and DSL distribution. This market for back-up telecommunications power systems represented approximately $4.0 billion in 2000. Conventional CPS systems currently satisfy market demand using a combination of gensets, lead-acid batteries and power electronics. We are currently in the early stage of developing products to address the market's needs.

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

      Distributed Generation.    Fuel cells, gensets and microturbines, which allow users to bypass the electric utility grid by generating power locally, represent potential markets for our CleanSource products. These distributed generation technologies currently cannot respond effectively to rapid changes in electric power demands, or loads, due to their slow response capability. CleanSource DC can absorb sharp peaks in electrical demand, allowing a relatively expensive microturbine, genset or fuel cell to be sized for the average power requirement of the customer. This combination provides a cost competitive alternative to sizing the fuel cell, genset or microturbine to handle both peak and average electrical demands. In addition, CleanSource UPS can seamlessly transfer a customer load from electric utility grid power to fuel cell, genset or microturbine standby power in the event of a utility outage.

      We are also working on a VSCF system, which will allow a genset to more efficiently use the power produced by a given engine, while also improving its fuel efficiency. We expect to release products with the VSCF technology in early 2003.

Our Relationship with Caterpillar

      We have established a strategic relationship with Caterpillar, granting Caterpillar the world wide right to distribute CleanSource UPS, which is marketed as "Cat® UPS." Caterpillar is a market leader in new genset sales and has the largest installed base of existing standby generators in the world. By offering the Cat UPS with a standby genset, Caterpillar can transform a standby power system into a CPS. The combined solution reduces maintenance cost and increases reliability relative to traditional CPS products. Moreover, because Caterpillar's product line now includes both a UPS and a genset, Caterpillar is now selling, installing and servicing a complete CPS under a single brand name. We believe that this total solution gives both Caterpillar and us a significant competitive advantage in the power quality market. Through Caterpillar's worldwide dealership and sales force network and its market reputation, we believe that we will be able to rapidly penetrate the market for our products.

      UPS Development Agreement.    We entered into a development agreement with Caterpillar in January 1999 for the creation and distribution of Cat UPS marketed under the Caterpillar brand name. Under the development agreement, Caterpillar provided $5.0 million in funding to support the development of Cat UPS. As an extension of this agreement, Caterpillar in 2001 agreed to provide another $5.0 million in funding for the development of a high power electronics platform that will complement the Cat UPS, and for VSCF technology that will enhance the performance of the genset. Development of this new product line is underway, with product shipments expected to commence in 2003.

      While we retained sole ownership of the underlying flywheel energy storage technology, we jointly own with Caterpillar intellectual property associated with the integration of UPS electronics with CleanSource DC. Caterpillar or we may license to other entities the intellectual property that we jointly own without seeking the consent of the other and the licensing party will solely retain all licensing revenue generated by licensing the joint intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007.

      Distribution Agreement.    We also have a distribution agreement with Caterpillar. During 2000 and 2001, we received approximately 96% and 87%, respectively, of our product revenue from Caterpillar and its dealer network under this agreement. The principal provisions of this agreement are summarized below:

  Caterpillar has semi-exclusive worldwide rights to distribute Cat UPS under the Caterpillar brand name;
  As long as Caterpillar meets minimum semi-annual sales requirements, we will not sell Cat UPS to specifically identified competitors of Caterpillar until January 1, 2007 or the termination of the distribution agreement; and
  We will provide Caterpillar the same warranty Caterpillar provides its customers procuring electric power generation products (one year from delivery).

      Caterpillar may continue to distribute Cat UPS until January 1, 2007. At such time the agreement will continue for additional six-month periods unless either party provides to the other, within ninety days of the end of a period, written notice of its decision not to renew the distribution agreement. The agreement may also be terminated by Caterpillar if we fail to cure any material breach by us, if the Cat UPS we manufacture consistently and materially fails to meet our published specifications, or if we substantially and continuously fail to meet agreed shipment dates for products ordered by Caterpillar. Finally, either party may terminate in the event of a change in control of the other.

Our Relationship with Powerware

      We have consolidated the distribution channels for our CleanSource2 DC product by establishing a strategic relationship with Powerware. We granted Powerware the semi-exclusive right to distribute the CleanSource2 DC product in North America. Powerware is a global leader in power systems technology and has a broad range of UPS products and services available worldwide. Powerware will sell and service the CleanSource2 DC product with its uninterruptible power systems, delivering an integrated battery-free power solution. Through Powerware's well established sales and service network, we believe that we will be able to more rapidly penetrate the market opportunity for battery-free power quality solutions and provide quality service to our end use customers.

      Distribution Agreement.    We have a distribution agreement with Powerware for the CleanSource2. This agreement was entered into on August 28, 2001, and has an initial term lasting through March 31, 2003. The principal provisions of this agreement are summarized below:

  Powerware has semi-exclusive North America distribution rights to the CleanSource2 DC with branding and marketing being joint between Powerware and Active Power;
  Powerware has committed to minimum levels of spending in marketing and sales to launch the product;
  Powerware's global service force will service the CleanSource2 DC units;
  Powerware's price from Active Power is volume dependent; and
  We will provide Powerware the same warranty Powerware provides its customers procuring power systems products.

      The agreement provides for renewal terms of one year based on performance under the agreement and allows either party to terminate with 60 days notice prior to the expiration of the initial term or any renewal term.

Sales, Marketing and Support

Sales and Marketing

      In the power quality industry, we believe that partnering with established companies with significant relationships and service capabilities enables us to promote the rapid adoption of our current products that otherwise would take significantly longer for wide acceptance. Our sales activity has focused principally on OEM adoption of our products through extensive OEM testing, product qualification and early product placement with select end users. We believe that focusing on product acceptance and support from OEMs provides the greatest opportunity for market penetration and sales growth with minimal resources. We employ a small, geographically dispersed sales force to develop leads and educate our OEM customers in their sales efforts. With our future product offerings, we intend to evaluate all distribution opportunities in an effort to maximize product acceptance and long-term product margin.

      Our marketing efforts are currently geared toward developing and sustaining key relationships with OEMs, participating in tradeshows to promote and launch our products, and training for the salespeople within the OEM channels. We also work with OEM partners on promotional activities such as advertising development, direct mail and telemarketing strategies. We use our marketing resources to stimulate end user sales through trade press articles, participation in industry conferences and limited direct mail to specific power quality customers.

Service and Support

      We continue to transition the primary service and maintenance of our products from our own service personnel to the OEMs who sell our current product offerings. We believe that this will reduce the need for a large end user support organization by enabling our OEMs to provide installation, service and primary support to their customers. Our service personnel will remain as a back-up for difficult situations or where no trained personnel are immediately available and will support initial applications of these products. Our customer service and support organization also provides comprehensive and on-going training programs to our OEM customers.

Our Customers

      Our primary customers are OEMs. To date, our most significant OEM is Caterpillar, which distributes CleanSource UPS under its brand name. We also recently entered into a semi-exclusive arrangement with Powerware to distribute our CleanSource2 DC product and expect this relationship to accelerate the volume of CleanSource2 DC units sold. We intend to continue to evaluate selected development and distribution partnerships to develop and distribute our future products into selected markets and achieve rapid market penetration.

      End use industries for our products include plastics manufacturers, hospitals, credit card processors, advanced data centers, broadcasters, semiconductor manufacturers, pharmaceutical manufacturers, and electric utilities.

      During 2000 and 2001, Caterpillar and its dealer network accounted for 96% and 87%, respectively, of our total revenue. No other customer accounted for more than 1% of our revenue during 2000, or for more than 7% during 2001. Due to Caterpillar's semi-exclusive CleanSource UPS distribution rights, we anticipate that revenue from Caterpillar will comprise a majority of our revenue in 2002.

Technology

Flywheel Energy Storage System

      Our patented flywheel energy storage system stores kinetic energy — energy produced by motion — by spinning a compact rotor constantly in a low-friction environment. When the user requires short-term back-up power — i.e., when the electric power used to spin the flywheel fluctuates or is lost — the wheel's inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity for short periods. We believe that, relative to other energy storage alternatives, our system provides high quality, reliable power at the lowest cost.

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

The CleanSource Family of Products

      Our unique flywheel energy storage system device is being used in our two currently offered products: CleanSource2 DC and CleanSource UPS. The CleanSource UPS design takes advantage of the many component similarities between the CleanSource DC and a traditional UPS system. Both products require power conversion electronics, fans for cooling, a frame for structural support, telemetry, data reporting, a user display and other overlapping functions. By combining these functions into a single system, we achieved significant cost efficiencies.

      The UPS electronics we use in the CleanSource UPS product line are the latest in power semiconductor devices, using highly reliable and efficient insulated gate bipolar transistors. This results in an efficient, highly responsive power conditioning system that can protect sensitive customer power requirements from even the briefest of electric power anomalies. Tightly integrating these power electronics with our flywheel energy storage system results in an efficient, compact and cost effective UPS system.

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

Research and Development

      We believe that our research and development efforts are essential to our ability to successfully deliver innovative products that address the needs of our customers as the market for power quality products evolves. Our research and development team works closely with our marketing and sales team and OEMs to define product requirements to address the specific needs of the power quality market. Our research and development expenses were $4.4 million, $9.9 million and $14.9 million in 1999, 2000 and 2001, respectively. We anticipate maintaining significant levels of research and development expenditures in the future, although our research and development expenses should decrease as a percentage of sales revenue as sales volume increases. At December 31, 2001, our research, development and engineering team consisted of 81 engineers and technicians.

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

      We have engaged most of our suppliers in long-term agreements, but currently purchase most of our components on a purchase order basis. Although we use standard parts and components for our products where possible, we purchase a particular type of power module from Semikron International and a microprocessor from Motorola, both of whom are single source suppliers. We and our power module supplier currently maintain buffer stocks, and our microprocessor demand is covered by purchase orders for the next two quarters. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components. We believe that we maintain enough inventory of the Motorola microprocessor to allow us to design a substitute microprocessor if we are no longer able to purchase the microprocessor from Motorola.

      We have substantially expanded our manufacturing facilities and capacity in order to support our projected volume demand for our products. Although economic conditions and business levels during the second half of 2001 were slower than what is necessary for us to fully utilize our new facilities, we believe a healthier economy in 2002 and beyond will justify our increased capacity.

Proprietary Rights

      We rely on a combination of patents and trademarks, as well as confidentiality agreements and other contractual restrictions with employees and third parties, to establish and protect our proprietary rights. We have filed over 35 patent applications before the United States Patent and Trademark Office, 30 of which have issued into patents. Additionally, we have made a concerted effort to obtain patent protection abroad for Active Power's technology by continuing to file patent applications in Europe and Asia. Our patent strategy is critical for preserving our rights in and to the intellectual property embodied in our CleanSource product line. As a manufactured, tangible device that is sold rather than licensed, the CleanSource product line does not qualify for copyright or trade secret protection. To enforce our ownership of such technology, we principally rely on the protection obtained through the patents we own, as well as state unfair competition laws. We intend to aggressively protect our patents, which would include bringing legal actions if we deem it necessary.

      We own the registered trademarks CLEANSOURCE and MAKING ELECTRICITY BETTER in the United States and have applied for a trademark on our name and logo. All other trademarks, service marks or trade names referred to in this document are the property of their respective owners.

Competition

      The power quality and power reliability markets are intensely competitive. The principal bases of competition are system reliability, availability, cost, including initial cost and total cost of ownership, and OEM endorsement and brand recognition.

      Our CleanSource DC product competes with makers of lead-acid batteries and groups that are developing their own battery-free technologies for UPS applications. Substantially all of the sales of DC product for UPS applications are comprised of lead-acid batteries rather than battery-free technologies, such as CleanSource DC. Of the makers of battery-free products, Piller and Accumetrics are the only companies currently offering flywheel energy storage systems that directly compete with the CleanSource DC. The Piller flywheel is only available with Piller's proprietary UPS system. In the 500 kW and under power range, we believe that we have a substantial majority of the installed base of flywheel products. In the overall flywheel market, we believe that Piller and we each have approximately half of the installed flywheel units. Examples of other technologies potentially competitive with CleanSource DC include high-speed composite flywheels, ultra capacitors and superconducting magnetic energy storage. To date, however, we believe that none of these technologies has achieved a sufficient presence in our market to be considered a competitor.

      The CleanSource UPS as distributed by Caterpillar competes with UPS manufacturers such as Powerware, Liebert and MGE UPS Systems, some of whom also are CleanSource DC distributors. When sold in conjunction with a standby generator, the CleanSource UPS competes with battery-free systems from Piller, Hitec and EuroDiesel. While CleanSource UPS is a new product and we therefore have not sold a significant number of units, we believe that the high efficiency, broad power range and compact footprint of the CleanSource UPS, coupled with Caterpillar's brand recognition and support, will allow us to compete successfully with these alternatives.

Employees

      At December 31, 2001, we had 232 employees, with 81 engaged in research, development and engineering, 95 in manufacturing, 25 in sales, 5 in marketing and customer support, and 26 in administration, information technology and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Risk Factors That May Affect Future Results

      In addition to the other information in this Form 10-K, the following factors should be considered in evaluating Active Power and our business. These factors include, but are not limited to the potential for significant losses to continue; inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; overall market performance; a slowing global economy; limited product lines; inability to manufacture products of the quality necessary to be accepted in the power quality market; inability to expand our distribution channels; our dependence on our relationship with Caterpillar; inability to successfully integrate new OEM channel partners; competition; delays in research and development; inability to increase sales volumes to fully utilize our increased manufacturing capacity; inventory risks; risks of delay or poor execution from a variety of sources; limited resources; dependence upon key personnel; inability to protect our intellectual property rights; potential future acquisitions; and the volatility of our stock price. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

We have incurred significant losses and anticipate losses for the next several quarters.

      We have incurred operating losses since our inception and expect to continue to incur losses for the next several quarters. As of December 31, 2001, we had an accumulated deficit of $80.7 million. To date, we have funded our operations principally through the sale of our stock, our product revenue and $6.0 million in development funding payments from Caterpillar. We will need to generate significant additional revenue to achieve profitability, and we cannot assure you that we will ever realize additional revenue at such levels. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we expect to continue to incur losses.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenue and may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

      We have generated a total of $28.4 million in product revenue since January 1, 1998, and we have sold approximately 540 CleanSource DC and Cat UPS products. We are uncertain whether our products will achieve market acceptance such that our revenues will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. Further, we have expanded our staff and facilities and increased our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, we will incur significant losses.

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

  the ongoing need for short-term power outage protection in traditional UPS systems;
  the uncertainty regarding the adoption of our current and future products, including our recently introduced Cat UPS and CleanSource2 DC products, as well as our other products, which are currently under development; and
  the rate of growth of the markets for our products.

Our business is dependent on the market for power quality products and the health of the overall economy, and if this market does not expand as we anticipate, if alternatives to our products are successful, or if the downturn in the economy continues to limit capital spending, our business will suffer.

      The market for power quality products is rapidly evolving and it is difficult to predict its potential size or future growth rate. Most of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, may be reluctant or slow to adopt a new approach. Moreover, our products are alternatives to existing UPS and battery-based systems and may never be accepted by our customers or may be made obsolete by other advances in power quality technologies. Improvements may also be made to the existing alternatives to our products that could render them less desirable or obsolete. Furthermore, our business depends on capital expenditures by organizations, which tend to decrease when the U.S. or global economy slows. Our business has suffered during the recent economic slowdown, and will continue to suffer if the slowdown continues.

We have limited product offerings, and our success depends on our ability to develop in a timely manner new and enhanced products that achieve market acceptance.

      We have only one principal product that has any significant operating history at customer sites, CleanSource DC, and we have only recently introduced our CleanSource2 DC and Cat UPS products. To grow our revenue, we must rely on Powerware and Caterpillar to successfully market our CleanSource2 DC and Cat UPS products, respectively, and we must develop and introduce to the market new products and product enhancements in a timely manner. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance. This would substantially impair our revenue prospects.

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

      If our relationship with Caterpillar is not successful, or if Caterpillar's distribution of our Cat UPS product is not successful, our business and revenue could suffer. Pursuant to a development agreement, Caterpillar has provided us with $6.0 million in funding through December 31, 2001, to support the development of our Cat UPS product and other development efforts. In exchange for this payment, Caterpillar received co-ownership of the proprietary rights in this product. Either Caterpillar or we may license to other entities the intellectual property that we jointly own without seeking the consent of the other and the licensing party will solely retain all licensing revenue generated by licensing this intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. Caterpillar may terminate this agreement at any time by giving us 90 days' advance written notice. We also have a distribution agreement with Caterpillar. During 2000 and 2001, our business level with Caterpillar and its dealer network accounted for 96% and 87% of our product revenue, respectively. Pursuant to the distribution agreement with Caterpillar, they are the exclusive distributor, subject to limited exceptions, of our Cat UPS product. Caterpillar is not obligated to purchase any Cat UPS units.

We depend on a limited number of OEM customers for the vast majority of our revenue and service and support functions. The loss or significant reduction in orders, or the failure to provide adequate service and support to the end users of our products, from any key OEM customer, particularly Caterpillar and Powerware, would significantly reduce our revenue.

      We rely on OEMs as a primary distribution channel because they are able to sell our products to a large number of end user organizations. We further rely on our OEMs to provide service and support to the end users of our products because they have the experience and personnel to perform such activities. We believe that the use of OEM channels will enable our products to achieve broad market penetration, while we devote a limited amount of our resources to sales, marketing and customer service and support. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers, primarily Caterpillar. For example, in 2000 and 2001, our volume of business with Caterpillar and its dealer accounted for 96% and 87% of our product revenue, respectively. Therefore, the loss of our key OEM customer, Caterpillar, or a significant reduction in sales to Caterpillar and its dealers, would significantly reduce our revenue. We have granted Caterpillar semi-exclusive worldwide rights to distribute our Cat UPS product, provided that they meet minimum annual sales requirements. We have also granted Powerware semi-exclusive distribution rights to our CleanSource2 DC product in North America. These restrictions will further increase our dependence upon Caterpillar and Powerware. However, neither Caterpillar nor Powerware is obligated to purchase any Cat UPS or CleanSource2 DC units, respectively, under these agreements.

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

We have expanded our manufacturing facility based on our forecasted sales volumes in the future. If we do not achieve these forecasted sales volumes, we will underutilize our manufacturing capacity and our business will suffer.

      We recently completed a 127,000 square foot facility used for manufacturing and testing our three-phase product line, including the Cat UPS and CleanSource2 DC products. In order for us to fully utilize the capacity of the facility and spread out its associated overhead, we must achieve significantly higher sales volumes. If we do not reach our forecasted sales volumes, our revenues will suffer as will our ability to reach profitability.

Quality problems relating to one or more of our new or existing products could negatively impact the market's acceptance of our products and cause us to miss our revenue goals.

      Because of the nature of the power quality and reliability market, quality problems attributable to the CleanSource2 DC or Cat UPS product lines could significantly affect the market's perception of our technology and slow or limit their acceptance. This would substantially impair our revenue prospects. Moreover, quality problems for our product lines could cause us to delay or cease shipments of products, or recall products, thus impairing our revenue or cost targets.

We are subject to increased inventory risks and costs because we outsource the manufacturing of components of our products in advance of binding commitments from our customers to purchase our products.

      To assure the availability of our products to our OEM customers, we outsource the manufacturing of components prior to the receipt of purchase orders from OEM customers based on their forecasts of their product needs. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue for such products until the product is shipped to the OEM. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. As demand for our products may not materialize, this product delivery method subjects us to increased risks of high inventory carrying costs, obsolescence and excess, and may increase our operating costs. In addition, we may from time to time make design changes to our products, which could lead to obsolescence of inventory.

We depend on sole source and limited source suppliers for certain key components, and if we are unable to buy these components on a timely basis, our delayed ability to deliver our products to our customers may result in reduced revenue and lost sales.

      We purchase a power module and a microprocessor for our products from sole sources. As a result, if our suppliers receive excess demand for their products, we may receive a low priority for order fulfillment as large volume customers will receive priority. If we are delayed in acquiring components for our products, the manufacture and shipment of our products also will be delayed. We are, however, trying to enter into long-term agreements with our sole suppliers and other key suppliers, using a rolling sales volume forecast to stabilize component availability. Our power module supplier currently maintains a buffer stock and, our microprocessor demand is covered by purchase orders for the next two quarters. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components. Some of these delays may be substantial. As a result, we purchase these components in large quantities to protect our ability to deliver finished products. If we overestimate our component requirements, we may have excess inventory, which will increase our costs. If we underestimate our component requirements, we will have inadequate inventory, which will delay our manufacturing and render us unable to deliver products to customers on scheduled delivery dates. If we are unable to obtain a component from a supplier or if the price of a component has increased substantially, we may be required to manufacture the component internally, which will result in delays. Manufacturing delays could negatively impact our ability to sell our products and could damage our customer relationships.

We depend on key personnel to manage our business and develop new products in a rapidly changing market, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and sell our products could be impaired.

      We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. In particular, due to the relatively early stage of our business, we believe that our future success is highly dependent on Joseph F. Pinkerton, III, our founder, chairman of the Board and chief executive officer, to provide continuity in the execution of our growth plans. While we have severance arrangements in place with Mr. Pinkerton and with David S. Gino, our chief operating officer and chief financial officer, we do not have long-term employment agreements in place with any of our employees. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

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

  cease selling our products that use the challenged intellectual property;
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
  potential disruption of our ongoing business and distraction of our management;
  difficulties in retaining business relationships with suppliers and customers of the acquired companies;
  difficulties in coordinating and integrating overall business strategies, sales and marketing, and research and development efforts;
  the maintenance of corporate cultures, controls, procedures and policies;
  risks associated with entering markets in which we lack prior experience; and
  potential loss of key employees.

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

Provisions in our charter documents and of Delaware law, and provisions in our agreements with Caterpillar, could prevent, delay or impede a change in control of our company and may depress the market price of our common stock.

      Provisions of our certificate of incorporation and bylaws could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable. We also are subject to the anti-takeover laws of the State of Delaware, which may further discourage, delay or prevent someone from acquiring or merging with us. In addition, our agreement with Caterpillar for the distribution of CleanSource UPS provides that Caterpillar may terminate the agreement in the event we are acquired or undergo a change in control. The possible loss of our most significant customer could be a significant deterrent to possible acquirors and may substantially limit the number of possible acquirors. All of these factors may decrease the likelihood that we would be acquired, which may depress the market price of our common stock.

Our stock price may be volatile.

      Since our IPO in August 2000, we have experienced significant volatility in our stock price. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

  actual or anticipated fluctuations in our operating results;
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
  the loss of one or more key OEM customers; and
  departures of key personnel.

Terrorist attacks have contributed to economic instability in the United States; continued terrorist attacks, war or other civil disturbances could lead to further economic instability and depress our stock price.

      On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the global financial markets, and have contributed to volatility in the stock prices of United States publicly traded companies, such as Active Power. These attacks may lead to armed hostilities or to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States and could have a material adverse effect on our business, financial condition and operating results.

Item 2.    PROPERTIES.

      As of December 31, 2001, our corporate headquarters facility, which houses our administrative, advanced development, engineering, information systems, marketing, sales and service and support groups, consists of approximately 27,550 square feet in Austin, Texas. We lease our corporate headquarters facility pursuant to a lease agreement that expires in March 2003. Our manufacturing facility of approximately 105,000 square feet is also located in Austin, Texas. Our manufacturing facility will increase to approximately 127,000 square feet by the end of the lease term in May 2005. The total monthly lease payments due under all our facility leases are approximately $116,000. Our total monthly lease payments will increase to approximately $126,000 when we initially occupy the entire facility.

Item 3.    LEGAL PROCEEDINGS.

      We are not party to any legal proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      We did not submit any matters to the vote of our stockholders during the fourth quarter of fiscal 2001.

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our common stock has been quoted on the Nasdaq National Market under the symbol "ACPW" since our initial public offering on August 7, 2000. Prior to the initial public offering, there had been no public market for our common stock. The following table lists the high and low per share closing sales price for our common stock as reported by the Nasdaq National Market for the periods indicated:

	High	Low
Fiscal Year Ended December 31, 2001
First Quarter	$29.06	$17.13
Second Quarter	$29.95	$15.50
Third Quarter	$16.17	$4.00
Fourth Quarter	$6.87	$4.64
Fiscal Year Ended December 31, 2000
Third Quarter (from August 7, 2000)	$79.75	$17.00
Fourth Quarter	$63.50	$12.75

      As of March 1, 2002, there were 40,878,426 shares of our common stock outstanding held by 836 stockholders of record.

      We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

      During the fourth quarter of 2001, we issued an aggregate of 115,696 shares of our common stock pursuant to exercises of stock options that were granted prior to August 7, 2000 with exercise prices ranging from $0.07 to $1.97 per share. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder and appropriate legends were affixed to the share certificates issued in each such transaction.

      On December 13, 2001, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock. The dividend was paid on December 26, 2001 to the stockholders of record at the close of business on that date. Each right entitles the registered holder to purchase from the Company one unit consisting of one one-thousandth of a share of its Series A Junior Participating preferred stock of the Company, at a price of $40.00 per unit.

      The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender or exchange offer which results in a person owning 15% or more of the Company's common stock. The Company will generally be entitled to redeem the rights at $0.01 per right at any time until 10 days, subject to extension, after a public announcement that a 15% position in the Company's common stock has been acquired. The Rights expire on December 26, 2011. For a more complete description of the terms of the rights, please see the rights agreement, dated as of December 13, 2001 by and between the Company and Equiserve Trust N.A., as rights agent, filed as an exhibit to Company's Current Report on Form 8-K dated December 13, 2001.

Item 6.     SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA

      The following tables set forth our selected financial data. The data for the three years ended December 31, 2001, 2000, and 1999 have been derived from the audited financial statements appearing elsewhere in this document. The data for the years ended December 31, 1998 and 1997 have been derived from audited financial statements not appearing in this document. You should read the selected financial data set forth below in conjunction with our financial statements and the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information appearing elsewhere in this document.

Results of Operation:

	Year ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Revenues:
Product revenue	$21,562	$4,872	$1,047	$915	$138
Development contract	1,000	—	5,000	—	—
Total revenue	$22,562	$4,872	$6,047	$915	$138
Operating expenses:
Cost of product revenue	25,796	7,966	3,006	1,238	158
Cost of development contract	283	—	2,935	—	—
Research, development and engineering	14,930	9,864	1,506	4,045	2,598
Selling, general & administrative	11,684	6,205	3,972	1,925	1,264
Amortization of deferred stock compensation	4,003	6,692	1,631	—	—
Total operating expenses	56,696	30,727	13,050	7,208	4,020
Operating loss	(34,134)	(25,855)	(7,003)	(6,294)	(3,882)
Interest income/expense, net	6,190	4,363	421	305	144
Change in fair value of warrants with redemption rights	—	(1,562)	(3,614)	—	—
Other income (expense)	(18)	(50)	8	10	—
Net loss	$(27,962)	$(23,104)	$(10,188)	$(5,979)	$(3,738)
Preferred stock dividends, accretion, & conversion	—	19,079	29,660	2,789	826
Net loss to common stockholders	$(27,962)	$(42,183)	$(39,848)	$(8,767)	$(4,564)
Net loss per share, basic & diluted	$(0.70)	$(1.92)	$(3.98)	$(0.90)	$(0.48)
Shares used in computing net loss per share, basic & diluted	39,781,031	21,928,874	10,009,554	9,789,407	9,589,462

Balance Sheet Data:

	Year ended December 31,
	2001	2000	1999	1998	1997
	(thousands)
Cash, cash equivalents and investments	$112,105	$146,209	$26,265	$7,536	$4,340
Working capital	83,060	136,972	26,394	8,008	4,565
Total assets	139,376	156,132	28,366	9,734	5,921
Long-term obligations, less current portion	—	—	—	55	170
Redeemable convertible preferred stock	—	—	54,235	24,575	11,786
Total stockholders' equity	131,730	152,389	(30,338)	(15,524)	(6,742)

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION.

      The following discussion should be read in conjunction with the financial statements appearing elsewhere in this Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Among the important factors which could cause actual results to differ materially include: the potential for significant losses to continue; inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; overall market performance; a slowing global economy; limited product lines; inability to manufacture products of the quality necessary to be accepted in the power quality market; inability to expand our distribution channels; our dependence on our relationship with Caterpillar; inability to successfully integrate new OEM channel partners; competition; delays in research and development; inability to increase sales volumes to fully utilize our increased manufacturing capacity; inventory risks; risks of delay or poor execution from a variety of sources; limited resources; dependence upon key personnel; inability to protect our intellectual property rights; potential future acquisitions; and the volatility of our stock price. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

Overview

      We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today's digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. Leveraging our expertise in this technology and in conjunction with Caterpillar, the leading maker of engine generators for the power reliability market, we have developed a battery-free power quality system, which is marketed under the Caterpillar brand name (Cat UPS). Our products are sold for use in the facilities of companies in many different industries that all share a critical need for reliable, high-quality power, such as plastic manufacturers, semiconductor manufacturers, hospitals, credit card processing centers, broadcasters, advanced data centers, and electric utilities.

      Since 1996, we have focused our efforts and financial resources primarily on the design and development of our CleanSource line of power quality products and on establishing effective OEM channels to market our products. As of December 31, 2001, we had generated an accumulated deficit of $80.7 million and expect to continue to sustain operating losses for the next several quarters. We initially funded our operations primarily through sales of shares of our preferred stock, which have resulted in gross proceeds of approximately $42.6 million. We believe the proceeds from our August 2000 initial public offering, approximately $138.4 million net of commissions and issuance costs, together with cash balances on hand prior to August 2000 will be sufficient to meet our capital requirements through at least the next 24 months. Our cash and investments position at December 31, 2001 was $112.1 million.

      Since our inception, a small number of customers have accounted for the majority of our annual sales. During 1999, our four largest customers accounted for 89% of our sales, with our largest customer, Caterpillar and its dealer network, accounting for 39%. In 2000 and 2001, our business level with Caterpillar and its dealer network grew substantially, accounting for 96% and 87%, respectively, of our revenue due to the commercial introduction of the CleanSource UPS product line. We expect to continue to be dependent on a few OEM customers, primarily Caterpillar, for the majority of our sales for the foreseeable future.

      Since the commercial release of our second generation product line, CleanSource UPS, in May 2000 under the Caterpillar brand name, and a growing market demand for power quality equipment, the demand for our products has increased significantly. To address this growth in demand and to position us for anticipated future growth, we have increased the scale of our operations in the following ways:

  Expanded our manufacturing facilities and added manufacturing personnel to address increases in product demand;
  Increased our personnel levels in product development and engineering to accelerate time to market on new products and enhance existing product lines; and
  Added sales, service and marketing personnel to support our OEM customers and accelerate our other sales efforts.

      Although these efforts have increased our operating expenses, we believe they will enable us to realize significant revenue growth.

Critical Accounting Policies

      The Company believes the following represent its critical accounting policies:

Revenue Recognition

      Active Power recognizes product revenue when title transfers and our obligations are complete, usually when a unit is shipped. Active Power recognizes product revenue related to units shipped for evaluation by the customer at the time of customer acceptance of the unit. Development funding revenue is recognized as we achieve development milestones specified in the respective agreements.

Bad Debt

      Active Power estimates an allowance for doubtful accounts based on factors related to the credit risk of each customer. Credit losses have not been significant to date. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

      Active Power states inventories at the lower of cost or replacement cost, with cost being determined on a standard cost basis, which does not differ materially from actual cost. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Warranty Costs

      The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability may be required.

Results of Operations

Comparison of 2001, 2000, and 1999

      Product revenue.    Product revenue primarily consists of sales of our CleanSource power quality products. Sales increased $16.7 million, or 343%, to $21.6 million in 2001 from $4.9 million in 2000. Sales increased $3.9 million, or 365%, to $4.9 million in 2000 from $1.0 million in 1999. Both the 2001 and 2000 increases are attributable to a growing market acceptance of our products and ramp up in the sales of our CleanSource UPS product line, with initial sales of this new product line beginning in the fourth quarter of 1999. During 2001 we sold 382 of our quarter-megawatt flywheel units versus 118 in 2000 and 24 in 1999.

      Development contract revenue.    Development contract revenue primarily consists of funding paid to Active Power by Caterpillar. In 1999 Active Power and Caterpillar entered into an agreement to develop the Cat UPS. As part of that agreement Caterpillar provided $5 million in funding for the successful completion of several develop milestones. In September 2001 we signed an extension to our development agreement with Caterpillar to expand the Cat UPS product line. The extension calls for an additional $5.0 million in funding upon successful completion of certain development milestones. In December 2001 we completed the first milestone and collected $1.0 million.

      Cost of product revenue.    Cost of goods sold includes the cost of component parts of our product that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, shipping costs, and the costs of manufacturing support functions such as logistics and quality assurance. Cost of goods sold increased $17.8 million, or 223%, to $25.8 million in 2001 from $8.0 million in 2000. Cost of goods sold increased $5.0 million, or 165%, to $8.0 million in 2000 from $3.0 million in 1999. Both the 2001 and 2000 increases were primarily attributable to increases in the volume of product sold and an increase in our manufacturing capacity to support an increase in sales volume and an anticipated further increase in demand for our products. Although the absolute dollar amounts of our cost of goods sold increased significantly year over year, we achieved substantial improvements in our gross margin in each period. These improvements are a result of supplier cost reductions associated with higher volume, changes in our supplier base, engineering design savings, and leverage gained from higher production volumes. In anticipation of future demand for our products, we have significantly expanded our manufacturing capacity by increasing our manufacturing facilities and production personnel, which has increased our fixed manufacturing expense base. This increase will adversely impact our gross margins until production volumes increase enough to cover these added costs. While our variable product margin (sales less materials and direct labor) was positive in 2001, our overall product margin was negative due, in large part, to the underutilization of our indirect manufacturing costs. Over time we believe gross margins will improve as our product volumes increase, and we achieve greater economies of scale in production and in purchasing component parts, and introduce engineering design savings.

      Cost of development contract.    Cost of development contract primarily consists of engineering expenses incurred in relation to the joint development process with Caterpillar, through which we receive development funding. In 2001, we incurred $283,000 in development contract expenses. We had no development contract expenses in 2000, and in 1999 development contract expenses were $2.9 million. The margins we achieve in our development funding activities can vary considerably depending on the difficulty of each development milestone, the level of contract development we purchase from third parties, and level of materials purchased.

      Research and development.    Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Research and development expense increased $5.0 million, or 51%, to $14.9 million in 2001 from $9.9 million in 2000. Research and development expense increased $8.4 million, or 555%, to $9.9 million in 2000 from $1.5 million in 1999. The increase in research and development expense was primarily due to the increased product development of CleanSource UPS and other products, including our high power Cat product line extension, CleanSource2 DC and HIT 6 products. We believe that research and development expense will decrease over the next few quarters as we phase down spending on our HIT 6 development. Although many of the internal resources committed to this project will be redirected to other new product initiatives, the external funding associated with the HIT 6 development will be eliminated, thereby reducing our overall spending levels. We believe that research and development expenses will decrease as a percentage of sales overtime as revenues increase.

      Selling, general and administrative.    Selling, general and administrative expense is primarily comprised of compensation and related costs for sales, service, marketing and administrative personnel, selling and marketing expenses, professional fees and for product warranty and bad debt costs and reserves. Selling, general and administrative expense increased approximately $5.5 million, or 88%, to $11.7 million in 2001 from $6.2 million in 2000. Selling, general and administrative expense increased approximately $2.2 million, or 56%, to $6.2 million in 2000 from $4.0 million in 1999. In 2000, we increased personnel in our sales and service organizations in order to support our OEM channel partners and to address opportunities for sales of our CleanSource UPS product line. The increase of 2001 expenses over 2000 were principally due to a full year of higher administrative expenses as a public company and increased personnel in our sales, service and marketing organizations to support our main OEM channel partner's sales and service ramp up of the Cat UPS product line. We believe that selling, general and administrative expense will increase in future periods as we add sales, marketing and service personnel to position us for anticipated sales growth.

      Amortization of deferred stock compensation.    Deferred stock compensation is a non-cash expense that reflects the difference between the exercise price of option grants to employees and the estimated fair value determined subsequently by us of our common stock at the date of grant. We are amortizing deferred stock compensation as an operating expense over the vesting periods of the applicable options, which resulted in amortization expense of $4.0 million, $6.7 million and $1.6 million in 2001, 2000 and 1999, respectively. We expect the amortization expense to decrease after 2001, as the options for which we are amortizing this expense become fully vested, and to a smaller extent as some employees to whom these options were granted leave the company and any unvested options are canceled.

      Interest income/expense.    Interest income net of interest expense increased $1.8 million, or 42%, to $6.2 million in 2001 from approximately $4.4 million in 2000. Interest income net of interest expense increased $3.9 million, or 936%, to $4.4 million in 2000 from approximately $421,000 in 1999. The increase in 2001 is principally due a higher post-IPO cash balance for an entire year as compared to the five months of 2000 with a post-IPO cash increase. The significant increase in 2000 is primarily due to increases in our average cash, cash equivalent and investment balances associated with the approximately $138.4 million raised as part of our August 2000 initial public offering.

      Change in fair value of warrants.    Due to the redemption feature of warrants we had outstanding until the initial public offering, we recorded a liability associated with the fair value of the warrants on the balance sheet and recorded changes in fair value of the warrants in earnings. We calculated the fair value of the warrants using a Black-Scholes pricing model. In 1999 and 2000 the fair value of the underlying common stock increased substantially, resulting in an increase in the warrant value and corresponding non-cash expense. No such expenses were incurred in 2001.

      Preferred stock dividends, accretion and conversion.    We recorded non-cash charges of $19.1 million in 2000 and $7.7 million in 1999 associated with our redeemable preferred stock to reflect dividend rights and accretion to redemption value. In 1999, we issued Series E convertible preferred stock at a lower price than subsequently determined by the board of directors totaling a $22.0 million discount. All of our preferred stock was converted to common at August 8, 2000.

      Income Tax Expense.    As of December 31, 2001, our accumulated net operating loss carryforward was $70.2 million and our research and development credit carryforwards were approximately $1.2 million. We anticipate that all of this loss carryforward amount will remain available for offset against any future tax liabilities that we may incur; however, because of uncertainty regarding our ability to use these carryforwards, we have established a valuation allowance for the full amount of our deferred tax assets.

Liquidity and Capital Resources

      Our principal sources of liquidity as of December 31, 2001 consisted of $112.1 million of cash and investments. We have primarily funded our operations through our initial public offering in August 2000, resulting in net proceeds of $138.4 million, sales of shares of our preferred stock, which have resulted in gross proceeds of approximately $42.6 million, as well as $6 million in development funding received from Caterpillar since 1999. Cash used in operating activities in 2001 was $22.5 million, a $7.2 million increase from the $15.3 million used in 2000. Cash used in operating activities in 2000 was $15.3 million, a $12.7 million increase from the $2.6 million used in 1999. The increased level of cash usage in both years is primarily attributable to a higher level of product development, the expansion of our manufacturing operations and sales activities and an increase in our inventory levels to support both actual and anticipated revenue growth.

      Capital expenditures were $15.2 million, $4.4 million and $598,000 in 2001, 2000 and 1999, respectively. Our expenditures in 2001 were primarily focused on increasing our manufacturing capacity, including several new product test lines and leasehold improvements for our new manufacturing facility. Capital spending in 2000 was primarily related to expanding our engineering lab's test capacity and capability, test equipment, market demonstration units, and general computer and office equipment. We expect to spend $3 to $5 million in 2002 on additional engineering lab equipment and improvements, demonstration units, and general computer equipment and software for manufacturing, engineering and administrative purposes.

      We believe our existing cash balances at December 31, 2001 will be sufficient to meet our capital requirements through at least the next 24 months, although we might elect to seek additional funding prior to that time. Beyond the next 24 months, our capital requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing facilities, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our interest income by $1.1 million. Because of the short-term nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on their fair value.

      We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required by this item is included in Part IV, Item 14(a)(1) and (2).

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

PART III

ITEM 10.    Executive Officers of the Registrant.

      The following table sets forth certain biographical information concerning our current executive officers:

Name	Age	Position(s)
Joseph F. Pinkerton, III	38	Chairman of the Board and Chief Executive Officer
David S. Gino	43	Chief Operating Officer, Chief Financial Officer and Secretary
James A. Balthazar	48	Vice President of Sales and Marketing

      Joseph F. Pinkerton, III, our founder, has served as our Chief Executive Officer, President and director since August 1992. He was elected Chairman of the Board in December 2001. Mr. Pinkerton formed the company in 1992 as Magnetic Bearing Technologies, Inc. Shortly after founding the company, Mr. Pinkerton patented the world's first room temperature magnetic bearing capable of operating without electronic controls. Since then, he has brought together a team of experienced engineers, developed a revolutionary flywheel device and filed over 30 patent applications covering magnetic bearings, flywheel systems and rotating electric machinery. In 1996, the company's name was changed to Active Power, Inc. Prior to founding Active Power, Pinkerton was a principal with Fundamental Research Company (FRC), in Walled Lake, Michigan. While at FRC, Pinkerton completed two joint research projects with the University of Texas at Austin and was awarded a patent for a novel electrical generator. Mr. Pinkerton received a Bachelor of Arts degree in Physics from Albion College, Albion, MI in association with Columbia University, New York, N.Y.

      David S. Gino has served as Chief Financial Officer, Vice President of Finance and Secretary since December 1999. In December 2001, he took on the additional role of Chief Operating Officer. From August 1995 to November 1999, Mr. Gino was the Chief Financial Officer and Executive Vice President of Finance of DuPont Photomasks, Inc. (DPI), a public semiconductor component manufacturer. Mr. Gino led DPI through a period of rapid growth, numerous acquisitions, its initial public offering and secondary public financing. Prior to joining DPI, Mr. Gino held a number of financial and business management positions with The DuPont Company's semiconductor materials, imaging systems and printing and publishing businesses. Mr. Gino holds a Bachelor of Arts degree in economics from the University of California at Santa Barbara and an M.B.A. from the University of Phoenix.

      James A. Balthazar has served as our Vice President of Marketing since October 1996. In February 2002, Mr. Balthazar was promoted to Vice President of Sales and Marketing. Mr. Balthazar is responsible for worldwide sales, service and marketing activities at Active Power, including market development, channel development and product marketing activities. Prior to joining Active Power, Mr. Balthazar held various management positions, including Vice President of Marketing, during his 12-year tenure at Convex Computer Corporation, a public supercomputer manufacturer in Richardson, Texas. While at Convex, Mr. Balthazar assisted in its growth from a small private company to an over $250 million company, which was purchased by Hewlett Packard in 1995. Mr. Balthazar has a Bachelor of Science degree from the University of Maryland, College Park and a M.S. in theoretical and applied mechanics from Cornell University, Ithaca, New York.

      Further information required by this Item is incorporated by reference to our Proxy Statement under the sections captioned "Matters to be Considered at Annual Meeting—Proposal One: Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

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

PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

              (a) The following documents are filed as part of this 10-K:

                           1. Financial Statements. The following financial statements of Active Power, Inc. are filed as a part of this Form 10-K on the pages indicated:

                           2. Exhibits.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power's IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the "IPO Registration Statement")
3.2*	Amended and Restated Bylaws (filed as Exhibit 3.2 to the IPO Registration Statement)
4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to the IPO Registration Statement)
4.2*	Rights Agreement, dated as of December 13, 2001, between the Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power's Current Report on Form 8-K dated December 13, 2001).
10.1*	Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO Registration Statement)
10.2*	Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement)
10.3*	Active Power, Inc. 2000 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the IPO Registration Statement)
10.4*	Second Amended and Restated Investors' Rights Agreement by and between Active Power, Inc. and certain of its stockholders (filed as Exhibit 10.4 to the IPO Registration Statement)
10.6+*	Phase II Development and Phase III Feasibility Agreement by and between Active Power, Inc. and Caterpillar Inc. (filed as Exhibit 10.6 to the IPO Registration Statement)
10.7*	Credit Terms and Conditions by and between Active Power, Inc. and Imperial Bank (filed as Exhibit 10.7 to the IPO Registration Statement)
10.8*	Security and Loan Agreement by and between Active Power, Inc. and Imperial Bank (filed as Exhibit 10.8 to the IPO Registration Statement)
10.9*	Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.9 to the IPO Registration Statement)

Exhibit Number	Description
l0.l0*	First Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.10 to the IPO Registration Statement)
10.11*	Second Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.11 to the IPO Registration Statement)
10.12*	Third Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.12 to the IPO Registration Statement)
10.13*	Fourth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the IPO Registration Statement)
10.14*	Fifth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the IPO Registration Statement)
10.15*	Sublease Agreement by and between Active Power, Inc. and Video Associates Laboratories, Inc. (filed as Exhibit 10.15 to the IPO Registration Statement)
10.16*	Employee offer letter (including severance arrangements) from Active Power, Inc. to David S. Gino (filed as Exhibit 10.16 to the IPO Registration Statement)
10.17*	Lease Agreement by and between Active Power, Inc. and BC12 99, Ltd. (filed as Exhibit 10.17 to Active Power's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
10.18*	Sixth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.18 to the Active Power's Annual Report on Form 10-K dated March 16, 2001 (the "2000 10-K"))
10.19*	Seventh Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.19 to the 2000 10-K)
10.20*†	Distributor Agreement by and between Active Power and Powerware Corporation dated October 28, 2001 (filed as Exhibit 10.20 to the Active Power's Quarterly Report on Form 10-Q dated November 9, 2001 (the November 2001 10-Q)
10.21*†	Master Sourcing Agreement by and between Active Power and General Electric Company (through its Digital Energy business unit) dated July 13, 2001 (filed as Exhibit 10.21 to the November 2001 10-Q)
10.22††	Phase II & Phase III Purchase Agreement by and between Active Power, Inc. and Caterpillar Inc. dated as of [September 1, 2001]
10.23††	Phase III Product Development Agreement by and between Active Power, Inc. and Caterpillar Inc. dated as of [September 1, 2001]
23.1	Consent of Ernst & Young LLP
24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K

*	Incorporated by reference to the indicated filing.
†	Confidential treatment previously granted.
††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVE POWER, INC.
By: /s/ JOSEPH F. PINKERTON, III
Joseph F. Pinkerton, III, Chairman of the Board and Chief Executive Officer

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

Name	Title	Date
/s/ JOSEPH F. PINKERTON, III Joseph F. Pinkerton, III	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 15, 2002

/s/ DAVID S. GINO David S. Gino	Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 15, 2002

/s/ RICHARD E. ANDERSON Richard E. Anderson	Director	March 15, 2002

/s/ RODNEY S. BOND Rodney S. Bond	Director	March 15, 2002

/s/ ERIC L. JONES Eric L. Jones	Director	March 15, 2002

/s/ JAN H. LINDELOW Jan H. Lindelow	Director	March 15, 2002

/s/ TERRENCE L. ROCK Terrence L. Rock	Director	March 15, 2002

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Active Power, Inc.

      We have audited the accompanying balance sheets of Active Power, Inc. (the Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Active Power, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Austin, Texas
January 15, 2002

ACTIVE POWER, INC.
BALANCE SHEETS
(Thousands, except share and per share amounts)

	December 31,
	2001	2000
ASSETS

Current assets:
Cash and cash equivalents	$80,401	$92,720
Short-term investments	—	42,541
Accounts receivable, net	1,723	1,934
Inventories, net	7,869	2,343
Prepaid expenses and other	714	1,177
Total current assets	90,707	140,715
Property and equipment, net	16,965	4,469
Long-term investments	31,704	10,948
Total assets	$139,376	$156,132

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,530	$2,133
Accrued expenses	3,116	1,610
Total liabilities	7,646	3,743
Stockholders' equity:
1992 Preferred Stock — $.001 par value, $.50 redemption value: 420,000 shares designated; $210,000 liquidation value; zero and 420,000 shares issued and outstanding in 2001 and 2000, respectively	—	—
Preferred Stock, par value $.001 per share; 25,000,000 shares authorized, none issued and outstanding	—	—
Common Stock — $.001 par value; 400,000,000 shares authorized; 40,646,766 and 39,043,166 shares issued and outstanding in 2001 and 2000, respectively	41	39
Treasury stock, at cost; 34,599 shares	(2)	(2)
Deferred stock compensation	(2,575)	(7,519)
Additional paid-in capital	214,637	212,601
Accumulated deficit	(80,692)	(52,730)
Other accumulated comprehensive income	321	—
Total stockholders' equity	131,730	152,389
Total liabilities and stockholders' equity	$139,376	$156,132

See accompanying notes.

ACTIVE POWER, INC.
STATEMENTS OF OPERATIONS
(Thousands, except share and per share amounts)

	Year ended December 31,
	2001	2000	1999
Revenues:
Product revenue	$21,562	$4,872	$1,047
Development contract	1,000	—	5,000
Total revenue	$ 22,562	$ 4,872	$ 6,047
Operating expenses:
Cost of product revenue (excludes deferred stock compensation amortization of $466 in 2001 and $698 in 2000)	25,796	7,966	3,006
Cost of development contract	283	—	2,935
Research and development (excludes deferred stock compensation amortization of $1,030 in 2001 and $1,636 in 2000)	14,930	9,864	1,506
Selling, general & administrative (excludes deferred stock compensation amortization of $2,507 in 2001 and $4,358 in 2000)	11,684	6,205	3,972
Amortization of deferred stock compensation	4,003	6,692	1,631
Total operating expenses	56,696	30,727	13,050
Operating loss	(34,134)	(25,855)	(7,003)
Interest income	6,190	4,365	439
Interest expense	—	(2)	(18)
Change in fair value of warrants with redemption rights	—	(1,562)	(3614)
Other income (expense)	(18)	(50)	8
Net loss	$(27,962)	$(23,104)	$(10,188)
Cumulative undeclared dividends on preferred stock	—	(2,053)	(1,820)
Accretion on redeemable convertible preferred stock to redemption amounts	—	(17,026)	(5,886)
Beneficial conversion feature on preferred stock issuance	—	—	(21,953)
Net loss to common stockholders	$(27,962)	$(42,183)	$(39,848)
Net loss per share, basic & diluted	$(0.70)	$(1.92)	$(3.98)
Shares used in computing net loss per share, basic & diluted	39,781,031	21,928,874	10,009,554

Comprehensive income (loss):
Net loss	$(27,962)	$(23,104)	$(10,188)
Unrealized gain/loss — investments	321	—	—
Comprehensive income (loss)	$(27,641)	$(23,104)	$(10,188)

See accompanying notes.

ACTIVE POWER, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(Thousands)

	1992 Preferred Stock		Common Stock		Treasury Stock		Deferred Stock Compensation	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	At Cost
Balance at December 31, 1998	420	$—	10,047	$10	35	$(2)	$—	$—	$(15,531)	$—	$(15,523)
Exercise of stock options	—	—	740	1	—	—	—	134	—	—	135
Warrants issued for services	—	—	—	—	—	—	—	1,380	—	—	1,380
Preferred stock issuance costs	—	—	—	—	—	—	—	(66)	—	—	(66)
Deferred stock compensation	—	—	—	—	—	—	(7,061)	7,061	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	1,631	—	—	—	1,631
Accretion of redeemable convertible preferred stock to redemption amount	—	—	—	—	—	—	—	(5,886)	—	—	(5,886)
Cumulative dividends on redeemable convertible preferred stock	—	—	—	—	—	—	—	(1,820)	—	—	(1,820)
Net loss	—	—	—	—	—	—	—	—	(10,189)	—	(10,189)
Balance at December 31, 1999	420	—	10,787	11	35	(2)	(5,430)	803	(25,720)	—	(30,338)
Exercise of stock options	—	—	1,497	2	—	—	—	554	—	—	556
Exercise of warrants	—	—	432	—	—	—	—	5,206	—	—	5,206
Deferred stock compensation	—	—	—	—	—	—	(8,781)	8,781	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	6,692	—	—	—	6,692
Accretion of redeemable convertible preferred stock to redemption amount	—	—	—	—	—	—	—	(13,712)	(3,314)	—	(17,026)
Cumulative dividends on redeemable convertible preferred stock	—	—	—	—	—	—	—	(1,461)	(592)	—	(2,053)
Conversion of redeemable convertible preferred stock to common stock	—	—	17,462	17	—	—	—	73,296	—	—	73,313
Net proceeds from initial public offering	—	—	8,900	9	—	—	—	139,134	—	—	139,143
Net loss	—	—	—	—	—	—	—	—	(23,104)	—	(23,104)
Balance at December 31, 2000	420	—	39,078	39	35	(2)	(7,519)	212,601	(52,730)	—	152,389
Exercise of stock options	—	—	1,098	2	—	—	—	685	—	—	687
Repurchase of Exercised Stock Options	—	—	(13)	—	—	—	—	(2)	—	—	(2)
Exercise of warrants	—	—	432	—	—	—	—	2,268	—	—	2,268
Employee purchase of ESPP shares	—	—	86	—	—	—	—	846	—	—	846
Amortization of deferred stock compensation	—	—	—	—	—	—	4,944	(941)	—	—	4,003
Redemption of 92 Preferred Stock	(420)	—	—	—	—	—	—	(210)	—	—	(210)
IPO issuance costs	—	—	—	—	—	—	—	(610)	—	—	(610)
Unrealized Gain/Loss — Investments	—	—	—	—	—	—	—	—	—	321	321
Net loss	—	—	—	—	—	—	—	—	(27,962)	—	(27,962)
Balance at December 31, 2001	—	$—	40,681	$41	35	$(2)	$(2,575)	$214,637	$(80,692)	$321	$131,730

See accompanying notes.

ACTIVE POWER, INC.
STATEMENTS OF CASH FLOWS
(Thousands)

	Year ended December 31,
	2001	2000	1999
Operating activities
Net loss	$(27,962)	$(23,104)	$(10,188)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation expense	2,675	1,066	629
Loss on disposal of assets	—	—	1
Warrants issued for services	—	—	1,380
Amortization of deferred stock compensation	4,003	6,692	1,631
Changes in fair value of warrants with redemption rights	—	1,562	3,614
Unrealized gain on available-for-sale investments	321	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	211	(1,896)	181
Inventories, net	(5,526)	(1,409)	(126)
Prepaid expenses and other assets	(147)	(1,172)	11
Accounts payable	2,397	1,937	(57)
Accrued expenses	1,506	1,013	394
Other non-current liabilities	—	(7)	(51)
Net cash used in operating activities	(22,522)	(15,318)	(2,581)

Investing activities
Net maturity (purchase) of short-term investments	21,785	(52,080)	3,327
Purchases of property and equipment	(15,171)	(4,411)	(598)
Net cash provided by (used in) investing activities	6,614	(56,491)	2,729

Financing activities
Payments on notes payable	—	(55)	(114)
Net proceeds from issuance of common stock	1,531	139,698	136
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	21,887
Redemption of 92 Preferred Stock	(210)	—	—
Net proceeds from exercise of warrants	2,268	30	—
Net cash provided by financing activities	3,589	139,673	21,909
Increase (decrease) in cash and cash equivalents	(12,319)	67,864	22,056
Cash and cash equivalents, beginning of period	92,720	24,856	2,800
Cash and cash equivalents, end of period	$80,401	$92,720	$24,856
Supplemental disclosure of cash flow information:
Interest paid	$—	$2	$18

See accompanying notes.

ACTIVE POWER, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001
(Thousands)

1.    Organization

      Active Power, Inc. was founded in 1992 for the purpose of developing and commercializing advances in the field of electromechanics. Prior to 2000, Active Power devoted efforts principally to research and development, pursuing patent protection for intellectual property, successful production of initial prototypes, raising capital and pursuing markets for our flywheel-based power quality and energy storage products. In 2000 and 2001, the size and scope of our operations expanded considerably. We raised our level of new product development, increased our manufacturing capabilities and capacity, and added resources in sales and service to strengthen our distribution channels.

2.    Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

      Active Power recognizes product revenue when title transfers and our obligations are complete, usually when a unit is shipped. Active Power recognizes product revenue related to units shipped for evaluation by the customer at the time of customer acceptance of the unit. Development funding revenue is recognized as we achieve development milestones specified in the respective agreements.

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

ACTIVE POWER, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Thousands)

      Short term and long term investments at December 31, 2001 consist of the following:

Carrying Value
Corporate Notes	$9,588,743
Corporate Bonds	5,088,236
Foreign Debt Securities	1,535,288
Medium Term Notes	13,525,229
U.S. Government Agencies	1,966,520
$31,704,016

      The carrying value by contractual maturity, is shown below:

Due in one year or less	$ 0
Due after one year through five years	31,704,016
$31,704,016

Inventories

      Active Power states inventories at the lower of cost or replacement cost, with cost being determined on a standard cost basis, which does not differ materially from actual cost.

      Inventories, before reserves, consist of the following:

	Year ended December 31,
	2001	2000	1999
Raw materials	$4,326,357	$2,902,224	$1,287,031
Work in process	3,923,040	310,330	135,324
Finished goods	190,718	4,981	295,315
Evaluation units	—	—	27,771
	$8,440,115	$3,217,535	$1,745,441

      The following table summarizes the changes in inventory reserves:

Balance at December 31, 1998	$262,474
Additions charged to costs and expenses	549,275
Write-off of inventory	—
Balance at December 31, 1999	811,749
Additions charged to costs and expenses	63,118
Write-off of inventory	—
Balance at December 31, 2000	874,867
Additions charged to costs and expenses	733,162
Write-off of inventory	1,037,273
Balance at December 31, 2001	$570,756

      In 2000 we increased our inventory reserve to recognize the potential obsolescence of approximately $700,000 in CleanSource 1 DC inventory that was at risk once our next generation CleanSource 2 DC product line was commercialized. After the successful launch of our CleanSource 2 DC in September of 2001 we wrote off the vast majority of our CleanSource 1 DC inventory.

ACTIVE POWER, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Thousands)

Property and Equipment

      Active Power carries property and equipment at cost, less accumulated depreciation. Active Power depreciates property and equipment using the straight-line method over the estimated useful lives of the assets (generally three to eight years).

Other Liabilities

      The Company's other liabilities are made up of the following significant components at December 31:

	2001	2000
Compensation and Benefits Accruals	$1,830,082	$917,001
Accrued Warranty Liability	534,564	167,725
State Tax Accruals	410,366	35,152
Other Accrued Expenses	341,225	490,415
	$3,116,237	$1,610,293

Patent Application Costs

      Active Power has not capitalized patent application fees and related costs because of uncertainties regarding net realizable value of the technology represented by the existing patent applications and ultimate recoverability. All patent costs have been expensed through December 31, 2001.

Accounting for Stock-Based Compensation

      As allowed by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, Active Power accounts for its stock compensation arrangements with employees under the provisions of the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is amortized utilizing the accelerated method prescribed in FASB Interpretation No. 28 over the vesting period, which is generally four years.

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

ACTIVE POWER, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Thousands)

placed with high credit quality financial institutions and issuers. Active Power performs limited credit evaluations of its customers' financial condition and generally does not require collateral. Active Power estimates an allowance for doubtful accounts based on factors related to the credit risk of each customer. Credit losses have not been significant to date.

      The following table summarizes the changes in the allowance for doubtful accounts receivable:

Balance at December 31, 1998	$5,040
Additions charged to costs and expenses	20,936
Write-off of uncollectible accounts	—
Balance at December 31, 1999	25,976
Additions charged to costs and expenses	29,514
Write-off of uncollectible accounts	—
Balance at December 31, 2000	55,490
Additions charged to costs and expenses	—
Write-off of uncollectible accounts	626
Balance at December 31, 2001	$54,864

      The following customers accounted for a significant percentage of Active Power's total revenue as follows:

Customer	2001	2000	1999
A	87%	96%	39%
B	7%	—	—
C	4%	—	6%
D	2%	1%	21%
E	—	—	16%
F	—	1%	13%

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

Advertising Costs

      Active Power expenses advertising costs as incurred. These expenses were not material in 2001, 2000 or 1999.

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

ACTIVE POWER, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Thousands)

      The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2001	2000	1999
Net loss to common stockholders	$(27,961,930)	$(42,183,272)	$(39,848,010)
Basic and diluted:
Weighted-average shares of common stock outstanding	39,985,229	22,366,656	10,150,138
Weighted-average shares of common stock subject to repurchase	(204,198)	(437,782)	(140,584)
Shares used in computing basic and diluted net loss per share	39,781,031	21,928,874	10,009,554
Basic and diluted net loss per share	$(0.70)	$(1.92)	$(3.98)

3.    Property and Equipment

      Property and equipment consist of the following at December 31:

	2001	2000	1999
Equipment	$9,566,053	$3,440,102	$1,391,233
Demonstration units	225,512	171,252	107,321
Computers and purchased software	2,027,331	943,248	424,525
Furniture and fixtures	342,769	66,977	63,037
Technology License	1,100,000	—	—
Leasehold improvements	8,623,275	2,092,050	316,541
	21,884,940	6,713,629	2,302,657
Accumulated depreciation	(4,920,076)	(2,244,392)	(1,178,934)
	$16,964,864	$4,469,237	$1,123,723

4.    Stockholders' Equity and Preferred Stocks

      At December 31, 1999, Active Power had 10,420,000 shares of $0.001 par value preferred stock authorized and 8,152,084 shares outstanding. Upon closing of the initial public offering in August 2000, all outstanding shares of Series A, B, C, D and E redeemable convertible preferred stock were converted into an aggregate of 17,461,883 shares of the Company's common stock. At December 31, 2001, Active Power has 25,420,000 shares of preferred stock authorized and no shares outstanding.

1992 Preferred Stock

      The 1992 Preferred Stock was redeemed by Active Power in December 2001 as approved by the Board of Directors. The redemption price of the 1992 Preferred Stock was $0.50 per share, resulting in a total redemption amount of $210,000.

ACTIVE POWER, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Thousands)

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

Warrants

      In November 1999, Active Power issued warrants to purchase 432,000 shares of Common Stock to two purchasers of the Series E Preferred Stock in conjunction with the placement of preferred stock and strategic alliance agreements with those stockholders. The warrants held by both holders were exercised during 2001. The warrants had exercise prices of $5.25 per share, and were fully vested, non-forfeitable and exercisable upon issuance. Active Power estimated the fair value of the warrants using the Black-Scholes pricing model with the following assumptions: expected volatility of 50%, expected life of 1 year, expected dividend yield of 0%, and risk-free rate of 6%. Active Power expensed the estimated fair value of these warrants of approximately $1.4 million in 1999.

Stock Option Agreements

      Active Power has reserved 5,321,595 shares of its Common Stock for issuance under its 2000 Stock Incentive Plan. The options are immediately exercisable upon grant and vest over periods ranging from immediate to four years. Active Power has repurchase rights for unvested shares purchased by optionees. At December 31, 2001, 2000, and 1999, 260,552, 321,245, and 217,957 shares, respectively, that were purchased by optionees remained unvested and subject to repurchase.

      A summary of Common Stock option activity during the years ended December 31, 2001, 2000 and 1999 is as follows:

	Number of Shares	Range of Exercise Prices	Weighted-Average Exercise Prices
Outstanding at December 31, 1998	2,900,448	$ .07 – 1.97	$0.18
Granted	1,276,560	.42 – 1.04	0.65
Exercised	(739,735)	.07 – 0.83	0.19
Canceled	(89,346)	.09 – 1.97	0.29
Outstanding at December 31, 1999	3,347,927	$ .07 – 1.97	$0.35
Granted	1,294,785	1.04 – 68.50	5.04
Exercised	(1,496,745)	.07 – 6.94	0.37
Canceled	(102,637)	.28 – 6.94	1.65
Outstanding at December 31, 2000	3,043,330	$ .07 – 68.50	$2.42
Granted	1,288,300	4.64 – 26.10	16.25
Exercised	(1,095,447)	.07 – 21.94	0.63
Canceled	(146,483)	.16 – 46.50	10.06
Outstanding at December 31, 2001	3,089,700	$ .07 – 68.50	$8.33

      At December 31, 2001, 2,232,035 shares were available for future grants.

ACTIVE POWER, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Thousands)

      The following is a summary of options outstanding and exercisable as of December 31, 2001:

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ .07 – $ .09	21,364	4.8	$0.08
$ .10 – $ .49	608,831	6.3	0.24
$ .50 – $ 2.00	799,054	7.9	0.99
$ 4.00 – $ 6.99	575,426	8.9	6.07
$ 7.00 – $24.99	1,030,025	9.1	18.59
$25.00 – $68.50	55,000	8.9	45.70
	3,089,700	8.2	$8.33

      Stock options vested as of December 31, 2001, 2000, and 1999 were 1,044,107, 1,274,526, and 1,458,112, respectively.

      Prior to our initial public offering in August 2000, 2,377,404 of the stock options granted to employees had exercise prices below the fair value determined subsequently by the board of directors of the underlying shares of Common Stock on the date of grant. As a result, Active Power recorded unearned stock compensation of $15,842,671. Of this amount, $1,631,068, $6,692,173, and $4,002,913 was amortized to non-cash compensation during 1999, 2000 and 2001, respectively. The remaining unearned compensation will be recognized as non-cash compensation over the remaining vesting period of the options of approximately 2 years.

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

	Year ended December 31,
	2001	2000	1999
Risk-free interest rate	3.0%	6.5%	6.5%
Weighted-average expected life of the options	7 years	7 years	7 years
Dividend rate	0%	0%	0%
Assumed volatility	125%	150%	0%
Weighted average fair value of options granted:
Exercise price equal to fair value of stock on date of grant	$10.35	$32.52	$—
Exercise price less than fair value of stock on date of grant	$—	$8.90	$5.77

ACTIVE POWER, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Thousands)

      For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Active Power's pro forma information under Statement No. 123 follows:

	Year ended December 31,
	2001	2000	1999
Pro forma stock-based compensation expense	$15,742,971	$8,619,884	$1,712,263
Pro forma net loss	$(39,701,971)	$(25,032,060)	$(10,269,539)
Pro forma net loss to common stockholders	$(39,701,971)	$(44,110,982)	$(39,929,205)
Pro forma basic and diluted loss per share	$(1.00)	$(2.01)	$(3.99)

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

      Common stock reserved at December 31, 2001 consists of the following:

For issuance under the 1993/2000 Stock Option Plan	5,321,595

Stockholders' Rights Plan

      On December 13, 2001, the Company's Board of Directors declared a dividend of one right for each outstanding share of the Company's common stock to stockholders of record at the close of business on December 26, 2001. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $40.00 per unit, subject to adjustment.

5.    Income Taxes

      As of December 31, 2001, the Company had federal net operating loss carryforwards of approximately $70,215,000 and research and development credit carryforwards of approximately $1,202,000. The net operating loss and credit carryforwards will expire beginning in 2019, if not utilized.

      Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change of ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

ACTIVE POWER, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Thousands)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31 are as follows:

	2001	2000
Deferred tax assets:
Capital expenses	$260,000	$164,000
Warrants	—	511,000
Reserves and allowances	697,000	628,000
Net operating loss and tax credit carryforwards	27,182,000	11,587,000
Total deferred tax assets	28,139,000	12,890,000
Valuation allowance for net deferred tax assets	(28,139,000)	(12,890,000)
Net deferred taxes	$ —	$—

      The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. The valuation allowance increased by approximately $15,249,000 during 2001. Approximately $6,217,000 of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

      The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before taxes due to the following:

	Year Ended December 31,
	2001	2000	1999
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(2.6)	(1.9)	(1.5)
Non-cash compensation expense	4.9	12.1	17.4
Permanent items and other	(2.2)	(2.5)	(0.6)
Change in deferred tax items	33.9	26.3	18.7
	0%	0%	0%

6.    Commitments

      Active Power leases its office and manufacturing facilities under operating lease agreements. The office space and manufacturing facilities leases are noncancelable and obligate Active Power to pay taxes and maintenance costs. In addition, Active Power leases certain equipment such as copiers and phone systems under noncancelable leases.

ACTIVE POWER, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2001
(Thousands)

      Future minimum payments under these leases at December 31, 2001 are as follows:

2002	$1,588,173
2003	1,294,803
2004	1,085,253
2005	791,440
Total future minimum lease payments	$ 4,759,669

      Rent expense for the years ended December 31, 2001, 2000, and 1999 was $1,668,278, $489,597, and $353,502 respectively.

7.    Employee Benefit Plan

      In 1996, Active Power established a 401(k) Plan that covers substantially all full-time employees. Company contributions to the plan are determined at the discretion of the Board of Directors and vest ratably over five years of service starting after the first year of employment. Active Power did not contribute to this plan in 2001, 2000, and 1999.

8.    Development Funding

      During January 1999, Active Power entered into a contract development agreement with Caterpillar, Inc. In accordance with the agreement, Caterpillar provided funding to allow Active Power to accelerate development of its products in a certain market application in exchange for Caterpillar obtaining exclusive marketing rights for the product in that application. The exclusive marketing rights are subject to Caterpillar meeting specified minimum orders of the product. The two companies share ownership of the resulting intellectual property. Active Power completed the contract in 1999 and collected the full $5,000,000 development funding specified in the contract, which it recognized as it achieved the product performance milestones specified in the agreement. As an extension of this agreement, Caterpillar in 2001 agreed to provide another $5.0 million in funding for the development of a high power electronics platform that will complement the Cat UPS and a VSCF technology that will enhance the performance of the genset. Development of this platform is continuing at Active Power as of December 31, 2001, and product shipments are expected to commence in 2003.

9.    Geographic Information

      Revenues for the year ended December 31 were as follows:

	2001	2000	1999
United States	$18,676,178	$3,392,607	$1,014,411
Foreign countries	2,885,768	1,479,526	32,400
Total	$21,561,946	$4,872,133	$1,046,811

      Revenues from foreign countries above represent shipments to customers located primarily in Europe. Active Power has no property, plant or equipment located outside the United States.

Supplementary Financial Information (Unaudited)

	Year Ended December 31, 2000				Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$182	$679	$1,343	$2,668	$5,107	$6,732	$6,219	$4,504
Total margin (loss)	(339)	(497)	(742)	(1,516)	(1,406)	(540)	(666)	(908)
Net loss	(4,857)	(6,208)	(5,789)	(6,250)	(6,715)	(6,849)	(7,360)	(7,041)
Cumulative undeclared dividends on preferred stock	(849)	(849)	(355)	—	—	—	—	—
Accretion on redeemable convertible preferred stock to redemption amounts	(6,383)	(7,329)	(3,314)	—	—	—	—	—
Net loss to common stockholders	$(12,089)	$(14,386)	$(9,458)	$(6,250)	$(6,715)	$(6,849)	$(7,360)	$(7,041)
Net loss per share, basic and diluted	$(1.15)	$(1.26)	$(0.35)	$(0.16)	$(0.17)	$(0.17)	$(0.18)	$(0.17)

      Non-cash charges associated with redeemable preferred stock were recorded to reflect dividend rights and accretion to redemption value prior to conversion to common stock immediately prior to the Company's initial public offering.