Form 10-Q
period 2002-03-31
ACTIVE POWER INC
filed 2002-05-14
CIK 1044435

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2002
                               -------------------------------------------------
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------
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

     The number of shares of common stock as of March 31, 2002 was 40,990,798 with a par value of $.001 per share.
--------------------------------------------------------------------------------

                               ACTIVE POWER, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION.............................................  1

Item 1. Financial Statements...............................................  1

     BALANCE SHEETS........................................................  1

     STATEMENT OF OPERATIONS...............................................  2

     STATEMENT OF CASH FLOWS...............................................  3

     Notes to Financial Statements.........................................  4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................  6

     Liquidity and Capital Resources....................................... 10

     Quantitative and Qualitative Disclosures About Market Risk............ 10

     Risk Factors That May Affect Future Results........................... 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk......... 19

PART II - OTHER INFORMATION................................................ 20

Item 1. Legal Proceedings.................................................. 20

Item 2. Changes in Securities and Use of Proceeds.......................... 20

Item 3. Defaults Upon Senior Securities.................................... 20

Item 4. Submission of Matters to a Vote of Security Holders................ 20

Item 5. Other Information.................................................. 20

Item 6. Exhibits and Reports on Form 8-K................................... 20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                               ACTIVE POWER, INC.
                                 BALANCE SHEETS
                                 (in thousands)


                                                                             March 31,       December 31,
                                                                               2002              2001
                                                                            -----------      ------------
                                                                            (unaudited)
           ASSETS

           Current assets:
                Cash and cash equivalents                                   $    74,567      $     80,401
                Accounts receivable, net                                          2,741             1,723
                Inventories, net                                                  7,763             7,869
                Prepaid expenses and other                                        1,002               714
                                                                            -----------      ------------
                     Total current assets                                        86,073            90,707
           Property and equipment, net                                           16,149            16,965
           Long-term investments                                                 29,344            31,704
                                                                            -----------      ------------
                     Total assets                                           $   131,566      $    139,376
                                                                            ===========      ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

           Current liabilities:
                Accounts payable                                            $     2,228      $      4,530
                Accrued expenses                                                  2,925             3,116
                                                                            -----------      ------------
           Total liabilities                                                      5,153             7,646
           Stockholders' equity:
                Common Stock                                                         41                41
                Treasury stock                                                       (2)               (2)
                Deferred stock compensation                                      (1,788)           (2,575)
                Additional paid-in capital                                      214,967           214,637
                Accumulated deficit                                             (87,231)          (80,692)
                Other accumulated comprehensive income                              426               321
                                                                            -----------      ------------
                     Total stockholders' equity                                 126,413           131,730
                                                                            -----------      ------------
                     Total liabilities and stockholders' equity             $   131,566      $    139,376
                                                                            ===========      ============

         See accompanying notes

                               ACTIVE POWER, INC.
                             STATEMENT OF OPERATIONS
               (in thousands, except share and per share amounts)


                                                                          Three Months Ended March 31,
                                                                             2002              2001
                                                                           --------          --------
                                                                          (unaudited)       (unaudited)
     Revenues:
          Product revenue                                               $     3,131       $     5,107
          Development contract                                                1,000                 -
                                                                        -----------       -----------
               Total revenue                                            $     4,131       $     5,107
     Operating expenses:
          Cost of product revenue                                             4,471             6,513
          Cost of development contract                                          741                 -
          Research and development                                            2,611             3,543
          Selling, general & administrative                                   3,143             2,741
          Amortization of deferred stock compensation                           628             1,287
                                                                        -----------       -----------
               Total operating expenses                                      11,594            14,084

     Operating loss                                                          (7,463)           (8,977)
     Interest income                                                            905             2,238
     Other income (expense)                                                      19                24
                                                                        -----------       -----------
     Net loss to common stockholders                                    $    (6,539)      $    (6,715)
                                                                        ===========       ===========
     Net loss per share, basic & diluted                                $     (0.16)      $     (0.17)
     Shares used in computing net loss per share, basic & diluted        40,846,577        38,906,882

     Comprehensive income (loss):
         Net loss                                                       $    (6,539)      $    (6,715)
         Unrealized gain/loss - investments                                     105                 -
                                                                        -----------       -----------
         Comprehensive income (loss)                                    $    (6,434)      $    (6,715)
                                                                        ===========       ===========


         See accompanying notes

                               ACTIVE POWER, INC.
                             STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                                           Three Months Ended March 31,
                                                                                           ----------------------------
                                                                                               2002           2001
                                                                                             ---------      --------
                                                                                           (unaudited)     (unaudited)
     Operating activities
     Net loss                                                                                $  (6,539)     $ (6,715)
         Adjustment to reconcile net loss to cash used in operating activities:
         Depreciation expense                                                                      937           500
         Amortization of deferred stock compensation                                               628         1,287
         Unrealized gain on available-for-sale investments                                         105             -
         Changes in operating assets and liabilities:
              Accounts receivable, net                                                          (1,018)       (1,714)
              Inventories, net                                                                     108        (1,689)
              Prepaid expenses and other assets                                                   (288)         (653)
              Accounts payable                                                                  (2,302)          704
              Accrued expenses                                                                    (191)          (71)
                                                                                             ---------      --------
     Net cash used in operating activities                                                      (8,560)       (8,351)

     Investing activities
     Net maturity (purchase) of short-term investments                                           2,361        16,603
     Purchases of property and equipment                                                          (122)       (1,549)
                                                                                             ---------      --------
     Net cash provided by investing activities                                                   2,239        15,054

     Financing activities
     Net proceeds from issuance of common stock                                                    487           700
                                                                                             ---------    ----------
     Net cash provided by financing activities                                                     487           700
                                                                                             ---------    ----------
     Increase (decrease) in cash and cash equivalents                                           (5,834)        7,403
     Cash and cash equivalents, beginning of period                                             80,401        92,720
                                                                                             ---------    ----------
     Cash and cash equivalents, end of period                                                $  74,567    $  100,123
                                                                                             =========    ==========


         See accompanying notes.

                               Active Power, Inc.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (unaudited)


1.   Organization

     Active Power, Inc. was founded in 1992 for the purpose of developing and commercializing advances in the field of electromechanics. Prior to 2000, we devoted our efforts principally to research and development, pursuing patent protection for intellectual property, successful production of our initial prototypes, raising capital and pursuing markets for our flywheel-based power quality and energy storage products. In 2000 and 2001, we expanded the size and scope of our operations considerably. We raised our level of new product development expenditures, increased our manufacturing capabilities and capacity, and added resources in sales and service to strengthen our distribution channels.

2.   Basis of Presentation

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Form 10-K for the year ending December 31, 2001. In the opinion of management the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year.

3.   Inventory

     Active Power states inventories at the lower of cost or replacement cost, with cost being determined on a standard cost basis, which does not differ materially from actual cost.

     Inventories consist of the following:

                                             March 31,         December 31,
                                                2002                2001
                                            ------------        ------------
         Raw materials.................     $  4,579,495        $  4,326,357
         Work in process...............        3,657,318           3,923,040
         Finished goods................          596,593             190,718
         Less Reserves.................       (1,070,756)           (570,756)
                                            ------------        ------------
                                            $  7,762,650        $  7,869,359
                                            ============        ============

During the quarter ended March 31, 2002 we increased our inventory reserve to recognize the potential obsolescence of component parts that are at risk of becoming obsolete when various engineering product enhancements and cost reduction design changes are implemented over the next 12 months.

4.   Capital Structure

     The following table sets forth the computation of basic and diluted net loss per share:

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                       2002             2001
                                                                       ----             ----
Net loss to common stockholders (thousands) ...................    $   (6,539)       $   (6,715)
Basic and diluted:
    Weighted-average shares of common stock
       outstanding ............................................    40,920,118        39,262,431
    Weighted-average shares of common stock
       subject to repurchase ..................................       (73,541)         (355,549)
                                                                   ----------        ----------
Shares used in computing basic and diluted net
    loss per share ............................................    40,846,577        38,906,882
                                                                   ==========        ==========
Basic and diluted net loss per share ..........................    $    (0.16)       $    (0.17)
                                                                   ==========        ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the financial statements appearing elsewhere in this Form 10-Q and within our Form 10-K for the year ending December 31, 2001. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words "believe," "expect," "intend," "plan," "project," "will" and similar phrases as they relate to us are intended to identify such forward-looking statements. Among the important factors which could cause actual results to differ materially include: the potential for significant losses to continue; inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; overall market performance; a slowing global economy; limited product lines; inability to manufacture products of the quality necessary to be accepted in the power quality market; inability to expand our distribution channels; our dependence on our relationship with Caterpillar; inability to successfully integrate new OEM channel partners; competition; delays in research and development; inability to increase sales volumes to fully utilize our increased manufacturing capacity; inventory risks; risks of delay or poor execution from a variety of sources; limited resources; dependence upon key personnel; inability to protect our intellectual property rights; potential future acquisitions; and the volatility of our stock price. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

Overview

     We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today's digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. Leveraging our expertise in this technology and in conjunction with Caterpillar Inc., the leading maker of engine generators for the power reliability market, we have developed a battery-free uninterruptible power supply (UPS), which is marketed under the Caterpillar brand name as the Cat(R) UPS. We have also developed a battery-free DC system that is compatible with all major UPS brands, CleanSource2 DC. We sell our CleanSource2 DC products through Powerware, an original equipment manufacturer, or OEM. Our products are sold for use in the facilities of companies in many different industries that all share a critical need for reliable, high-quality power, such as plastic manufacturers, semiconductor manufacturers, hospitals, credit card processing centers, broadcasters, advanced data centers, and electric utilities.

     Since 1996, we have focused our efforts and financial resources primarily on the design and development of our CleanSource(R) line of power quality products and on establishing effective OEM channels to market our products (CleanSource2 DC and CleanSource UPS). As of March 31, 2002, we had generated an accumulated deficit of $87.2 million and expect to continue to sustain operating losses for the next several quarters. We initially funded our operations primarily through sales of shares of preferred stock, which resulted in gross proceeds of approximately $42.6 million. We believe the proceeds from our August 2000 initial public offering, approximately $138.4 million net of commissions and issuance costs, together with cash balances on hand prior to August 2000 will be sufficient to meet our capital requirements through at least the next 24 months. Our cash and investments position at March 31, 2002 was $103.9 million.

     Since our inception, a small number of customers have accounted for the majority of our annual sales. During 1999, our four largest customers accounted for 89% of our sales, with our largest customer, Caterpillar and its dealer network, accounting for 39%. In 2000 and 2001, our business level with Caterpillar and its dealer network grew substantially, accounting for 96% and 87%, respectively, of our revenue due to the commercial introduction of the CleanSource(R) UPS product line. We expect to continue to be dependent on a few OEM customers, primarily Caterpillar, for the majority of our sales for the foreseeable future.

     Since the commercial release of the CleanSource UPS in May 2000 under the Caterpillar brand name, the demand for our products has increased significantly. To address this growth in demand and to position us for anticipated future growth, we increased the scale of our operations in the following ways:

     o Expanded our manufacturing facilities and added manufacturing personnel to address increases in product demand;

     o Increased our personnel levels in product development and engineering to accelerate time to market on new products and enhance existing product lines; and

     o Added sales, service and marketing personnel to support our OEM customers and accelerate our other sales efforts.

     Although these efforts have increased our operating expenses, we believe they are necessary to enable us to realize significant revenue growth.

Critical Accounting Policies

We believe the following list represents our critical accounting policies:

     Revenue recognition. We recognize product revenue when title transfers and our obligations are complete, usually when a unit is shipped. We recognize product revenue related to units shipped for evaluation by the customer at the time the customer accepts the unit. We recognize development funding revenue as we achieve development milestones specified in the respective agreements.

     Bad debt. We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Credit losses have not been significant to date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Inventories. We state inventories at the lower of cost or replacement cost, with cost being determined on a standard cost basis, which does not differ materially from actual cost. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Warranty costs. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required.

Results of Operations

     Product revenue. Product revenue primarily consists of sales of our CleanSource line of power quality products. Sales decreased $2.0 million, or 39%, to $3.1 million for the three months ended March 31, 2002, from $5.1 million for the three months ended March 31, 2001. We believe this decrease was primarily attributable to a significant reduction in the market for capital equipment due, in large part, to the overall economic slowdown that has taken place in the United States and globally. In the three months ended March 31, 2002, we sold 54 quarter-megawatt flywheel units, while we sold 101 quarter-megawatt flywheel units for the same period of 2001. The majority of the units shipped in both periods were sold to our CleanSource UPS OEM, Caterpillar.

     Development contract revenue. Development contract revenue primarily consists of funding paid to us by Caterpillar. In 1999 we entered into an agreement with Caterpillar to develop the Cat UPS. As part of that agreement Caterpillar provided us with $5.0 million in funding for the successful completion of several development milestones. In September 2001 we signed an extension to our development agreement with Caterpillar to expand the Cat UPS product line. The extension calls for an additional $5.0 million in funding upon successful completion of certain development milestones. In December 2001 we completed the first milestone and collected $1.0 million, and in January 2002 we completed a second milestone and collected another $1.0 million. There was no development contract revenue recorded in the first quarter of 2001.

     Cost of product revenue. Cost of product revenue includes the cost of component parts of our product that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, shipping costs, and the costs of manufacturing support functions such as logistics and quality assurance. Cost of product revenue decreased $2.0 million, or 31%, to $4.5 million for the three months ended March 31, 2002, from $6.5 million for the three months ended March 31, 2001. This decrease was primarily due to the lower sales activity in 2002 compared to the same period of 2001, which we believe was due to the overall economic slowdown. In anticipation of future demand for our products, we have significantly expanded our manufacturing capacity by increasing our manufacturing facilities, which has increased our fixed manufacturing expense base. This increase will adversely impact our gross margins until production volumes increase enough to cover these added costs. While our variable product margin (sales less materials and direct labor) was positive in 2001 and the first quarter of 2002, our overall product margin was negative due, in large part, to the underutilization of our indirect manufacturing costs. Over time we believe gross margins will improve as we increase product volumes, achieve greater economies of scale in production and in purchasing component parts, and introduce additional engineering design savings.

     Cost of development contract. Cost of development contract primarily consists of engineering expenses incurred related to the joint development process with Caterpillar, through which we receive development funding. For the three months ended March 31, 2002, we incurred $741,000 in development contract expenses. We had no development contract expenses for the same period in 2001. The margins we achieve in our development funding activities can vary considerably depending on the difficulty of each development milestone, the level of contract development we purchase from third parties, and level of materials purchased.

     Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Research and development expense decreased $0.9 million, or 26%, to $2.6 million for the three months ended March 31, 2002, from $3.5 million for the three months ended March 31, 2001. The decrease in research and development expense was driven by two principal factors. The first factor was a phase down of spending on our low power telecom development project. Although many of the internal resources committed to this project have been redirected to other new product initiatives, such as our high power UPS product line extension, the external funding associated with this project has been eliminated, thereby reducing our overall spending levels. The second factor was the separation of costs associated with the development of our high power UPS product line extension. These costs have been separated from R&D and recorded as a separate line on the income statement, called "cost of development contracts" (see above). The impact this separate accounting for the cost of development contracts has on what is reported as R&D spending will vary according to the level of activity and assignment of personnel on development contract projects. We believe that research and development expenses will remain flat for the foreseeable future, but will decrease as a percentage of sales over time as revenue increases.

     Selling, general and administrative. Selling, general and administrative expense is primarily comprised of compensation and related costs for sales, service, marketing and administrative personnel, selling and marketing expenses, professional fees, and for product warranty and bad debt costs and reserves. Selling, general and administrative expense increased approximately $0.4 million, or 15%, to $3.1 million for the three months ended March 31, 2002, from $2.7 million for the three months ended March 31, 2001. The increase in selling, general and administrative expense was principally due to increased personnel in our sales, service and marketing organizations to support our OEM channel partners' sales and service ramp up. We believe that selling, general and administrative expense will increase in future periods as we add sales, and service personnel and costs to position us for anticipated future sales growth.

     Amortization of deferred stock compensation. Deferred stock compensation is a non-cash expense that reflects the difference between the exercise price of option grants to employees and the estimated fair value determined subsequently by us of our common stock at the date of grant. We are amortizing deferred stock compensation as an operating expense over the vesting periods of the applicable options, which resulted in amortization expense of $628,000 for the three months ended March 31, 2002 and $1.3 million for the three months ended March 31, 2001. We expect this amortization expense to decrease in the future, as the options for which we are amortizing this expense become fully vested and, to a lesser extent, as some employees to whom these options were granted leave the company and any unvested options are canceled.

     Interest income. Interest income decreased $1.3 million to $0.9 million for the three months ended March 31, 2002, from $2.2 million for the three months ended March 31, 2001. This decrease is attributable to two factors. First, there was a decrease in our average cash and investments balance for the three-month period of 2002 of $105.1 million compared to an average cash and investments balance of $140.6 million for the first quarter of 2001. Second, the average rate of return on our investments dropped significantly from the first quarter of 2001 to the same period in 2002, as interest rates in the financial markets have declined over the past year.

Liquidity and Capital Resources

     Our principal source of liquidity as of March 31, 2002 consisted of $103.9 million of cash, cash equivalents and investments.

     In August 2000, we completed a successful initial public offering, raising approximately $138.4 million, net of commissions and issuance expenses. This is in addition to our private financing efforts, including the sale of shares of our preferred stock, which have resulted in gross proceeds of approximately $42.6 million, and $7.0 million in development funding received from Caterpillar since 1999. During the three months ended March 31, 2002, cash used by operating activities remained relatively flat at $8.6 million, compared to $8.4 million of cash used by operating activities for the three months ended March 31, 2001.

     Capital expenditures were $122,000 for the three months ended March 31, 2002 and $1.5 million for the three months ended March 31, 2001. Our expenditures in 2001 were primarily attributable to the increase in our manufacturing capacity, including several new product test lines and leasehold improvements for our new manufacturing facility. In 2002 our expenditures were limited to leasehold improvements to our engineering testing facilities and other general computer equipment and software for administrative purposes. We expect to incur approximately $2.0 to $3.0 million in additional capital expenditures in 2002 primarily on additional engineering lab equipment and improvements, demonstration units, and general computer equipment and software for manufacturing, engineering and administrative purposes.

     We believe our existing cash balance at March 31, 2002 will be sufficient to meet our capital requirements through at least the next 24 months, although we might elect to seek additional funding prior to that time. Beyond the next 24 months, our capital requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing facilities, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Quantitative and Qualitative Disclosures About Market Risk

     Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our interest income by $1.0 million. Because of the short-term nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on their fair value.

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

     We have incurred operating losses since our inception and expect to continue to incur losses for the next several quarters. As of March 31, 2002, we had an accumulated deficit of $87.2 million. To date, we have funded our operations principally through the sale of our stock, our product revenue and $7.0 million in development funding payments from Caterpillar. We will need to generate significant additional revenue to achieve profitability, and we cannot assure you that we will ever realize additional revenue at such levels. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we expect to continue to incur losses.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenue and may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

     We have generated a total of $31.5 million in product revenue since January 1, 1998, and we have sold approximately 600 CleanSource DC and UPS products. We are uncertain whether our products will achieve market acceptance such that our revenue will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. Further, we have expanded our staff and facilities and increased our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, we will continue to incur significant losses.

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

     o the uncertainty regarding the adoption of our current and future products, including our recently introduced CleanSource UPS and CleanSource2 DC products, as well as our other products, which are currently under development; and

     o    the rate of growth of the markets for our products.

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

     While our products are achieving a more significant operating history at customer sites, our CleanSource2 DC and CleanSource UPS products are relatively new to the marketplace. To grow our revenue, we must rely on Powerware and Caterpillar to successfully market our DC and UPS products, respectively, and we must develop and introduce to the market new products and product enhancements in a timely manner. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance. This would substantially impair our revenue, profitability and overall financial prospects.

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

We are heavily dependent on our relationship with Caterpillar. If our relationship is unsuccessful, for whatever reason, our business and financial prospects will suffer.

     If our relationship with Caterpillar is not successful, or if Caterpillar's distribution of the Cat UPS product is not successful, our business and financial prospects will suffer. Pursuant to a development agreement, Caterpillar has provided us with $7.0 million in funding through March 31, 2002, to support the development of the Cat UPS product and other development efforts. In exchange for this payment, Caterpillar received co-ownership of the proprietary rights in this product. Either Caterpillar or we may license to other entities the intellectual property that we jointly own without seeking the consent of the other and the licensing party will solely retain all licensing revenue generated by licensing this intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. Caterpillar may terminate this agreement at any time by giving us 90 days' advance written notice. We also have a distribution agreement with Caterpillar. During 2000 and 2001, our business level with Caterpillar and its dealer network accounted for 96% and 87% of our product revenue, respectively. Pursuant to the distribution agreement with Caterpillar, they are the exclusive distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units.

We depend on a limited number of OEM customers for the vast majority of our revenue and service and support functions. The loss or significant reduction in orders, or the failure to provide adequate service and support to the end users of our products, from any key OEM customer, particularly Caterpillar or Powerware, would significantly reduce our revenue.

     We rely on OEMs as a primary distribution channel because they are able to sell our products to a large number of end user organizations. We further rely on our OEMs to provide service and support to the end users of our products because they have the experience and personnel to perform such activities. We believe that the use of OEM channels will enable our products to achieve broad market penetration, while we devote a limited amount of our resources to sales, marketing and customer service and support. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers, primarily Caterpillar. For example, in 2000 and 2001, our volume of business with Caterpillar and its dealers accounted for 96% and 87% of our product revenue, respectively. Therefore, the loss of our key OEM customer, Caterpillar, or a significant reduction in sales to Caterpillar and its dealers, would significantly reduce our revenue. We have granted Caterpillar semi-exclusive worldwide rights to distribute our UPS product, provided that they meet minimum annual sales requirements. We have also granted Powerware semi-exclusive distribution rights to our CleanSource2 DC product in North America. Because we have entered into exclusive or semi-exclusive agreements for the distribution of our products with a very limited number of OEM customers, the failure of any one of these relationships, particularly Caterpillar or Powerware, could negatively impact our revenue.

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

We expanded our manufacturing facility based on our forecasted sales volumes in the future. If we do not achieve these forecasted sales volumes, we will underutilize our manufacturing capacity and our business will suffer.

     We recently completed a 127,000 square foot facility used for manufacturing and testing our three-phase product line, including our DC and UPS products. In order for us to fully utilize the capacity of the facility and spread out its associated overhead, we must achieve significantly higher sales volumes. If we do not reach our forecasted sales volumes, our revenue will suffer and our ability to reach profitability will be materially limited.

Quality problems relating to one or more of our new or existing products could negatively impact the market's acceptance of our products and cause us to miss our revenue goals and/or to incur significant liability.

     Because of the nature of the power quality and reliability market, quality problems attributable to the CleanSource DC or UPS product lines could significantly affect the market's perception of our technology and slow or limit their acceptance. This would substantially impair our revenue prospects. Moreover, quality problems for our product lines could cause us to delay or cease shipments of products, or recall products, thus impairing our revenue or cost targets. In addition, while we seek to limit our liability as a result of product failures or defects through warranty and other limitations, if one of our products fails then a customer could suffer a significant loss and seek to hold us responsible for that loss.

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

     We purchase a power module and a microprocessor for our products from sole source suppliers. As a result, if our suppliers receive excess demand for their products, we may receive a low priority for order fulfillment as large volume customers will receive priority. If we are delayed in acquiring components for our products, the manufacture and shipment of our products also will be delayed. We are, however, trying to enter into long-term agreements with our sole suppliers and other key suppliers, using a rolling sales volume forecast to stabilize component availability. Our power module supplier currently maintains a buffer stock and, our microprocessor demand is covered by purchase orders for the next two quarters. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components. Some of these delays may be substantial. As a result, we purchase these components in large quantities to protect our ability to deliver finished products. If we overestimate our component requirements, we may have excess inventory, which will increase our costs. If we underestimate our component requirements, we will have inadequate inventory, which will delay our manufacturing and render us unable to deliver products to customers on scheduled delivery dates. If we are unable to obtain a component from a supplier or if the price of a component has increased substantially, we may be required to manufacture the component internally, which will result in delays. Manufacturing delays could negatively impact our ability to sell our products and could damage our customer relationships.

We depend on key personnel to manage our business and develop new products in a rapidly changing market, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and sell our products could be impaired.

     We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. There is a limited supply of skilled employees in the power quality marketplace. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace departing employees, our operations and new product development may suffer.

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

     In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. We have recently been named in a lawsuit that we describe in further detail in "Legal Proceedings" below. We may become involved in additional litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings, including the lawsuit in which we were recently named as a defendant, could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

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

Our stock price may be volatile.

     Since January 1, 2001, the market price of our common stock has fluctuated between $3.13 and $31.50 per share. The market price of our common stock can be expected to fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     This information is included in the section captioned "Quantitative and Qualitative Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               ACTIVE POWER, INC.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

          On March 25, 2002, we, along with Joseph F. Pinkerton, III, our chairman and chief executive officer, Pinkerton Generator, Inc. (a corporation in which Mr. Pinkerton was an officer, director and the primary shareholder), and Caterpillar Inc. were named as defendants in a complaint filed in Michigan state court in the Circuit Court for the County of Wayne. The plaintiffs, Magnex Corporation, Enigma Corporation and Bergeron Corporation, and their individual principals, are seeking damages for: the alleged breach of a joint venture agreement dated June 23, 1989, which was entered into by and among Pinkerton Generator, Inc., Magnex Corp. and Enigma Corp.; the breach of fiduciary duties; the misappropriation of trade secrets; and the commission of other torts relating to this joint venture. Neither Active Power nor any of its predecessors in interest was a party to the joint venture agreement. A First Amended Complaint was filed on April 16, 2002. We were not served with the Original Complaint and Amended Complaint until April 19, 2002. This proceeding is at a very early stage and while we are still investigating this matter and have yet to respond, both we and Mr. Pinkerton believe the claims have no merit, deny the allegations in the complaint and intend to defend ourselves vigorously.

Item 2.  Changes in Securities and Use of Proceeds.

          During the first quarter of 2002, we issued an aggregate of 246,050 shares of our common stock pursuant to exercises of stock options that were granted prior to August 7, 2000 with exercise prices ranging from $0.16 to $1.85 per share. These issuances were deemed exempt from registration under
     Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder and appropriate legends were affixed to the share certificates issued in each such transaction.

Item 3.  Defaults Upon Senior Securities.

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 5.  Other Information.

          On March 26, 2002 Benjamin Scott was elected to our board of directors as a Class I director. He shall serve until the company's 2004 annual meeting of stockholders, or until his successor has been duly elected and qualified. This appointment increases our total number of directors to seven.

Item 6.  Exhibits and Reports on Form 8-K.

          Not applicable.

                                   SIGNATURES*

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ACTIVE POWER, INC.
                                              (Registrant)

May 13, 2002                          /s/ Joseph F. Pinkerton, III
                         -----------------------------------------------------
(Date)                                  Joseph F. Pinkerton, III
                           Chairman of the Board and Chief Executive Officer
                                     (Principal Executive Officer)


May 13, 2002                               /s/ David S. Gino
                         -----------------------------------------------------
(Date)                                       David S. Gino
                          Chief Operating Officer and Chief Financial Officer
                                     (Principal Accounting Officer)