Form 10-Q
period 2002-06-30
ACTIVE POWER INC
filed 2002-08-09
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                              to

Commission file number:

ACTIVE POWER, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2961657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11525 Stonehollow Dr., Suite 110, Austin, Texas	78758
(Address of principal executive offices)	(Zip Code)

(512) 836-6464
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of common stock outstanding as of June 30, 2002 was 41,258,243 with a par value of $.001 per share.

ACTIVE POWER, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

ACTIVE POWER, INC.
BALANCE SHEETS

(in thousands)

	June 30, 2000	December 31, 2001
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$69,674	$80,401
Accounts receivable, net	2,455	1,723
Inventories, net	8,057	7,869
Prepaid expenses and other	784	714

Total current assets	80,970	90,707
Property and equipment, net	15,577	16,965
Long-term investments	29,929	31,704

Total assets	$126,476	$139,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,188	$4,530
Accrued expenses	3,807	3,116

Total liabilities	5,995	7,646
Stockholders’ equity:
Common Stock	41	41
Treasury stock	(2)	(2)
Deferred stock compensation	(1,049)	(2,575)
Additional paid-in capital	214,816	214,637
Accumulated deficit	(93,938)	(80,692)
Other accumulated comprehensive income	613	321

Total stockholders’ equity	120,481	131,730

Total liabilities and stockholders’ equity	$126,476	$139,376

See accompanying notes

ACTIVE POWER, INC.
STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product revenue	$2,101	$6,732	$5,232	$11,839
Development contract	1,000	—	2,000	—

Total revenue	$3,101	$6,732	$7,232	$11,839
Operating expenses:
Cost of product revenue	3,599	7,272	8,070	13,785
Cost of development contract	803	—	1,543	—
Research and development	2,663	4,015	5,274	7,559
Selling, general & administrative	3,084	2,922	6,227	5,663
Amortization of deferred stock compensation	459	985	1,088	2,271

Total operating expenses	10,608	15,194	22,202	29,278

Operating loss	(7,507)	(8,462)	(14,970)	(17,439)
Interest income	828	1,663	1,734	3,901
Other income (expense)	(28)	(50)	(10)	(26)

Net loss to common stockholders	$(6,707)	$(6,849)	$(13,246)	$(13,564)

Net loss per share, basic & diluted	$(0.16)	$(0.17)	$(0.32)	$(0.35)
Shares used in computing net loss per share, basic & diluted	41,129,179	39,508,193	40,988,630	39,222,367
Comprehensive loss:
Net loss	$(6,707)	$(6,849)	$(13,246)	$(13,564)
Unrealized gain (loss) – investments	187	—	292	—

Comprehensive loss	$(6,520)	$(6,849)	$(12,954)	$(13,564)

See accompanying notes

ACTIVE POWER, INC.
STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activities
Net loss	$(13,246)	$(13,564)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation expense	1,980	1,039
Amortization of deferred stock compensation	1,088	2,272
Unrealized gain on available-for-sale investments	292	—
Changes in operating assets and liabilities:
Accounts receivable, net	(732)	(3,331)
Inventories, net	(188)	(2,227)
Prepaid expenses and other assets	(70)	(381)
Accounts payable	(2,343)	3,563
Accrued expenses	693	1,099

Net cash used in operating activities	(12,526)	(11,530)

Investing activities
Net maturity (purchase) of short-term investments	1,775	6,504
Purchases of property and equipment	(592)	(5,064)

Net cash provided by investing activities	1,183	1,440

Financing activities
Net proceeds from issuance of common stock	616	894
Net proceeds from exercise of warrants	—	567

Net cash provided by financing activities	616	1,461

Change in cash and cash equivalents	(10,727)	(8,629)
Cash and cash equivalents, beginning of period	80,401	92,720

Cash and cash equivalents, end of period	$69,674	$84,091

See accompanying notes.

Active Power, Inc.
Notes to Financial Statements
June 30, 2002
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

Inventories consist of the following:

	June 30, 2002	December 31, 2001
Raw materials	$3,852,911	$4,326,357
Work in process	4,760,869	3,923,040
Finished goods	413,495	190,718
Less Reserves	(970,337)	(570,756)

	$8,056,938	$7,869,359

During the quarter ended March 31, 2002 we increased our inventory reserve to recognize the potential obsolescence of certain component parts that were at risk of becoming obsolete when various engineering product enhancements and cost reduction design changes were implemented. During the quarter ended June 30, 2002 we decreased our inventory reserve to offset the write off of some of those same component parts.

4.     Capital Structure

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss to common stockholders (thousands)	$(6,707)	$(6,849)	$(13,246)	$(13,564)
Basic and diluted:
Weighted-average shares of common stock outstanding	41,192,184	39,727,715	41,056,903	39,495,352
Weighted-average shares of common stock subject to repurchase	(63,005)	(219,522)	(68,273)	(272,985)

Shares used in computing net loss per share, basic and diluted	41,129,179	39,508,193	40,988,630	39,222,367

Net loss per share, basic and diluted	$(0.16)	$(0.17)	$(0.32)	$(0.35)

5.     Legal Proceedings

In March 2002 we were named as defendants in a complaint filed in Michigan state court. The plaintiffs are seeking damages for the alleged breach of a joint venture agreement, the breach of fiduciary duties, the misappropriation of trade secrets, and the commission of other torts relating to this joint venture. Further detail is provided later in this document under the Legal Proceedings section (Item 1) of Part II. This proceeding is still in the early stages of discovery. Given the early stage of this action, the uncertainty of the outcome and our belief that the claims have no merit, we believe it is premature to reserve any amount for potential damages assessed against us.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements appearing elsewhere in this Form 10-Q and within our Form 10-K for the year ending December 31, 2001. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. Among the important factors which could cause actual results to differ materially include: inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; overall market performance, particularly in the primary markets served by our products, and continued decreases and/or delays in capital spending; a slowing global economy; inability to manufacture products of the quality necessary to be accepted in the power quality market; inability to expand our distribution channels; our dependence on our relationship with Caterpillar; inability to successfully integrate new OEM channel partners; competition; delays in research and development; inventory risks; risks of delay or poor execution from a variety of sources; limited resources; dependence upon key personnel; inability to protect our intellectual property rights, including the possibility of an adverse outcome in the litigation in which we are currently engaged; potential future acquisitions; and the volatility of our stock price regardless of our actual financial performance. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

Overview

We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today’s digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. Leveraging our expertise in this technology and in conjunction with Caterpillar Inc., the leading maker of engine generators for the power reliability market, we have developed a battery-free uninterruptible power supply (UPS), which is marketed under the Caterpillar brand name as the Cat® UPS. We have also developed a battery-free DC system that is compatible with all major UPS brands, CleanSource2 DC. We sell our CleanSource2 DC products primarily through Powerware, for whom we are an original equipment manufacturer, or OEM. Our products are sold for use in the facilities of companies across many different industries that all share a critical need for reliable, high-quality power, such as plastic manufacturers, hospitals, credit card processing centers, broadcasters, semiconductor manufacturers, data centers, and electric utilities.

Since 1996, we have focused our efforts and financial resources primarily on the design and development of our CleanSource® line of power quality products and on establishing effective OEM channels to market our products (CleanSource2 DC and CleanSource UPS). As of June 30, 2002, we had generated an accumulated deficit of $93.9 million and expect to continue to sustain operating losses for the next several quarters. We initially funded our operations primarily through sales of shares of preferred stock, which resulted in gross proceeds of approximately $42.6 million. We believe the proceeds from our August 2000 initial public offering, approximately $138.4 million net of commissions and issuance costs, cash balances on hand prior to August 2000, cash from product revenue and development contracts will be sufficient to meet our capital requirements through at least the next three years. Our cash and investments position at June 30, 2002 was $99.6 million.

Since our inception, a small number of customers have accounted for the majority of our annual sales. During 1999, our four largest customers accounted for 89% of our sales, with our largest customer, Caterpillar and its dealer network, accounting for 39%. In 2000 and 2001, our business level with Caterpillar and its dealer network grew substantially, accounting for 96% and 87%, respectively, of our revenue due to the commercial introduction of the CleanSource® UPS product line. For the first six months of 2002, 81% of our sales were to Caterpillar and its dealer network. We expect to continue to be dependent on a few OEM customers, primarily Caterpillar, for the majority of our sales for the foreseeable future.

Critical Accounting Policies

We believe the following list represents our critical accounting policies:

Revenue recognition.     We recognize product revenue when title transfers and our obligations are complete, usually when a unit is shipped. We recognize product revenue related to units shipped for evaluation by the customer at the time the customer accepts the unit. We recognize development funding revenue as we achieve development milestones specified in the agreements.

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

Results of Operations

Product revenue.     Product revenue primarily consists of sales of our CleanSource line of power quality products. Sales decreased $4.6 million, or 69%, to $2.1 million for the three months ended June 30, 2002, from $6.7 million for the three months ended June 30, 2001. For the six months ended June 30, sales decreased $6.6 million, or 56%, to $5.2 million in 2002 from $11.8 million in the same period of 2001. We believe this decrease was primarily attributable to a significant reduction in the market for capital equipment due, in large part, to the overall economic slowdown that has taken place in the United States and globally. In the six months ended June 30, 2002, we sold 89 quarter-megawatt flywheel units, while we sold 206 quarter-megawatt flywheel units for the same period of 2001. Approximately 80% of the units shipped in the first six months of 2001 and 71% of the units shipped in the same period of 2002 were sold to our CleanSource UPS OEM partner, Caterpillar.

Development contract revenue.     Development contract revenue primarily consists of funding paid to us by Caterpillar. In 1999 we entered into an agreement with Caterpillar to develop the Cat UPS. As part of that agreement Caterpillar provided us with $5.0 million in funding for the successful completion of several development milestones. In September 2001 we signed an extension to our development agreement with Caterpillar to expand the Cat UPS product line. The extension calls for an additional $5.0 million in funding upon successful completion of certain development milestones. Since December 2001 we have completed three milestones and collected $3.0 million, with $2.0 million of that coming in the first six months of 2002. There was no development contract revenue recorded in the first six months of 2001.

Cost of product revenue.     Cost of product revenue includes the cost of component parts of our product that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, shipping costs, and the costs of manufacturing support functions such as logistics and quality assurance. Cost of product revenue decreased $3.7 million, or 51%, to $3.6 million for the three months ended June 30, 2002, from $7.3 million for the three months ended June 30, 2001. For the six months ended June 30, cost of product revenue decreased $5.7 million, or 41%, to $8.1 million in 2002 from $13.8 million in the same period of 2001. This decrease was primarily due to the lower sales activity in 2002 compared to the same period of 2001. In anticipation of future demand for our products, we significantly expanded our manufacturing capacity by increasing our manufacturing facilities, which has increased our fixed manufacturing expense base. This increase will adversely impact our gross margins until production volumes increase enough to cover these added costs. While our variable product margin (sales less materials and direct labor) was positive in the first six months of 2002, our overall product margin was negative due, in large part, to the underutilization of our indirect manufacturing costs. Over time, we believe gross margins should improve as we increase product volumes, achieve greater economies of scale in production and in purchasing component parts, and introduce additional engineering design savings.

Cost of development contract.     Cost of development contract primarily consists of engineering expenses incurred related to the joint development process with Caterpillar, through which we receive development funding. For the three months ended June 30, 2002, we incurred approximately $803,000 in development contract expenses, and $1.5 million for the six months ended June 30, 2002. We had no development contract expenses for the same period in 2001. The margins we achieve in our development funding activities can vary considerably depending on the difficulty of each development milestone, the level of contract development we purchase from third parties and level of materials purchased.

Research and development.     Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Research and development expense decreased $1.3 million, or 34%, to $2.7 million for the three months ended June 30, 2002, from $4.0 million for the three months ended June 30, 2001. For the six months ended June 30, research and development expense decreased $2.3 million, or 30%, to $5.3 million in 2002 from $7.6 million in the same period of 2001. The decrease in research and development expense was driven primarily by two principal factors. The first factor was a significant reduction in development spending on a low power telecom product. Although many of the internal resources committed to this effort have been redirected to other new product initiatives, such as our high power UPS product line extension, the level of contract development we purchase from third parties has been significantly reduced, thereby reducing our overall spending levels. The second factor was the separation of costs associated with the development of our high power UPS product line extension. These costs have been separated from R&D and recorded as a separate line on the income statement, called “cost of development contract” (see above). The impact this separate accounting for the cost of development contract has on what is reported as R&D spending will vary according to the level of activity and assignment of personnel on development contract projects. We believe that research and development expenses will remain relatively flat for the next several quarters, but will decrease as a percentage of sales over time with anticipated increases in revenue.

Selling, general and administrative.    Selling, general and administrative expense is primarily comprised of compensation and related costs for sales, service, marketing and administrative personnel, selling and marketing expenses, professional fees, and for product warranty and bad debt costs and reserves. Selling, general and administrative expense increased approximately $0.2 million, or 6%, to $3.1 million for the three months ended June 30, 2002, from $2.9 million for the three months ended June 30, 2001. For the six months ended June 30, selling, general and administrative expense increased $0.6 million, or 10%, to $6.2 million in 2002 from $5.6 million in the same period of 2001. The increase in selling, general and administrative expense was principally due to an increase of personnel in sales, service and marketing to support our OEM channel partners’ sales and service ramp up. We believe that selling, general and administrative expense will increase slightly in future periods due primarily to higher warranty costs and sales commissions associated with anticipated future sales growth.

Amortization of deferred stock compensation.    Deferred stock compensation is a non-cash expense that reflects the difference between the exercise price of option grants to employees and the estimated fair value determined subsequently by us of our common stock at the date of grant. We are amortizing deferred stock compensation as an operating expense over the vesting periods of the applicable options, which resulted in amortization expense of $459,000 for the three months ended June 30, 2002 and $985,000 for the three months ended June 30, 2001. For the six months ended June 30, amortization expense decreased $1.2 million, or 52%, to $1.1 million in 2002 from $2.3 million in the same period of 2001. We expect this amortization expense to decrease in the future, as the options for which we are amortizing this expense become fully vested and, to a lesser extent, as some employees to whom these options were granted leave the company and any unvested options are canceled.

Interest income.    Interest income decreased $834,000, or 50%, to $828,000 for the three months ended June 30, 2002, from $1.7 million for the three months ended June 30, 2001. For the six months ended June 30, interest income decreased $2.2 million, or 56%, to $1.7 million in 2002 from $3.9 million in the same period of 2001. This decrease is attributable to two factors. First, there was a decrease in our average cash and investments balance for the six-month period of 2002 of $102.8 million compared to an average cash and investments balance of $136.6 million for the second quarter of 2001. Second, the average rate of return on our investments dropped significantly from the first quarter of 2001 to the same period in 2002, as interest rates in the financial markets have declined over the past year.

Liquidity and Capital Resources

Our principal source of liquidity as of June 30, 2002 consisted of $99.6 million of cash, cash equivalents and investments.

In August 2000, we completed a successful initial public offering, raising approximately $138.4 million, net of commissions and issuance expenses. This was in addition to our private financing efforts, which included the sale of shares of our preferred stock, resulting in gross proceeds of approximately $42.6 million, and $8.0 million in development funding received from Caterpillar since 1999. During the six months ended June 30, 2002, cash used by operating activities increased by $1.0 million, or 9%, to $12.5 million, compared to $11.5 million for the same period in 2001.

For the six months ended June 30, capital expenditures decreased $4.5 million, or 88%, to $592,000 in 2002 from $5.1 million for the same period of 2001. Our expenditures in 2001 were primarily attributable to the increase in our manufacturing capacity, including several new product test lines and leasehold improvements for our new manufacturing facility. In 2002 our expenditures were limited to leasehold improvements to our engineering testing facilities and other general computer equipment and software for administrative purposes. We expect to incur approximately $1.0 to $2.0 million in additional capital expenditures for the balance of 2002 primarily on additional engineering lab equipment and improvements, demonstration units, and general computer equipment and software for manufacturing, engineering and administrative purposes.

We believe our existing cash balance at June 30, 2002 will be sufficient to meet our capital requirements through at least the next three years, although we might elect to seek additional funding prior to that time. Beyond the next three years, our capital requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing facilities, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our interest income by approximately $1 million. Because of the short-term nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on their fair value.

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Risk Factors That May Affect Future Results

In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating Active Power and our business. These factors include, but are not limited to, the potential for significant losses to continue; inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; overall market performance; a slowing global economy, particularly in the primary markets served by our products, and continued decreases and/or delays in capital spending; limited product lines; inability to manufacture products of the quality necessary to be accepted in the power quality market; inability to expand our distribution channels; our dependence on our relationship with Caterpillar; inability to successfully integrate new OEM channel partners; competition; delays in research and development; inability to increase sales volumes to fully utilize our increased manufacturing capacity; inventory risks; risks of delay or poor execution from a variety of sources; limited resources; dependence upon key personnel; inability to protect our intellectual property rights, including the possibility of an adverse outcome in the litigation in which we are currently engaged; potential future acquisitions; and the volatility of our stock price regardless of our actual financial performance. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

We have incurred significant losses and anticipate losses for the next several quarters.

We have incurred operating losses since our inception and expect to continue to incur losses for the next several quarters. As of June 30, 2002, we had an accumulated deficit of $93.9 million. To date, we have funded our operations principally through the sale of our stock, our product revenue and $8.0 million in development funding payments from Caterpillar. We will need to generate significant additional revenue to achieve profitability, and we cannot assure you that we will ever realize additional revenue at such levels. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we expect to continue to incur losses.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenue and may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

We have generated a total of $33.6 million in product revenue since January 1, 1998. We are uncertain whether our products will achieve market acceptance such that our revenue will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. Further, we have expanded our staff and facilities and increased our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, we will continue to incur significant losses.

Our business is subject to fluctuations in operating results, which could negatively impact the price of our stock.

Our product revenue, expense and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, among others:

•	the timing of orders from our customers and the possibility that these customers may change their order requirements with little or no advance notice to us;

•	the rate of adoption of our flywheel-based energy storage system as an alternative to lead-acid batteries;

•	the deferral of customer orders in anticipation of new products from us or other providers of power quality systems;

•	the ongoing need for short-term power outage protection in traditional UPS systems;

•
the uncertainty regarding the adoption of our current and future products, including our recently introduced CleanSource UPS and CleanSource2 DC products, as well as our other products, which are currently under development; and

•	the rate of growth of the markets for our products.

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

The impact of global economic conditions on our customers may cause us to fail to meet expectations, which would negatively impact the price of our stock.

Our operating results can vary significantly based upon the impact of global economic conditions on our customers. More specifically, the macroeconomic environment and capital spending has continued to decline, exacerbated by uncertainty surrounding recent world events, and is more uncertain than in recent periods and has the potential to further materially and adversely affect us. The operating results of our business depend on the overall demand for power quality products. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for power quality products caused by a weakening economy has resulted in decreased revenues. We may be especially prone to this as a result of the relatively high percentage of revenue we have historically derived from the high-tech industry, which appears to have been more significantly adversely impacted by the current weak economic environment. Customers may defer or reconsider purchasing our products if they continue to experience a lack of growth in their business or if the general economy fails to significantly improve.

We have limited product offerings, and our success depends on our ability to develop in a timely manner new and enhanced products that achieve market acceptance.

While our products are achieving a more significant operating history at customer sites, our CleanSource2 DC and CleanSource UPS products are relatively new to the marketplace. To grow our revenue, we must rely on Powerware and Caterpillar to successfully market our DC and UPS products, respectively, and we must develop and introduce to the market new products and product enhancements in a timely manner. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance, which would substantially impair our revenue, profitability and overall financial prospects.

Failure to expand our distribution channels and manage our distribution relationships could impede our future growth.

The future growth of our business will depend in part on our ability to expand our existing relationships with distributors, to identify and develop additional channels for the distribution and sale of our products and to manage these relationships. As part of our growth strategy, we may expand our relationships with distributors and develop relationships with new distributors. We will also look to identify and develop relationships with additional partners that could serve as distributors for our products. Our inability to successfully execute this strategy could impede our future growth.

We are heavily dependent on our relationship with Caterpillar. If our relationship is unsuccessful, for whatever reason, our business and financial prospects could suffer.

If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the Cat UPS product is not successful, our business and financial prospects could suffer. During 2000 and 2001, our business level with Caterpillar and its dealer network accounted for 96% and 87% of our product revenue, respectively. For the first six months of 2002, 81% of our sales were to Caterpillar and its dealer network. Pursuant to the distribution agreement with Caterpillar, they are the exclusive distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units. Through June30, 2002, Caterpillar has provided us with $8.0 million in funding, as part of our development agreements, to support the development of the Cat UPS product and other development efforts. In exchange for these payments, Caterpillar received co-ownership of the proprietary rights in this product. Either Caterpillar or we may license to other entities the intellectual property that we jointly own without seeking the consent of the other and the licensing party will solely retain all licensing revenue generated by licensing this intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. Caterpillar may terminate this agreement at any time by giving us 90 days’ advance written notice. We also have a distribution agreement with Caterpillar.

We depend on a limited number of OEM customers for the vast majority of our revenue and service and support functions. The loss or significant reduction in orders, or the failure to provide adequate service and support to the end users of our products, from any key OEM customer, particularly Caterpillar or Powerware, would significantly reduce our revenue.

We rely on OEM customers as a primary distribution channel because they are able to sell our products to a large number of end user organizations. We further rely on our OEM customers to provide service and support to the end users of our products because they have the experience and personnel to perform such activities. We believe that the use of OEM channels will enable our products to achieve broad market penetration, while we devote a limited amount of our resources to sales, marketing and customer service and support. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers, primarily Caterpillar. For example, in 2000 and 2001, our volume of business with Caterpillar and its dealers accounted for 96% and 87% of our product revenue, respectively. Therefore, the loss of our key OEM customer, Caterpillar, or a significant reduction in sales to Caterpillar and its dealers, would significantly reduce our revenue. We have granted Caterpillar semi-exclusive worldwide rights to distribute our UPS product, provided that they meet minimum annual sales requirements. We have also granted Powerware semi-exclusive distribution rights to our CleanSource2 DC product in North America. Because we have entered into exclusive or semi-exclusive agreements for the distribution of our products with a very limited number of OEM customers, the failure of any one of these relationships, particularly Caterpillar or Powerware, could negatively impact our revenue.

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

In May 2001, we completed a 127,000 square foot facility used for manufacturing and testing our three-phase product line, including our DC and UPS products. In order for us to fully utilize the capacity of the facility and spread out its associated overhead, we must achieve significantly higher sales volumes. If we do not reach these sales volumes, or if we cannot sell our products at our suggested prices, our ability to reach profitability will be materially limited.

Quality problems relating to one or more of our new or existing products could negatively impact the market’s acceptance of our products and cause us to miss our revenue goals and/or to incur significant liability.

Because of the nature of the power quality and reliability market, quality problems attributable to the CleanSource DC or UPS product lines could significantly affect the market’s perception of our technology and slow or limit their acceptance. This would substantially impair our revenue prospects. Moreover, quality problems for our product lines could cause us to delay or cease shipments of products, or recall products, thus impairing our revenue or cost targets. In addition, while we seek to limit our liability as a result of product failures or defects through warranty and other limitations, if one of our products fails then a customer could suffer a significant loss and seek to hold us responsible for that loss.

We are subject to increased inventory risks and costs because we outsource the manufacturing of components of our products in advance of binding commitments from our customers to purchase our products.

To assure the availability of our products to our OEM customers, we outsource the manufacturing of components prior to the receipt of purchase orders from OEM customers based on their forecasts of their product needs. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue for such products until the product is shipped to the OEM customer. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. As demand for our products may not materialize, this product delivery method subjects us to increased risks of high inventory carrying costs, obsolescence and excess, and may increase our operating costs. In addition, we may from time to time make design changes to our products, which could lead to obsolescence of inventory.

We depend on sole source and limited source suppliers for certain key components, and if we are unable to buy these components on a timely basis, our delayed ability to deliver our products to our customers may result in reduced revenue and lost sales.

At current sales levels we purchase several component parts from sole source suppliers. As a result, if our suppliers receive excess demand for their products, we may receive a low priority for order fulfillment as large volume customers will receive priority. If we are delayed in acquiring components for our products, the manufacture and shipment of our products also will be delayed. We are, however, continuing to enter into long-term agreements with our sole suppliers and other key suppliers, when available, using a rolling sales volume forecast to stabilize component availability. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components. Some of these delays may be substantial. As a result, we purchase several components in large quantities to protect our ability to deliver finished products. If we overestimate our component requirements, we may have excess inventory, which will increase our costs. If we underestimate our component requirements, we will have inadequate inventory, which will delay our manufacturing and render us unable to deliver products to customers on scheduled delivery dates. If we are unable to obtain a component from a supplier or if the price of a component has increased substantially, we may be required to manufacture the component internally, which will result in delays. Manufacturing delays could negatively impact our ability to sell our products and could damage our customer relationships.

We depend on key personnel to manage our business and develop new products in a rapidly changing market, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and sell our products could be impaired.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. There is a limited supply of skilled employees in the power quality marketplace. The decline in our stock price has resulted in a substantial number of “underwater” options, which may cause certain of our employees to seek employment elsewhere as a result of this decreased financial incentive. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace departing employees, our operations and new product development may suffer.

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

In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. For example, we were recently named in a lawsuit, along with Joe Pinkerton, our chairman and CEO, alleging the misappropriation of trade secrets that we describe in further detail in “Legal Proceedings” below. We may become involved in additional litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings, including the current lawsuit in which we are named as a defendant, could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

•	cease selling our products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology or trademark, which license may not be available on reasonable terms, or at all; or

•	redesign those products that use infringing intellectual property or cease to use an infringing trademark.

Any acquisitions we make could disrupt our business and harm our financial condition.

Although we are not currently negotiating any material business or technology acquisitions, as part of our growth strategy, we intend to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. We have no experience in making acquisitions. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

•	problems integrating the acquired operations, technologies or products with our existing business and products;

•	potential disruption of our ongoing business and distraction of our management;

•	difficulties in retaining business relationships with suppliers and customers of the acquired companies;

•	difficulties in coordinating and integrating overall business strategies, sales and marketing, and research and development efforts;

•	the maintenance of corporate cultures, controls, procedures and policies;

•	risks associated with entering markets in which we lack prior experience; and

•	potential loss of key employees.

We may require substantial additional funds in the future to finance our product development and commercialization plans.

Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities or the development of our manufacturing capabilities with our revenue, cash on hand and proceeds from our initial public offering. We expect that our current cash and investments, together with our other available sources of working capital, will be sufficient to fund development activities for at least three years. However, unforeseen delays or difficulties in these activities could increase costs and exhaust our resources prior to the full commercialization of our products under development. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

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

Our stock price may be volatile.

From January 1, 2001 through June 30, 2002, the market price of our common stock has fluctuated between $3.13 and $31.50 per share. The market price of our common stock can be expected to fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•	changes in market valuations of other technology companies, particularly those that sell products used in power quality systems;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for flywheel energy storage systems;

•	the loss of one or more key OEM customers; and

•	departures of key personnel.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

This information is included in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ACTIVE POWER, INC.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

On March 25, 2002, we, along with Joseph F. Pinkerton, III, our chairman and chief executive officer, Pinkerton Generator, Inc. (a corporation in which Mr. Pinkerton was an officer, director and the primary shareholder), and Caterpillar Inc. were named as defendants in a complaint filed in Michigan state court in the Circuit Court for the County of Wayne. The plaintiffs, Magnex Corporation, Enigma Corporation and Bergeron Corporation, and their individual principals, are seeking damages for: the alleged breach of a joint venture agreement dated June 23, 1989, which was entered into by and among Pinkerton Generator, Inc., Magnex Corp. and Enigma Corp.; the breach of fiduciary duties; the misappropriation of trade secrets; and the commission of other torts relating to this joint venture. Neither Active Power nor any of its predecessors in interest was a party to the joint venture agreement. A First Amended Complaint was filed on April 16, 2002. We were not served with the Original Complaint and Amended Complaint until April 19, 2002. This proceeding is still in the early stages of discovery. Both Mr. Pinkerton and we believe the claims have no merit, deny the allegations in the complaint and intend to defend ourselves vigorously.

Item 2.    Changes in Securities and Use of Proceeds.

During the second quarter of 2002, we issued an aggregate of 269,470 shares of our common stock pursuant to exercises of stock options that were granted prior to August 7, 2000 with exercise prices ranging from $0.07 to $1.39 per share. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder and appropriate legends were affixed to the share certificates issued in each such transaction.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders held on April 25, 2002, our stockholders voted on the following matters:

(1)     The election of two Class II directors to serve until our 2005 annual meeting or until his or her successor has been elected and qualified. The nominees of the board of directors were elected by the following vote:

Class II Director	Shares Voted in Favor	Shares Voted Opposed	Shares Withheld
Jan H. Lindelow	28,592,895	0	251,449
Terrence L. Rock	28,606,754	0	252,874

(2)    Approve the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2002. The appointment was approved by a vote of 28,592,895 shares in favor, 297,948 shares opposed and 58,785 shares abstaining.

Item 5.    Other Information.

On August 5, 2002, Mark Ascolese, the Company’s senior vice president of business development, resigned and accepted a position as the president of Powerware Americas, a member of the Invensys Energy Management Division, one of three divisions comprising U.K.-based Invensys plc. We believe that Mr. Ascolese’s position at Powerware, the semi-exclusive distributor of Active Power’s CleanSource2 DC, further strengthens the relationship between the companies. Mr. Ascolese’s responsibilities will be distributed to other members of the executive management team.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

99.1    Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2    Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)    During the quarter ended June 30, 2002, Active Power did not file any current reports on Form 8-K.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

August 9, 2002	/S/ JOSEPH F. PINKERTON, III
(Date)	Joseph F. Pinkerton, III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 9, 2002	/S/ DAVID S. GINO
(Date)	David S. Gino Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)