Form 10-Q
period 2002-09-30
ACTIVE POWER INC
filed 2002-11-12
CIK 1044435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number:

ACTIVE POWER, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2961657
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11525 Stonehollow Dr., Suite 110, Austin, Texas	78758
(Address of principal executive offices)	(Zip Code)

(512) 836-6464
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of common stock, par value of $.001 per share, outstanding at September 30, 2002 was 41,603,069.

ACTIVE POWER, INC.

i

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

ACTIVE POWER, INC.
BALANCE SHEETS

(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$66,021	$80,401
Accounts receivable, net	1,740	1,723
Inventories, net	8,172	7,869
Prepaid expenses and other	976	714

Total current assets	76,909	90,707
Property and equipment, net	14,189	16,965
Investments in marketable securities	28,010	31,704

Total assets	$119,108	$139,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,176	$4,530
Accrued expenses	3,241	3,116

Total liabilities	4,417	7,646
Stockholders’ equity:
Common Stock	42	41
Treasury stock	(2)	(2)
Deferred stock compensation	(296)	(2,575)
Additional paid-in capital	214,582	214,637
Accumulated deficit	(100,356)	(80,692)
Other accumulated comprehensive income	721	321

Total stockholders’ equity	114,691	131,730

Total liabilities and stockholders’ equity	$119,108	$139,376

See accompanying notes

ACTIVE POWER, INC.
STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Product revenue	$2,185	$6,219	$7,417	$18,058
Development contract	1,000	—	3,000	—

Total revenue	$3,185	$6,219	$10,417	$18,058
Operating expenses:
Cost of product revenue	3,552	6,885	11,621	20,670
Cost of development contract	888	—	2,432	—
Research and development	2,671	4,003	7,945	11,562
Selling, general & administrative	3,178	2,908	9,405	8,571
Amortization of deferred stock compensation	109	926	1,197	3,197

Total operating expenses	10,398	14,722	32,600	44,000

Operating loss	(7,213)	(8,503)	(22,183)	(25,942)
Interest income	786	1,266	2,520	5,167
Other income (expense)	12	(123)	2	(148)

Net loss to common stockholders	$(6,415)	$(7,360)	$(19,661)	$(20,923)

Net loss per share, basic & diluted	$(0.15)	$(0.18)	$(0.48)	$(0.53)
Shares used in computing net loss per share, basic & diluted	41,415,333	40,153,164	41,132,381	39,532,822

Comprehensive loss:
Net loss	$(6,415)	$(7,360)	$(19,661)	$(20,923)
Unrealized gain (loss) – investments in marketable securities	108	—	400	—

Comprehensive loss	$(6,307)	$(7,360)	$(19,261)	$(20,923)

See accompanying notes

ACTIVE POWER, INC.
STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating activities
Net loss	$(19,661)	$(20,923)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	2,896	1,704
Retirement of fixed assets	428	—
Amortization of deferred stock compensation	1,197	3,197
Changes in operating assets and liabilities:
Accounts receivable, net	(17)	(1,481)
Inventories, net	(303)	(3,811)
Prepaid expenses and other assets	(262)	(777)
Accounts payable	(3,355)	3,913
Accrued expenses	125	1,447

Net cash used in operating activities	(18,952)	(16,731)

Investing activities
Net maturity (purchase) of short-term investments	4,094	13,983
Purchases of property and equipment	(548)	(13,724)

Net cash provided by investing activities	3,546	259

Financing activities
Net proceeds from issuance of common stock	1,026	1,489
Net proceeds from exercise of warrants	—	2,268

Net cash provided by financing activities	1,026	3,757

Change in cash and cash equivalents	(14,380)	(12,715)
Cash and cash equivalents, beginning of period	80,401	92,720

Cash and cash equivalents, end of period	$66,021	$80,005

See accompanying notes.

Active Power, Inc.
Notes to Financial Statements
September 30, 2002
(unaudited)

1.    Organization

Active Power, Inc. was founded in 1992 for the purpose of developing and commercializing advances in the field of electromechanics. Prior to 2000, we devoted our efforts principally to research and development, pursuing patent protection for our innovations, successful production of our initial prototypes, raising capital and pursuing markets for our flywheel-based power quality and energy storage products. Since 2000 we have expanded the size and scope of our operations considerably. We have increased the number of products, and broadened the types of products we sell, increased our manufacturing capabilities and capacity, and added resources in sales and service to strengthen our distribution channels.

2.    Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Form 10-K for the year ended December 31, 2001. In the opinion of management the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year.

3.    Inventory

Active Power states inventories at the lower of cost or market replacement cost, with cost being determined on a standard cost basis, which does not differ materially from actual cost.

Inventories consist of the following:

	September 30, 2002	December 31, 2001
Raw materials	$3,666,802	$4,326,357
Work in process	5,267,782	3,923,040
Finished goods	383,122	190,718
Less Reserves	(1,145,380)	(570,756)

	$8,172,326	$7,869,359

4.    Capital Structure

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss (thousands)	$(6,415)	$(7,360)	$(19,661)	$(20,923)
Basic and diluted:
Weighted-average shares of common stock outstanding	41,470,934	40,318,355	41,196,430	39,769,876
Weighted-average shares of common stock subject to repurchase	(55,601)	(165,191)	(64,049)	(237,054)

Shares used in computing net loss per share, basic andd diluted	41,415,333	40,153,164	41,132,381	39,532,822

Net loss per share, basic and diluted	$(0.15)	$(0.18)	$(0.48)	$(0.53)

5.    Legal Proceedings

In March 2002 we were named as defendants in a complaint filed in Michigan state court. The plaintiffs are seeking damages for the alleged breach of a joint venture agreement, the breach of fiduciary duties, the misappropriation of trade secrets, and the commission of other torts relating to this joint venture. Further detail is provided later in this document under the Legal Proceedings section (Item 1) of Part II. This proceeding is still in the discovery phase. Given the current stage of this action, the uncertainty of the outcome and our belief that the claims have no merit, we believe it is premature to reserve any amount for potential damages assessed against us.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements appearing elsewhere in this Form 10-Q and within our Form 10-K for the year ended December 31, 2001. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. Among the important factors which could cause actual results to differ materially include: the potential for significant losses to continue; inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; overall market performance; a slowing global economy, particularly in the primary markets served by our products, and continued decreases and/or delays in capital spending; limited product lines; inability to manufacture products of the quality necessary to be accepted in the power quality market; inability to expand our distribution channels; inability to manage new and existing product distribution relationships; our dependence on our relationship with Caterpillar; inability to successfully integrate new OEM channel partners; competition; delays in research and development; inability to increase sales volumes to fully utilize our increased manufacturing capacity; inventory risks; risks of delay or poor execution from a variety of sources; limited resources; dependence upon key personnel; inability to protect our intellectual property rights, including the possibility of an adverse outcome in the litigation in which we are currently engaged; potential future acquisitions; and the volatility of our stock price regardless of our actual financial performance. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

Overview

We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today’s digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for the lead-acid batteries used in conventional power quality installations. Leveraging our expertise in this technology and in conjunction with Caterpillar Inc., the leading maker of engine generators for the power reliability market, we have developed a battery-free uninterruptible power supply (UPS). We currently sell our CleanSource UPS primarily through Caterpillar under the Caterpillar brand name, Cat® UPS. We have also developed a battery-free DC system that is compatible with all major UPS brands, CleanSource®2 DC. We sell our CleanSource2 DC products primarily through Powerware, for whom we are an original equipment manufacturer, or OEM. We have recently completed the development of another product, GenSTART, that enhances existing power quality installations by increasing the start reliability of engine generators. We intend to distribute this product through a variety of channels including, our existing OEMs and through some independent power quality representatives. Our products are sold for use in the facilities of companies across many different industries that all share a critical need for reliable, high-quality power, such as broadcasters, hospitals, credit card processing centers, semiconductor manufacturers, pharmaceutical manufacturers, plastic manufacturers, data centers and electric utilities. These sales have been spread across several different countries from all regions of the world.

Since 1996, we have focused our efforts and financial resources primarily on the design and development of our CleanSource® line of power quality products and on establishing effective distribution channels to market our products (CleanSource2 DC and CleanSource UPS). As of September 30, 2002, we had generated an accumulated deficit of $100.4 million and expect to continue to sustain operating losses for the next several quarters. We initially funded our operations primarily through sales of shares of preferred stock, which resulted in gross proceeds of approximately $42.6 million. Based on the current spending levels and expectations in our current business plan, we believe the proceeds from our August 2000 initial public offering, approximately $138.4 million net of commissions and issuance costs, cash balances on hand prior to August 2000, and cash from product revenue and development contracts will be sufficient to meet our capital requirements through at least the next 24 months. Our cash and investments position at September 30, 2002 was $94.0 million.

Since we began commercial production, a small number of customers have accounted for the majority of our sales. During 1999, our four largest customers accounted for 89% of our sales, with our largest customer, Caterpillar and its dealer network, accounting for 39%. In 2000 and 2001, our business level with Caterpillar and its dealer network grew substantially, accounting for 96% and 87%, respectively, of our revenue due to the commercial introduction of the CleanSource UPS product line. For the first nine months of 2002, 81% of our sales revenue was to Caterpillar and its dealer network. We expect to continue to be dependent on a few OEM customers, primarily Caterpillar, for the majority of our sales for the foreseeable future.

Critical Accounting Policies

We believe the following list represents our critical accounting policies:

Revenue recognition.    We recognize product revenue when title to the product transfers to the buyer and our manufacturing obligations are complete, usually when a unit is shipped. We recognize product revenue related to units shipped for evaluation by the customer at the time the customer accepts the unit. We recognize development funding revenue as we objectively satisfy the development milestones specified in the agreements. Revenue associated with the purchase of extended warranties is deferred until the extended warranty period begins.

Bad debt.    We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Because, up to this point, we sell to a limited number of large customers (e.g., Caterpillar Inc. and Powerware), credit losses have not been significant to date. As we integrate additional distribution channels into our business, and begin selling our products to smaller, less established customers, the risk of credit losses may increase. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories.    We state inventories at the lower of cost or replacement cost, with cost being determined on a standard cost basis, which does not differ materially from actual cost. If actual future demand or market conditions are less favorable than those projected by management, or if product design changes result in excess or obsolete components, additional inventory write-downs may be required. We evaluate our inventory reserves on a quarterly basis.

Warranty costs.    We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. We evaluate the reasonableness of our warranty accrual levels on a quarterly basis.

Results of Operations

Product revenue.    Product revenue primarily consists of sales of our CleanSource line of power quality products. Sales decreased $4.0 million, or 65%, to $2.2 million for the three months ended September 30, 2002, from $6.2 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, sales decreased $10.6 million, or 59%, to $7.4 million from $18.0 million in the same period of 2001. For the three months ended September 30, 2002 we sold 41 quarter-megawatt flywheel units compared to 100 units for the same period in the prior year. In the nine months ended September 30, 2002, we sold 130 quarter-megawatt flywheel units, while we sold 306 quarter-megawatt flywheel units for the same period of 2001. We believe the decrease in revenue and units shipped was primarily attributable to a significant reduction in the market for capital equipment due, in large part, to the overall economic slowdown that has taken place in the United States and globally. In addition, during the first nine months of 2001 we benefited from several inventory-stocking orders by two Caterpillar dealers of approximately 145 units, or $7.5 million. Since the third quarter of 2001, substantially all of our sales have been to our OEM customers for specifically identified end users. The number of units in inventory stock at our OEM customers has remained relatively flat since the third quarter of 2001. Although Active Power has no obligations to its OEM customers for the inventory that they hold, a significant reduction in our OEM customers’ inventory stocking levels could negatively impact future sales. Approximately 80% and 81% of the units shipped in the third quarter of 2002 and for first nine months of 2002 compared to 91% and 68% for the same periods in the prior year were sold to our CleanSource UPS OEM partner, Caterpillar.

Development contract revenue.    Development contract revenue consists of funding paid to us by Caterpillar. In 1999 we entered into an agreement with Caterpillar to develop the Cat UPS. As part of that agreement Caterpillar provided us with $5.0 million in funding for the successful completion of several development milestones. There was no development contract revenue recorded in the first nine months of 2001. In September 2001 we signed an extension to our development agreement with Caterpillar to expand the Cat UPS product line. The extension calls for an additional $5.0 million in funding upon successful completion of certain development milestones. Since December 2001 we have completed four milestones and collected and booked $4.0 million, with $3.0 million of that recognized in the first nine months of 2002, of which $1.0 million was booked in the three months ended September 30, 2002. We expect the fifth and final milestone of this agreement to be completed, and the resulting development contract revenue to be recognized, in the fourth quarter of 2002. Although we continue to pursue partnership opportunities that can broaden our channels to market and assist our product development efforts, we currently do not have any agreements that will provide development funding beyond 2002.

Cost of product revenue.    Cost of product revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, shipping costs, and the costs of manufacturing support functions such as logistics and quality assurance. Cost of product revenue decreased $3.3 million, or 48%, to $3.6 million for the three months ended September 30, 2002, from $6.9 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, cost of product revenue decreased $9.0 million, or 44%, to $11.6 million from $20.6 million in the same period of 2001. This decrease was primarily due to the lower sales activity in 2002 compared to the same period of 2001. During 2001, we significantly expanded our manufacturing capacity by increasing our manufacturing facilities, in anticipation of future demand for our products. This has increased our fixed manufacturing expense base, which will adversely impact our gross margins until production volumes increase enough to cover the added costs of this increased manufacturing capacity. While our variable product margin (sales less materials and direct labor) was positive in the first nine months of 2002, our overall product margin was negative due, in large part, to the underutilization of our indirect manufacturing costs. Over time, we believe gross margins should improve if we can increase product volumes, thereby achieving greater economies of scale in production and in purchasing component parts, and introduce additional engineering design savings. We have also taken additional steps to scale back manufacturing capacity and spending levels given current market conditions that we believe should result in additional product margin improvements in 2003, such as a 30% reduction in manufacturing staffing levels implemented in October of 2002.

Cost of development contract.    Cost of development contract primarily consists of engineering expenses incurred related to the joint development process with Caterpillar, through which we receive development funding. For the three months ended September 30, 2002, we incurred approximately $888,000 in development contract expenses, and $2.4 million for the nine months ended September 30, 2002. We had no development contract expenses for the same periods in 2001. The margins we achieve in our development funding activities can vary considerably depending on the difficulty of each development milestone, the level of contract development we purchase from third parties and level of materials purchased. We believe our cost of development contract will decrease in the coming quarters as we near the end of development of our high power UPS product.

Research and development.    Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Research and development expense decreased $1.3 million, or 33%, to $2.7 million for the three months ended September 30, 2002, from $4.0 million for the three months ended September 30, 2001. For the nine months ended September 30, research and development expense decreased $3.6 million, or 31%, to $7.9 million in 2002 from $11.5 million in the same period of 2001. The decrease in research and development expense was driven primarily by two principal factors. The first factor was a significant reduction in development spending on a low power telecom product. Although many of the internal resources committed to this effort have been redirected to other new product initiatives, such as our high power UPS product line extension, the amount of research and development services we purchased from third parties was significantly reduced, thereby reducing our overall spending levels. The second factor was the separation of costs associated with the development of our high power UPS product line extension. These costs have been separated from R&D and recorded as a separate line on the income statement, called “cost of development contract” (see above). The impact this separate accounting for the cost of development contract has on what is reported as R&D spending will vary according to the level of activity and assignment of personnel on development contract projects. We believe that research and development expenses will increase in the first quarter of 2003 as personnel and overhead costs assigned to cost of development contracts are reabsorbed into the research and development expense. Over time we expect the shift in our development efforts from our high power 1200 kVA UPS to lower power products will reduce our project related cost and, in turn, lower our R&D spending level.

Selling, general and administrative.    Selling, general and administrative expense is primarily comprised of compensation and related costs for sales, service, marketing and administrative personnel, selling and marketing expenses, professional fees, and for product warranty and bad debt costs and reserves. Selling, general and administrative expense increased approximately $300,000, or 9%, to $3.2 million for the three months ended September 30, 2002, from $2.9 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, selling, general and administrative expense increased approximately $800,000, or 10%, to $9.4 million from $8.6 million in the same period of 2001. The increase in selling, general and administrative expense was principally due to an increase of personnel in sales, service and marketing to support sales in our distribution channels. We believe that selling, general and administrative expense will increase slightly in future periods due primarily to higher warranty costs, sales commissions, marketing promotion associated with anticipated future sales growth and additional channel development, but should decrease as a percent of sales if future sales growth occurs.

Amortization of deferred stock compensation.    Deferred stock compensation is a non-cash expense that reflects the difference between the exercise price of option grants to employees and the estimated fair value determined subsequently by us of our common stock at the date of grant. We are amortizing deferred stock compensation as an operating expense over the vesting periods of the applicable options, which resulted in amortization expense of $109,000 for the three months ended September 30, 2002 and $926,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, amortization expense decreased $2.0 million, or 63%, to $1.2 million from $3.2 million in the same period of 2001. In the third quarter the amortization expense was reduced significantly from prior quarters primarily because of the departure of one member of our management team, and the subsequent cancellation of any remaining unvested options that this individual had been granted. We expect this amortization expense to continue decreasing in the future, as the options for which we are amortizing this expense become fully vested and as other employees to whom these options were granted leave the company and any unvested options are canceled.

Interest income.    Interest income decreased $480,000, or 38%, to $786,000 for the three months ended September 30, 2002, from $1.3 million for the three months ended September 30, 2001. For the nine months ended September 30, interest income decreased $2.7 million, or 51%, to $2.5 million in 2002 from $5.2 million in the same period of 2001. This decrease is attributable to two factors. First, there was a decrease in our average cash and investments balance for the nine-month period of 2002 of $99.2 million compared to an average cash and investments balance of $129.2 million for the same nine-month period of 2001. Second, the average rate of return on our investments dropped significantly from 6.18% the first quarter of 2001 to 3.42% in the third quarter in 2002, as interest rates in the financial markets have declined over the past year.

Liquidity and Capital Resources

Our principal source of liquidity as of September 30, 2002 consisted of approximately $94.0 million of cash, cash equivalents and investments in marketable securities. Beginning this fiscal quarter, we changed the description of our cash invested in securities with maturities greater than 90 days from “Long-Term Investments” to “Investments in Marketable Securities.” We implemented this change to better represent the composition of our long-term cash investments.

In August 2000, we completed a successful initial public offering, raising approximately $138.4 million, net of commissions and issuance expenses. This was in addition to our private financing efforts, which included the sale of shares of our preferred stock, resulting in gross proceeds of approximately $42.6 million, and $9.0 million in development funding received from Caterpillar since 1999. During the nine months ended September 30, 2002, cash used by operating activities increased by $1.8 million, or 11%, to $18.5 million, compared to $16.7 million for the same period in 2001 primarily due to a reduction in accounts payable associated with the payment of equipment and construction invoices for our new manufacturing facility that were invoiced in the third fiscal quarter of 2001 and paid in the fourth fiscal quarter of 2001 and the first fiscal quarter of 2002.

For the nine months ended September 30, 2002 capital expenditures decreased $13.2 million, or 96%, to $548,000 from $13.7 million for the same period of 2001. Our expenditures in 2001 were primarily attributable to the increase in our manufacturing capacity, including several new product test lines and leasehold improvements for our new manufacturing facility. In 2002 our expenditures were limited to leasehold improvements to our engineering testing facilities and other general computer equipment and software for administrative purposes. We expect to incur approximately $200,000 to $400,000 in additional capital expenditures for the fourth quarter of 2002 primarily on additional engineering lab equipment and improvements, demonstration units, and general computer equipment and software for manufacturing, engineering and administrative purposes.

We believe our existing cash balance at September 30, 2002 will be sufficient to meet our capital requirements through at least the next 24 months, although we might elect to seek additional funding prior to that time. Beyond the next two years, our capital requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing facilities, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1%

decrease in market interest rates would decrease our interest income by approximately $900,000. Because of the short-term nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on their fair value.

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Risk Factors That May Affect Future Results

In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating Active Power and our business. These factors include, but are not limited to, the potential for significant losses to continue; inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; overall market performance; a slowing global economy, particularly in the primary markets served by our products, and continued decreases and/or delays in capital spending; limited product lines; inability to manufacture products of the quality necessary to be accepted in the power quality market; inability to expand our distribution channels; inability to manage new and existing product distribution relationships; our dependence on our relationship with Caterpillar; inability to successfully integrate new OEM channel partners; competition; delays in research and development; inability to increase sales volumes to fully utilize our increased manufacturing capacity; inventory risks; risks of delay or poor execution from a variety of sources; limited resources; dependence upon key personnel; inability to protect our intellectual property rights, including the possibility of an adverse outcome in the litigation in which we are currently engaged; potential future acquisitions; and the volatility of our stock price regardless of our actual financial performance. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

We have incurred significant losses and anticipate losses for the next several quarters.

We have incurred operating losses since our inception and expect to continue to incur losses for the next several quarters. As of September 30, 2002, we had an accumulated deficit of $100.4 million. To date, we have funded our operations principally through the sale of our stock, our product revenue and $9.0 million in development funding payments from Caterpillar. We will need to generate significant additional revenue to achieve profitability, and we cannot assure you that we will ever realize additional revenue at such levels. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we expect to continue to incur losses.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenue and may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

We have generated a total of $35.8 million in product revenue since January 1, 1998. We are uncertain whether our products will achieve market acceptance such that our revenue will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. Further, we have expanded our staff and facilities and increased our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, we will continue to incur significant losses.

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

•
the uncertainty regarding the adoption of our current and future products, including the CleanSource UPS, CleanSource2 DC and recently introduced GenSTART products, as well as our other products which are currently under development; and

•	the rate of growth of the markets for our products.

We have a substantial amount of product held as inventory by two members of the Caterpillar dealer network; if other Caterpillar dealers were to fill their orders for Cat UPS products from that dealer network inventory instead of our factory, our revenue will suffer.

During the first nine months of 2001, we sold several large UPS systems to two Caterpillar dealers that have ended up in those dealers’ inventory. If the other Caterpillar dealers were to make a concerted effort to fill their Cat UPS orders through this dealer inventory, as opposed to placing orders with Active Power, our revenue will suffer for the next several fiscal quarters. Moreover, failure to replenish the existing inventory of the Caterpillar dealer network could also negatively impact our revenue.

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

To grow our revenue, we must develop and introduce to the market new products and product enhancements in a timely manner. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance, which would substantially impair our revenue, profitability and overall financial prospects.

Failure to expand our distribution channels and manage our existing and new product distribution relationships could impede our future growth.

The future growth of our business will depend in part on our ability to expand our existing relationships with distributors, to identify and develop additional channels for the distribution and sale of our products and to manage these relationships. As part of our growth strategy, we may expand our relationships with distributors and develop relationships with new distributors. We will also look to identify and develop new relationships with additional parties that could serve as an outlet for our products. Our inability to successfully execute this strategy, and to integrate and manage our existing channel partners and any new channel relationships could impede our future growth.

We are heavily dependent on our relationship with Caterpillar. If our relationship is unsuccessful, for whatever reason, our business and financial prospects could suffer.

        If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the Cat UPS product is not successful, our business and financial prospects could suffer. During 2000 and 2001, our business level with Caterpillar and its dealer network accounted for 96% and 87% of our product revenue, respectively. For the first nine months of 2002, 81% of our sales were attributable to Caterpillar and its dealer network. Pursuant to the distribution agreement with Caterpillar, they are the exclusive distributor , subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units. Through September 30, 2002, Caterpillar has provided us with $9.0 million in funding, as part of our development agreements, to support the development of the Cat UPS product and other development efforts. In exchange for these payments, Caterpillar received co-ownership of the proprietary rights in this product. Either Caterpillar or we may license to other entities the intellectual property that we jointly own without seeking the consent of the other and the licensing party will solely retain all licensing revenue generated by licensing this intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. Caterpillar may terminate this agreement at any time by giving us 90 days’ advance written notice. We also have a distribution agreement with Caterpillar.

We depend on a limited number of OEM customers for the vast majority of our revenue and service and support functions. The loss or significant reduction in orders, or the failure to provide adequate service and support to the end users of our products, from any key OEM customer, particularly Caterpillar or Powerware, would significantly reduce our revenue.

We rely on OEM customers as a significant distribution channel because they are able to sell our products to a large number of end user organizations. We further rely on our OEM customers to provide service and support to the end users of our products because they have the experience and personnel to perform such activities. We believe that the use of OEM channels can enable our products to achieve broad market penetration, while we devote a limited amount of our resources to sales, marketing and customer service and support. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers, primarily Caterpillar. For example, in 2000, 2001 and the first nine months of 2002 our volume of business with Caterpillar and its dealers accounted for 96%, 87% and 81% of our product revenue, respectively. Therefore, the loss of our key OEM customer, Caterpillar, or a significant reduction in sales to Caterpillar and its dealers, or an increase in inter-dealer sales would significantly reduce our revenue. We have granted Caterpillar semi-exclusive worldwide rights to distribute our UPS product, provided that they meet minimum annual sales requirements. We have also granted Powerware semi-exclusive distribution rights to our CleanSource2 DC product in North America. Because we have entered into exclusive or semi-exclusive agreements for the distribution of our products with a very limited number of OEM customers, the failure of any one of these relationships, particularly Caterpillar or Powerware, would have a negative impact on our revenue.

We have no experience manufacturing our products in large quantities.

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

In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. For example, we were recently named in a lawsuit, along with Joe Pinkerton, our chairman and CEO, alleging the misappropriation of trade secrets that we describe in further detail in “Legal Proceedings” in Part II below. We may become involved in additional litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings, including the current lawsuit in which we are named as a defendant, could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

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

Our stock price may be volatile.

From January 1, 2001 through September 30, 2002, the market price of our common stock has fluctuated between $1.10 and $31.50 per share. The market price of our common stock can be expected to fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•	changes in market valuations of other technology companies, particularly those that sell products used in power quality systems;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for flywheel energy storage systems;

•	the loss of one or more key OEM customers

•	inability to expand our distribution channels; and

•	departures of key personnel.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

This information is included in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, Active Power’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective as of September 30, 2002 (a date within 90 days of the filing of this Quarterly Report on Form 10-Q).

There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to September 30, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

ACTIVE POWER, INC.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

On March 25, 2002, we, along with Joseph F. Pinkerton, III, our chairman and chief executive officer, Pinkerton Generator, Inc. (a corporation in which Mr. Pinkerton was an officer, director and the primary shareholder), and Caterpillar Inc. were named as defendants in a complaint filed in Michigan state court in the Circuit Court for the County of Wayne. The plaintiffs, Magnex Corporation, Enigma Corporation and Bergeron Corporation, and their individual principals, are seeking damages for: the alleged breach of a joint venture agreement dated June 23, 1989, which was entered into by and among Pinkerton Generator, Inc., Magnex Corp. and Enigma Corp.; the breach of fiduciary duties; the misappropriation of trade secrets; and the commission of other torts relating to this joint venture. Neither Active Power nor any of its predecessors in interest was a party to the joint venture agreement. A First Amended Complaint was filed on April 16, 2002. We were not served with the Original Complaint and Amended Complaint until April 19, 2002. This proceeding is still in the discovery phase. Both Mr. Pinkerton and we believe the claims have no merit, deny the allegations in the complaint and intend to defend ourselves vigorously.

Item 2.    Changes in Securities and Use of Proceeds.

During the third quarter of 2002, we issued an aggregate of 219,882 shares of our common stock pursuant to exercises of stock options that were granted prior to August 7, 2000 with exercise prices ranging from $0.16 to $1.39 per share. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder and appropriate legends were affixed to the share certificates issued in each such transaction.

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

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

99.1    Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2    Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)    During the fiscal quarter ended September 30, 2002, Active Power did not file any current reports on Form 8-K.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC. (Registrant)

November 11, 2002 (Date)	/s/ Joseph F. Pinkerton, III
Joseph F. Pinkerton, III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 11, 2002 (Date)	/s/ David S. Gino
David S. Gino Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)

Chief Executive Officer Certification

I, Joseph F. Pinkerton III, President and Chief Executive Officer of Active Power, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Active Power, Inc. (the “Registrant”);

2.
Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involved management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officer and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 11, 2002

/s/ Joseph F. Pinkerton, III
Joseph F. Pinkerton, III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Chief Financial Officer Certification

I, David S. Gino, Vice President, Chief Operating Officer and Chief Financial Officer of Active Power, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Active Power, Inc. (the “Registrant”);

2.
Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involved management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officer and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 11, 2002

/s/ David S. Gino
David S. Gino Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)