Form 10-K
period 2002-12-31
ACTIVE POWER INC
filed 2003-03-06
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 000-30939

ACTIVE POWER, INC.

(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	74-2961657 (I.R.S. Employer Identification No.)

2128 W. Braker Lane, B12, Austin, Texas 78758
(Address of principal executive offices, including Zip Code)

(512) 836-6464
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
Preferred Share Purchase Rights
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
[X] Yes [ ] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on the last day of registrant’s most recently completed second fiscal quarter, June 28, 2002, as reported on the Nasdaq National Market, was approximately $149 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant’s Common Stock).

As of March 3, 2003, the Registrant had 41,833,344 outstanding shares of Common Stock.

Documents Incorporated by Reference:
(Specific pages incorporated are indicated under the applicable Item herein)

Incorporated by Reference in Part No.
Our proxy statement filed in connection with our 2003 Annual Meeting of Stockholders	III

Active Power, Inc.

Unless otherwise indicated, “we,” “us,” “our,” and “Active Power” mean Active Power, Inc., including our predecessor Texas corporation. We own the trademarks CLEANSOURCE and MAKING ELECTRICITY BETTER. All other trademarks, tradenames or service marks referred to in this document are the property of their respective owners. References in this document to “$” or “dollars” are to United States of America currency.

Note on Incorporation by Reference

Throughout this report, various information and data are incorporated by reference to portions of our 2003 Proxy Statement. Any reference in this report to disclosures in our 2003 Proxy Statement shall constitute incorporation by reference of that specific material into this Form 10-K.

Special Note Regarding Forward-Looking Statements

This document contains forward-looking statements that involve substantial risks and uncertainties, such as statements concerning:

•         strategic relationships with third parties;

•         customer demand for our products;

•         growth and future operating results;

•         developments in our markets and strategic focus;

•         expansion of our product offerings and sales channels;

•         customer benefits attributable to our products;

•         technologies and operations;

•         industry trends; and

•         future economic, business and regulatory conditions.

You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned “Additional Factors That May Affect Future Results” in Item 1 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements.

PART I

ITEM 1.         Business.

Overview

We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today’s digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. Leveraging our expertise in this technology we have also developed a battery-free uninterruptible power supply (UPS) system. This system is marketed by Caterpillar, the leading maker of engine generators for the power reliability market, under the Caterpillar brand name “Cat® UPS” and by Active Power as the CleanSource UPS. We continue to broaden our product offerings and expand our available market by developing additional UPS systems to address customer needs at both higher and lower power levels. Our family of battery-free UPS products currently ranges from 150 kVA – 900 kVA, and we anticipate expanding our power range offerings during 2003.

We were founded as a Texas corporation in 1992. We changed our name from Magnetic Bearing Technologies, Inc. to Active Power, Inc. in 1996 and we re-incorporated in Delaware in 2000.

Industry Background

Power Requirements of Today’s Digital Economy

The worldwide demand for high quality electricity has been increasing over the last several years, driven in large part by growth in the use of computers, the Internet, on-line transactions and other sensitive equipment controlled by semiconductor chips. The demand for high quality electricity exists across many industries and businesses, ranging from digital broadcasting stations to plastic extrusion facilities to tire manufacturers.

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

Power disturbances are a significant concern for everything from the computers used in modern commercial and industrial processes to telecommunications equipment. Leaving these devices unprotected from disturbances can have significant and negative effects on the power user. A 2001 study by the Electric Power Research Institute estimated that electric power problems annually cost U.S. industry between $119 and $188 billion in lost data, material and productivity. Even the loss of quality power for one second at a semiconductor manufacturing plant can result in the loss of millions of dollars. As the digital economy and the use of sensitive microelectronics grows, avoiding network and equipment downtime due to power-related problems will become even more important.

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

Power Quality Systems: Uninterruptible Power Supplies and Continuous Power Systems

There are a variety of approaches that attempt to address the deficiencies of power delivered by the electric utility grid. Conventional power quality systems have been constructed from an array of devices, including batteries for short-term power disturbances, engine generators, commonly referred to as “gensets,” for longer-term outages, and control electronics to bridge the two. A short-term (seconds to minutes) energy storage device with control electronics is referred to as an uninterruptible power supply, or UPS. A UPS coupled with a genset to protect against longer-term outages (minutes to hours or days) is referred to as a continuous power system, or CPS.

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

The following diagrams depict a conventional UPS and CPS:

Limitations of Conventional UPS and CPS

Conventional battery-based UPS and CPS devices have evolved out of a makeshift combination of diesel engines, generators, automobile batteries and UPS electronics. We believe that this patchwork approach to UPS and CPS has resulted in systems that are less efficient, less reliable and more expensive than they could be otherwise. The lead-acid batteries that provide ride-through, or temporary, power for the UPS and CPS, are the most unreliable and most costly element of conventional power quality and reliability solutions. While batteries are currently the only commercially viable alternative in the 5-15 minute UPS market, lead-acid batteries have numerous problems, including:

Reliability

•         Relatively high failure rate—Batteries are prone to heat buildup and acid leaks that lead to failure;

•         Limited life based on usage—When batteries are repeatedly used at close to their maximum power output, their power output capacity can rapidly decrease, reducing the batteries’ effectiveness over time;

Cost

•         Frequent replacement required—Regardless of usage, batteries have a limited useful life and must be replaced every 2 to 6 years, depending upon the type of use, environment and other factors;

•         High maintenance—Batteries must be regularly inspected, generally every three months, to detect problems. Batteries also require periodic testing to determine their power output capacity, which degrades over time;

•         Bulky—Generally, multiple batteries forming banks or strings must be used to support UPS functions. They also must be spaced apart to prevent uncontrolled heating. Batteries therefore consume valuable space which otherwise could be allocated to revenue generating equipment;

•         Temperature sensitivity—Unless cooled by costly air conditioning systems, battery life will rapidly degrade;

Environmental

•         Toxicity—Batteries contain toxic materials such as lead and sulfuric acid; and

•         Disposal—State and federal environmental regulations governing battery disposal are rigorous and costly.

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

Active Power’s Products

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

CleanSource DC can run in conjunction with or can replace battery strings used in UPS and CPS systems and can replace the batteries now used with fuel cells and microturbines to meet peak power demands. This system is available in a variety of delivered power ratings up to 500 kW per flywheel system. We also can configure the units in parallel to achieve higher power. CleanSource DC has been designed for much longer service intervals and more extreme environments than typical lead-acid battery installations. Our first CleanSource DC unit was placed in service in March 1997. In September 2001 we commercially launched our second-generation CleanSource DC product, CleanSource2 DC. Compared to its predecessor, the CleanSource2 DC has a much faster recharge time and a reduced part count. Our installed CleanSource DC and CleanSource2 DC units have accumulated over 2.2 million hours of field operation.

CleanSource® UPS

Building on the technological success of CleanSource DC, we created a battery-free UPS, CleanSource UPS, which is the primary focus of our current sales efforts. Historically, a UPS is created by coupling together two components—a string or strings of batteries and control electronics. CleanSource UPS integrates UPS electronics and our flywheel energy storage system into a single power quality solution. Our installed CleanSource UPS units have accumulated over 2.0 million hours of field operation.

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

Due to its unique design, CleanSource UPS can be competitively priced versus the installed cost of a conventional battery-based UPS. Due to its high efficiency and long service life, we believe that the total cost of ownership of CleanSource UPS, which includes the purchase price, installation, maintenance and energy costs accumulated over a ten year period, is less than half of that of conventional battery-based systems. We designed CleanSource UPS to be compatible with new and installed standby generators, extending their application to use in a CPS. We continue to expand the power range offerings of our CleanSource UPS product line. We expect to extend our range of existing UPS products, currently at 150 kVA – 900 kVA, to 65 kVA – 1200 kVA during the first half of 2003.

GenSTART. In late 2002 we introduced our GenSTART system, an innovative battery-free starting system that increases the start reliability of up to 8 megawatts (MW) of multiple backup engine generator systems. Similarly, we introduced the GenSTART module, which supplies 1725 cold-cranking amps (the true measure of battery performance) to the generator. Both products eliminate the main point of start failure for generators: dead or weak batteries. The GenSTART system provides 250 kW of power to the start modules to increase the start reliability of the overall configuration, while the GenSTART modules convert 480 Volts AC from a UPS to 24 Volts DC to feed the generator starter.

Future Products. We are currently engaged in new product development initiatives relating to our UPS product line. One of these development initiatives is directed at allowing up to three of our 1200 kVA UPS systems to be used in parallel, thereby supporting loads up to 3600 kVA. This effort should allow us to address the multi-megawatt market for power quality equipment by offering our customers a large enough building block to deal with their multi-megawatt power quality needs. We are also working on extended runtime options for our existing and expanded UPS product line.

Our Business Strategy

Our goal is to become a leading supplier of power quality and reliability equipment and services. Key elements of our strategy include:

Design, Manufacture And Market Optimal Solutions For Targeted Markets

We design products for specific markets. Our first products, CleanSource DC and CleanSource UPS, put this principle into practice. With CleanSource DC, we created a flywheel product to meet the specific needs of the UPS market. In so doing, we overcame the design constraints that had hampered preceding flywheel programs to produce the first commercially viable alternative to lead-acid batteries. Building on that success, we developed our second product, the CleanSource UPS, the world’s most efficient and compact UPS to specifically address the market’s growing desire for compact and reliable power protection. We intend to continue to identify market needs for the power industry and design products to address those specific needs.

Leverage Our Core Technologies to Develop Next Generation Products

We intend to continue to use our expertise in advanced electromechanical technologies, combined with an integrated solutions approach, to create innovative products that lower the cost and increase the quality of electric power. We intend to expand our product line to meet customer needs at both lower and higher power levels. We are also leveraging our UPS knowledge to develop new extended runtime product options.

Distribute and Market our Existing Products through Multiple Channels

We currently sell our product through a hybrid distribution model. We sell our higher power CleanSource UPS products and our CleanSource DC products through leading original equipment manufacturer customers, or OEM customers. We believe that this channel enables us to rapidly introduce our products into established customer and dealer networks and promote the adoption of our new technologies. The OEM customers also give our technology credibility and ease its acceptance in the marketplace. To date, our most important OEM relationship is with Caterpillar, a worldwide distributor of the CleanSource UPS product line. Additionally, we have consolidated the domestic OEM distribution of our CleanSource DC product with a leading UPS company, Powerware Corporation, a business unit within Invensys plc. Beginning in 2003, we intend to broaden our channels to market by selling our Active Power branded UPS, CleanSource2 DC and GenSTART products through several manufacturer’s representatives throughout North America and in several other global regions. We anticipate that this new sales and distribution channel will increase our end user interaction and allow us to respond to customer needs more quickly, and will enable us to sell more products in the lower power ranges where this distribution model is more common. We believe this hybrid distribution model will provide us the broadest market coverage and gives us the best opportunity to increase customer awareness and sell our products.

Outsource Components to Rapidly Scale Manufacturing

We intend to continue to outsource as many non-proprietary hardware and electronics components as possible by maintaining and building on multiple supplier relationships so that we can respond quickly to significant increases in demand. We intend to internally focus on the final assembly and testing of our products, decreasing production cycle times and increasing volume production capability.

Aggressively Protect Our Intellectual Property

We seek to aggressively identify and protect our key intellectual property, primarily through the use of patents. We believe that a policy of actively protecting intellectual property is an important component of our strategy to serve as a leading innovator in power quality technology and will provide us with a long-term competitive advantage.

Market Opportunities

The Electric Power Research Institute estimates that power disturbances cost U.S. businesses between $119 and $188 billion each year. According to industry sources, businesses are spending billions annually on power quality and reliability products in an attempt to reduce these losses. Our existing products and products currently under development are targeted at the $1.3 billion, 50 kVA and up, segment of the $5.6 billion UPS market. We believe that our products are superior alternatives to conventional UPS and CPS products and should be able to penetrate this segment of the power quality industry. To capture more of the UPS market, we are expanding our product line by adding products that focus on the higher and lower power segments of the market, and with longer runtime options than we currently offer. With our current and future products we intend to focus on the following industry opportunities:

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

Commercial Facilities. Many commercial facilities such as office buildings, hospitals, broadcast TV, and government facilities now have a large number of computers or servers. Historically, these businesses and their personal computer networks have been unprotected from power disturbances or have only been spot-protected with a small PC UPS under each person’s desk. A single CleanSource UPS system can protect as few as 200 PCs more cost effectively than many small PC UPS products.

Retrofit Market. Caterpillar has the largest installed base of standby generators, or generators that are not coupled with a UPS, in the world. As even a brief power outage can cause an extended shutdown of sensitive electronic equipment, many of the customers that rely on standby generators for long-term power outages can no longer afford the five to ten second outage while the generator starts and therefore need to add a UPS for short-term protection. While a lead-acid battery based UPS can be used to upgrade a standby generator into a CPS, Caterpillar sells our CleanSource UPS and does not offer a battery-based UPS. We believe that upgrading, or retrofitting, a portion of Caterpillar’s approximately 300,000 installed gensets worldwide by adding our CleanSource UPS, thereby creating a CPS, represents a significant market opportunity.

Distributed Generation. Fuel cells, gensets and microturbines, which allow users to bypass the electric utility grid by generating power locally, represent potential markets for our CleanSource products. These distributed generation technologies currently cannot respond effectively to rapid changes in electric power demands, or loads, due to their slow response capability. CleanSource DC can absorb sharp peaks in electrical demand, allowing a microturbine, genset or fuel cell to be sized for the average power requirement of the customer. This combination provides a cost competitive alternative to buying a large enough fuel cell, genset or microturbine to handle both peak and average electrical demands. In addition, CleanSource UPS can seamlessly transfer a customer load from electric utility grid power to fuel cell, genset or microturbine standby power in the event of a utility outage.

Strategic Relationships

Caterpillar

In 1999 we established a strategic relationship with Caterpillar, granting Caterpillar the worldwide right to distribute many of our CleanSource UPS products under the “Cat UPS” brand name. Caterpillar is a market leader in new genset sales and has the largest installed base of existing standby generators in the world. By offering the Cat UPS with a standby genset, Caterpillar can transform a standby power system into a CPS. The combined solution reduces maintenance cost and increases reliability relative to traditional CPS products. Moreover, because Caterpillar’s product line now includes both a UPS and a genset, Caterpillar is now selling, installing and servicing a complete CPS under a single brand name. We believe that this total solution gives both Caterpillar and us a significant competitive advantage in the power quality market.

UPS Development Agreement. We entered into a development agreement with Caterpillar in January 1999 for the creation and distribution of Cat UPS marketed under the Caterpillar brand name. Under the development agreement, Caterpillar provided $5.0 million in funding to support the initial development of the Cat UPS. In 2001 Caterpillar agreed to provide us with another $5.0 million in funding for the development of a high power electronics platform that will complement the Cat UPS. During 2002 we completed the remaining development milestones associated with the $5.0 million in funding and collected the final four $1.0 million development payments on a quarterly basis. We expect to make initial product shipments of this new high power UPS in the first half of 2003.

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

Distribution Agreement. We also have a distribution agreement with Caterpillar. During 2000, 2001 and 2002, we received approximately 96%, 87% and 81%, respectively, of our product revenue from Caterpillar and its dealer network under this agreement. The principal provisions of this agreement are summarized below:

•         Caterpillar has semi-exclusive worldwide rights to distribute Cat UPS under the Caterpillar brand name;

•         If Caterpillar meets minimum semi-annual sales requirements, we will not sell Cat UPS to specifically identified competitors of Caterpillar until January 1, 2007 or the termination of the distribution agreement; and

•         We will provide Caterpillar the same warranty Caterpillar provides its customers procuring electric power generation products (one year from delivery).

Caterpillar may continue to distribute Cat UPS until January 1, 2007. At such time the agreement will continue for additional six-month periods unless either party provides to the other, within ninety days of the end of a period, written notice of its decision not to renew the distribution agreement. The agreement may also be terminated by Caterpillar if we fail to cure any material breach by us, if the Cat UPS we manufacture consistently and materially fails to meet our published specifications, or if we substantially and continuously fail to meet agreed shipment dates for products ordered by Caterpillar. Finally, either party may terminate in the event of a change in control of the other. To date, sales by Caterpillar have been well short of the contractual minimums; however, we have continued to work with Caterpillar as our primary UPS OEM customer and have not sold the UPS to any of Caterpillar’s identified competitors.

Powerware

We have consolidated the distribution channels for our CleanSource2 DC product by establishing a strategic relationship with Powerware. In 2001 we granted Powerware the semi-exclusive right to distribute the CleanSource2 DC product in North America. Powerware is a global leader in power systems technology and has a broad range of UPS products and services available worldwide. Powerware sells and services the CleanSource2 DC product with its uninterruptible power systems, delivering an integrated battery-free power solution. Powerware has a well established sales and service network that allows it to provide an effective sales channel and quality service to our end users around the world.

Distribution Agreement. We have a distribution agreement with Powerware for the CleanSource2 DC. This agreement was entered into on August 28, 2001, and has an initial term lasting through March 31, 2003. The principal provisions of this agreement are summarized below:

•         Powerware has semi-exclusive North America distribution rights to the CleanSource2 DC with branding and marketing being joint between Powerware and Active Power;

•         Powerware has committed to minimum levels of spending in marketing and sales to launch the product;

•         Powerware’s global service force will service the CleanSource2 DC units;

•         Powerware’s price from Active Power is volume dependent; and

•         We will provide Powerware the same warranty Powerware provides its customers procuring power systems products (one year from the date of shipment).

The agreement provides for renewal terms of one year based on performance under the agreement and allows either party to terminate with 60 days notice prior to the expiration of the initial term or any renewal term. We plan to continue to sell our CleanSource2 DC products through Powerware, and are currently negotiating changes to our existing agreement that are acceptable to both parties, including Active Power’s ability to augment the Powerware OEM channel by selling CleanSource2 DC products through its manufacturer’s representatives.

Sales, Marketing and Support

Sales and Marketing

For the last several years our sales activity was focused principally on training and supporting our OEM customers. In 2002 we hosted numerous Caterpillar dealers and Powerware sales representatives to promote awareness of our UPS and DC products and to demonstrate the capabilities and market opportunities of these products We further implemented several programs aimed at increasing OEM engagement and focusing on selling our products. We also conducted several intensive sales programs in conjunction with our OEM customers throughout the United States and in Europe. These sales blitzes were used to increase product awareness and to generate sales leads for the OEM customer.

In 2003, we believe that expanding our distribution channels will increase product acceptance and help us build upon the success of the OEM channel we have established. We plan to complement our OEM channels by using manufacturer’s representatives for certain products and regions to increase our market coverage. We employ a small, geographically dispersed sales force to assist our channel partners in their sales efforts.

Our marketing efforts are currently geared toward developing and sustaining key relationships with our channel partners, participating in tradeshows to promote and launch our products, and training for the salespeople employed by our channel partners. We also work with OEM partners on promotional activities such as advertising development, direct mail and telemarketing strategies. We use our marketing resources to stimulate end user sales through trade press articles, participation in industry conferences and limited direct mail to specific power quality customers. In 2003, we intend to increase our marketing efforts in support of our manufacturer’s representatives and more actively promote our Active Power branded products.

Service and Support

Similar to our sales and marketing activities, we spent the majority of 2002 educating our OEM customers on the service and maintenance of our products. We believe their engagement will reduce the need for a large internal support organization by enabling our OEMs to provide installation, service and primary support to their customers. We hosted numerous Caterpillar dealers and Powerware employees at our facility for product and service training. All of our OEM customers must be certified by Active Power in order to service our products.

In 2003, we will continue our OEM service support and training. In addition, to complement the manufacturer’s representatives who will begin selling our products, we are also engaging third party service providers to provide service and maintenance for our products. Training of these service providers is currently underway. We believe that our service organization, including Active Power employees, our OEM customers and third party service providers, will be adequate to provide the quick service response demanded by customers in the power quality market.

Our Customers

Through 2002, our primary customers have been OEMs. To date, our most significant OEM customer is Caterpillar, which distributes CleanSource UPS under its brand name. In 2001 we also entered into a semi-exclusive arrangement with Powerware to distribute our CleanSource2 DC product and expect this relationship to continue.

We intend to continue to evaluate selected development and distribution partnerships to develop and distribute our future products into selected markets and achieve the best and broadest market penetration.

End use industries for our products include plastics manufacturers, hospitals, credit card processors, advanced data centers, broadcasters, semiconductor manufacturers, pharmaceutical manufacturers, and electric utilities. We see this broad industry application continuing through 2003, as we believe that our products address the power quality requirements of a wide range of industries. We further believe that new products under development will provide us further inroads into these industries.

During 2000, 2001 and 2002, Caterpillar and its dealer network accounted for 96%, 87% and 81%, respectively, of our total revenue. During 2002 Powerware accounted for approximately 12% of our total revenue. No other customer accounted for more than 1%, 7% and 2%, respectively, of our revenue during 2000, 2001 and 2002. Due to Caterpillar’s semi-exclusive CleanSource UPS distribution rights, we anticipate that revenue from Caterpillar will comprise the largest single percentage of our revenue in 2003 from any customer.

Technology

Flywheel Energy Storage System

Our patented flywheel energy storage system stores kinetic energy — energy produced by motion — by spinning a compact rotor constantly in a low-friction environment. When the user requires short-term back-up power — i.e., when the electric power used to spin the flywheel fluctuates or is lost — the wheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity for short periods. We believe that, relative to other energy storage alternatives, our system provides high quality, reliable power at the lowest cost.

Over the past 20 years, attempts at commercializing flywheel systems have been based on technology used in aerospace applications, such as satellite momentum control, that attempt to maximize the amount of stored energy with the absolute minimum system weight. Cost has been a secondary concern for such applications. As a result of these design goals, these flywheel designs require extremely high rotational speeds in excess of 50,000 rotations per minute. In order to achieve such high speeds, the flywheel must be made of expensive materials, such as composite carbon fiber. As a result, high-speed flywheel concepts require a number of expensive safety systems, including extensive inertial containment and “active” magnetic bearing systems that use sophisticated computer controls to continuously monitor the position and balance of the flywheel.

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

The flywheel rotor is designed to spin in a near frictionless environment by the use of a low-cost, combination magnetic and mechanical bearing system. The friction in the spinning chamber is further reduced by the creation of a partial vacuum, which reduces the amount of air in the chamber that otherwise creates drag on the flywheel rotor. The flywheel rotor stores energy in the form of kinetic energy by constantly rotating within the vacuum container. As the flywheel rotor slows down when a user requires power, the rotor’s magnetism is increased as it rotates past copper coils contained in the armature to generate constant output power. This enables the flywheel system to provide between ten and sixty seconds of electricity during power disturbances. While a lead-acid battery can typically provide back-up power for a much longer period, this capability usually is not required. Our flywheel-based system can provide ride-through, or temporary, power for the majority of power disturbances, such as voltage sags and surges, and can bridge the gap between a power outage and the time required to switch to generator power.

We have verified our flywheel design with both internal and external three-dimensional finite element analysis, as well as tests designed to determine the flywheel’s safety at varying speeds. We test each flywheel rotor with stringent quality control methods. These tests have demonstrated a factor of safety consistent with common industrial machines such as large motors and generators.

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

Our newest addition to the CleanSource UPS family is the high power, 1200 kVA UPS, which is scheduled for commercial launch in the first half of 2003. This product actually uses a separate power electronics platform than the CleanSource UPS systems in the 150 kVA– 900 kVA power ranges. With its compact and efficient design, our

1200 kVA product gives us a significant competitive advantage in the megawatt-class UPS market, which is currently served by only a few battery-free companies.

GenSTART Generator Start Enhancement

To enhance the overall system reliability of power quality systems that utilize backup generators, we have patented a method to draw power from a UPS (either our own integrated flywheel UPS or a third-party manufacturer’s UPS) to supply 24 DC volts of starting power to a genset to augment or replace the typical starter battery, which is the cause of most generator start failures. When taking advantage of this starting power, the reliability of the entire CPS solution can be enhanced up to 10 times.

Research and Development

We believe that our research and development efforts are essential to our ability to successfully deliver innovative products that address the needs of our customers as the market for power quality products evolves. Our research and development team works closely with our marketing and sales team and OEMs to define product requirements to address the specific needs of the power quality market. Our research and development expenses were $9.9 million, $14.9 million and $10.7 million in 2000, 2001 and 2002, respectively. We anticipate maintaining significant levels of research and development expenditures in the future, although our research and development expenses should decrease as a percentage of sales revenue as sales volume increases. At December 31, 2002, our research, development and engineering team consisted of 57 engineers and technicians.

Manufacturing

We source the majority of our components from contract manufacturers to enhance our ability to scale our operations and minimize cost. This approach allows us to respond quickly to customer orders while maintaining high quality standards.

Our internal manufacturing process consists of the fabrication of certain components, as well as the assembly, functional testing and quality control of our finished products. We also test components, parts and subassemblies obtained from suppliers for quality control purposes.

We have entered into long-term agreements with some of our key suppliers, but currently purchase most of our components on a purchase order basis. Although we use standard parts and components for our products where possible, we purchase a particular type of power module from Semikron International, which is a single source supplier. We, and our power module supplier, currently maintain buffer stocks to avoid potential supply disruptions. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components.

During 2001 we substantially expanded our manufacturing facilities and capacity in order to support our projected volume demand for our products. Economic conditions and business levels during the second half of 2001 and 2002 were slower than what we anticipated. In response to this, and in an effort to reduce our cash consumption, we reduced our manufacturing workforce by approximately 30% in the fourth quarter of 2002. We believe that our current workforce, facilities and inventory levels will be sufficient to handle our near term sales demand. Over time we will need to hire additional manufacturing personnel to address increasing sales volumes.

Proprietary Rights

We rely on a combination of patents and trademarks, as well as confidentiality agreements and other contractual restrictions with employees and third parties, to establish and protect our proprietary rights. We have filed over 35 patent applications before the United States Patent and Trademark Office, 32 of which have issued as patents. Additionally, we have made a concerted effort to obtain patent protection abroad for Active Power’s technology by continuing to file patent applications in Europe and Asia. Our patent strategy is critical for preserving our rights in and to the intellectual property embodied in our CleanSource product line and newer technologies. As a manufactured, tangible device that is sold rather than licensed, our products do not qualify for copyright or trade secret protection. To enforce our ownership of such technology, we principally rely on the protection obtained through the patents we own, as well as state unfair competition laws. We intend to aggressively protect our patents, which would include bringing legal actions if we deem it advisable.

We own the registered trademarks ACTIVE POWER, ACTIVE POWER + LOGO, CLEANSOURCE and MAKING ELECTRICITY BETTER in the United States. All other trademarks, service marks or trade names referred to in this document are the property of their respective owners.

Competition

The power quality and power reliability markets are intensely competitive. The principal bases of competition are system reliability, service, cost, including initial cost and total cost of ownership, brand recognition, availability and adequate distribution channels.

Our CleanSource DC product competes with makers of lead-acid batteries and groups that are developing their own battery-free technologies for UPS applications. Substantially all of the sales of DC product for UPS applications are comprised of lead-acid batteries rather than battery-free technologies, such as CleanSource DC. Of the makers of battery-free products, Piller and Hitec are the only companies currently offering flywheel energy storage systems that directly compete with the CleanSource DC. The Piller flywheel is only available with Piller’s proprietary UPS system. In the 500 kW and lower power range, we believe that we have a substantial majority of the installed base of flywheel products. In the overall flywheel market, we believe that Piller and we each have approximately half of the installed flywheel units. Examples of other technologies potentially competitive with CleanSource DC include high-speed composite flywheels, ultra capacitors and superconducting magnetic energy storage. To date, however, we believe that none of these technologies has achieved a sufficient presence in our market to be considered a competitor.

The CleanSource UPS competes with primarily with battery-based UPS manufacturers such as Powerware, Liebert and MGE UPS Systems, of which Powerware is also a CleanSource DC distributor. When sold in conjunction with a standby generator, the CleanSource UPS also competes with battery-free systems from Piller, Hitec and EuroDiesel. The successful market penetration of the CleanSource UPS depends on our ability to compete with existing double-conversion, battery-based UPS systems. Our current product has a shorter runtime than the battery-based systems (approximately 15 seconds as compared to 5-15 minutes) and also a greater installed cost. However, the CleanSource UPS offers a lower life-cycle cost, higher efficiency, broader power range and a more compact footprint that allows us to compete successfully with these alternatives.

As we introduce the 1200 kVA CleanSource UPS in early 2003, we anticipate competing with the same group of competitors mentioned above. However, this mega-watt class UPS market currently comprises the largest percentage of battery-free UPS systems in the UPS market. We believe the broader market acceptance of battery-free technologies in this power range will strengthen our competitive position and increase our potential market penetration.

Employees

At December 31, 2002, we had 164 employees, with 57 engaged in research, development and engineering, 60 in manufacturing and sourcing, 28 in sales, marketing and customer support, and 19 in administration, information technology and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Free Real-Time Access to SEC Filings

Since at least November 15, 2002, the Company has provided free access to its SEC filings on the same day the reports are filed, via a link to FreeEDGAR® on the Company’s website, which is located at www.activepower.com.

Risk Factors That May Affect Future Results

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating Active Power and our business. These factors include, but are not limited to, the potential for significant losses to continue; inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; overall market performance; a slowing global economy, particularly in the primary markets served by our products, and continued decreases and/or delays in capital spending; limited product lines; inability to manufacture products of the quality necessary to be accepted in the power quality market; inability to expand our distribution channels; inability to manage new and existing product distribution relationships; our current dependence on our relationship with Caterpillar; inability to successfully integrate new OEM channel partners; competition; delays in research and development; inability to increase sales volumes to fully utilize our manufacturing capacity; inventory risks; risks of delay or poor execution from a variety of sources; limited resources; dependence upon key personnel; inability to protect our intellectual property rights, including the possibility of an adverse outcome in the litigation in which we are currently engaged; potential future acquisitions; and the volatility of our stock price regardless of our actual financial performance. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

We have incurred significant losses and anticipate losses for the next several quarters.

We have incurred operating losses since our inception and expect to continue to incur losses for the next several quarters. As of December 31, 2002, we had an accumulated deficit of $108.3 million. To date, we have funded our operations principally through the sale of our stock, our product revenue and $10.0 million in development funding payments from Caterpillar. We will need to generate significant additional revenue to achieve profitability, and we cannot assure you that we will ever realize additional revenue at such levels. We also expect to incur significant product development, sales and marketing and administrative expenses and, as a result, we expect to continue to incur losses for the next several quarters.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenue and may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

We have generated a total of $37.9 million in product revenue since January 1, 1998, with approximately $9.5 million generated in 2002. We are uncertain whether our products will achieve market acceptance such that our revenue will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. Further, we have expanded our staff and facilities and increased our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, we will continue to incur significant losses.

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

We have a substantial amount of product held as inventory by two members of the Caterpillar dealer network. If other Caterpillar dealers were to fill their orders for Cat UPS products from that dealer network inventory instead of our factory, our revenue will suffer.

During the first nine months of 2001, we sold several large UPS systems to two Caterpillar dealers that have remained in those dealers’ inventories rather than be sold to end user customers. If the other Caterpillar dealers were to fill their Cat UPS orders through this dealer inventory, as opposed to placing orders with Active Power, our revenue will suffer for the next several fiscal quarters. Moreover, failure to replenish the existing inventory of the Caterpillar dealer network could also negatively impact our revenue.

Our business is dependent on the market for power quality products and the health of the overall economy, and if this market does not expand as we anticipate, if alternatives to our products are successful, or if the downturn in the economy continues to limit capital spending, our business will suffer.

The market for power quality products is rapidly evolving and it is difficult to predict its potential size or future growth rate. Most of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, may be reluctant or slow to adopt a new approach. Moreover, our current products are alternatives to existing UPS and battery-based systems and may never be accepted by our customers or may be made obsolete by other advances in power quality technologies. Improvements may also be made to the existing alternatives to our products that could render them less desirable or obsolete. Furthermore, our business depends on capital expenditures by organizations, which tend to decrease when the U.S. or global economy slows. Our business has suffered during the recent economic slowdown, and will continue to suffer if the slowdown continues.

The impact of global economic conditions on our customers may cause us to fail to meet analyst and investors’ expectations, which would negatively impact the price of our stock.

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

We have limited product offerings and our success depends on our ability to develop in a timely manner new and enhanced products that achieve market acceptance.

To grow our revenue, we must develop and introduce to the market new products and product enhancements in a timely manner. Specifically, our ability to capture significant market share depends on our ability to develop and market extensions to our existing UPS product line at higher and lower power range offerings, and on our ability to develop and market extended runtime products. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance, which would substantially impair our revenue, profitability and overall financial prospects.

Failure to expand our distribution channels and manage our existing and new product distribution relationships could impede our future growth.

The future growth of our business will depend in part on our ability to expand our existing relationships with distributors, to identify and develop additional channels for the distribution and sale of our products and to manage these relationships. As part of our growth strategy, we may expand our relationships with distributors and develop relationships with new distributors. We will also look to identify and develop new relationships with additional parties that could serve as an outlet for our products. For example, we recently broadened our sales and distribution channel by offering our products through manufacturer’s representatives throughout North America and internationally. Our inability to successfully execute this strategy, and to integrate and manage our existing OEM channel partners, Caterpillar and Powerware, and our new manufacturer’s representatives could impede our future growth.

We are heavily dependent on our relationship with Caterpillar, our primary OEM customer. If our relationship is unsuccessful, for whatever reason, our business and financial prospects could suffer.

If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the Cat UPS product is not successful, our business and financial prospects could suffer. During 2002, 2001 and 2000, our business level with Caterpillar and its dealer network accounted for 81%, 87% and 96% of our product revenue, respectively. Pursuant to the distribution agreement with Caterpillar, they are the exclusive distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units. Through December 31, 2002, pursuant to our development agreements Caterpillar has provided us with $10.0 million in funding to support the development of the Cat UPS product line and other development efforts. In exchange for these payments, Caterpillar received co-ownership of the proprietary rights in this product. Either Caterpillar or we may license to other entities the intellectual property that we jointly own without seeking the consent of the other and the licensing party will solely retain all licensing revenue generated by licensing this intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. Caterpillar may terminate this agreement at any time by giving us 90 days’ advance written notice. We also have a distribution agreement with Caterpillar.

We have no experience manufacturing our products in large quantities.

To be financially successful, we will have to manufacture our products in commercial quantities at acceptable costs while also preserving the quality levels we achieved when manufacturing these products in more limited quantities. This presents a number of technological and engineering challenges for us. We have not previously manufactured our products in high volume. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and product standards or production volumes required to successfully manufacture large quantities of our products. Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers.

In 2001 we expanded our manufacturing facility based on anticipated sales volume increases. If we do not achieve these forecasted sales volumes, we will underutilize our manufacturing capacity and our business will suffer.

In May 2001 we completed a 127,000 square foot facility used for manufacturing and testing our three-phase product line, including our DC and UPS products. In order for us to fully utilize the capacity of the facility and spread out its associated overhead, we must achieve significantly higher sales volumes. If we do not reach these sales volumes, or if we cannot sell our products at our suggested prices, our ability to reach profitability will be materially limited.

Quality problems relating to one or more of our new or existing products could negatively impact the market’s acceptance of our products and cause us to miss our revenue goals and/or to incur significant liability.

Because of the nature of the power quality and reliability market, quality problems attributable to the CleanSource DC, UPS or GenSTART product lines could significantly affect the market’s perception of our technology and slow or limit their acceptance. This would substantially impair our revenue prospects. Moreover, quality problems for our product lines could cause us to delay or cease shipments of products, or recall products, thus impairing our revenue or cost targets. In addition, while we seek to limit our liability as a result of product failures or defects through warranty and other limitations, if one of our products fails then a customer could suffer a significant loss and seek to hold us responsible for that loss.

We are subject to increased inventory risks and costs because we outsource the manufacturing of components of our products in advance of binding commitments from our customers to purchase our products.

To assure the availability of our products to our customers, we outsource the manufacturing of components prior to the receipt of purchase orders from customers based on their forecasts of their product needs and internal product sales revenue forecasts. However, these forecasts do not represent binding purchase commitments and we do not recognize revenue for such products until the product is shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. As demand for our products may not materialize, this product delivery method subjects us to increased risks of high inventory carrying costs, obsolescence and excess, and may increase our operating costs. In addition, we may from time to time make design changes to our products, which could lead to obsolescence of inventory.

We depend on sole source and limited source suppliers for certain key components, and if we are unable to buy these components on a timely basis, our delayed ability to deliver our products to our customers may result in reduced revenue and lost sales.

At current sales levels we purchase several component parts from sole source and limited source suppliers. As a result, if our suppliers receive excess demand for their products, we may receive a low priority for order fulfillment as large volume customers will receive priority. If we are delayed in acquiring components for our products, the manufacture and shipment of our products also will be delayed. We are, however, continuing to enter into long-term agreements with our sole suppliers and other key suppliers, when available, using a rolling sales volume forecast to stabilize component availability. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components. Some of these delays may be substantial. As a result, we purchase several components in large quantities to protect our ability to deliver finished products. If we overestimate our component requirements, we may have excess inventory, which will increase our costs. If we underestimate our component requirements, we will have inadequate inventory, which will delay our manufacturing and render us unable to deliver products to customers on scheduled delivery dates. If we are unable to obtain a component from a supplier or if the price of a component has increased substantially, we may be required to manufacture the component internally, which will result in delays. Manufacturing delays could negatively impact our ability to sell our products and could damage our customer relationships.

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

In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. For example, we were recently named in a lawsuit, along with Joe Pinkerton, our chairman and chief executive officer, alleging the misappropriation of trade secrets that we describe in further detail in “Legal Proceedings” in Item 3 of Part I below. We may become involved in additional litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings, including the current lawsuit in which we are named as a defendant, could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

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

Provisions of our certificate of incorporation and bylaws could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable. Additionally, in December of 2001 our board of directors approved a stockholder rights plan, which would require a potential acquiror to negotiate directly with our board of directors regarding any planned acquisition. We also are subject to the anti-takeover laws of the State of Delaware, which may further discourage, delay or prevent someone from acquiring or merging with us. In addition, our agreement with Caterpillar for the distribution of CleanSource UPS provides that Caterpillar may terminate the agreement in the event we are acquired or undergo a change in control. The possible loss of our most significant customer could be a significant deterrent to possible acquirers and may substantially limit the number of possible acquirers. All of these factors may decrease the likelihood that we would be acquired, which may depress the market price of our common stock.

Our stock price may be volatile.

From January 1, 2001 through December 31, 2002, the market price of our common stock has fluctuated between $1.10 and $31.50 per share. The market price of our common stock can be expected to fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

•          loss of one or more key OEM customers;

•          inability to expand our distribution channels; and

•          departures of key personnel.

ITEM 2.         Properties.

As of December 31, 2002, our corporate headquarters facility, which houses our administrative, engineering, information systems, marketing, sales and service and support groups, consists of approximately 48,896 square feet in Austin, Texas. We lease our corporate headquarters facility pursuant to a lease agreement that expires in March 2003. Our manufacturing facility of approximately 127,000 square feet is also located in Austin, Texas. The total monthly lease payments due under all our facility leases are approximately $134,000. Our total monthly lease space will decrease by 26,746 square feet and lease payments to approximately $97,000 when we complete the consolidation of our sales, marketing, service, advanced development and administrative organizations into our manufacturing facility, which we anticipate will be completed by the end of our first fiscal quarter of 2003.

ITEM 3.         Legal Proceedings.

On March 25, 2002, we, along with Joseph F. Pinkerton, III, our chairman and chief executive officer, Pinkerton Generator, Inc. (a corporation in which Mr. Pinkerton was an officer, director and the primary shareholder), and Caterpillar Inc. were named as defendants in a complaint filed in Michigan state court in the Circuit Court for the County of Wayne. The plaintiffs, Magnex Corporation, Enigma Corporation and Bergeron Corporation, and their individual principals, are seeking damages for: alleged breach of a joint venture agreement dated June 23, 1989, which was entered into by and among Pinkerton Generator, Inc., Magnex Corp. and Enigma Corp.; breach of fiduciary duties; misappropriation of trade secrets; and the commission of other torts relating to this joint venture. Neither Active Power nor any of its predecessors in interest was a party to the joint venture agreement. A First Amended Complaint was filed on April 16, 2002. We were not served with the Original Complaint and Amended Complaint until April 19, 2002.

In January 2003, Active Power, and the other defendants, have sought the removal of this case to the United States District Court for the Eastern District of Michigan. The plaintiffs have since sought to remand the case back to Michigan state court in the Circuit Court for the County of Wayne; however, the judge has not yet ruled on this motion as of March 7, 2003. Both Mr. Pinkerton and we believe the claims have no merit, deny the allegations in the complaint and intend to defend ourselves vigorously. This proceeding is in the discovery phase, and we are therefore unable to determine the ultimate outcome of this claim at this time.

ITEM 4.         Submission of Matters to a Vote of Security Holders.

We did not submit any matters to the vote of our stockholders during the fourth quarter of fiscal 2002.

PART II

ITEM 5.         Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock has been quoted on the Nasdaq National Market under the symbol “ACPW” since our initial public offering on August 7, 2000. Prior to our initial public offering, there had been no public market for our common stock. The following table lists the high and low per share closing sales price for our common stock as reported by the Nasdaq National Market for the periods indicated:

	High	Low

Fiscal Year Ended December 31, 2002

First Quarter	$7.40	$3.58
Second Quarter	$5.14	$3.43
Third Quarter	$3.45	$1.10
Fourth Quarter	$2.27	$1.35

Fiscal Year Ended December 31, 2001

First Quarter	$29.06	$17.13
Second Quarter	$29.95	$15.50
Third Quarter	$16.17	$4.00
Fourth Quarter	$6.87	$4.64

As of March 3, 2003, there were 41,833,344 shares of our common stock outstanding held by 523 stockholders of record.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

During 2002, we issued an aggregate of 768,894 shares of our common stock pursuant to exercises of stock options that were granted prior to August 7, 2000 with exercise prices ranging from $0.07 to $1.85 per share. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder and appropriate legends were affixed to the share certificates issued in each such transaction.

ITEM 6.         Selected Financial Data.

The following tables set forth our selected financial data. The data for the three years ended December 31, 2002, 2001, and 2000 have been derived from the audited financial statements appearing elsewhere in this document. The data for the years ended December 31, 1999 and 1998 have been derived from audited financial statements not appearing in this document. You should read the selected financial data set forth below in conjunction with our financial statements and the notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this document.

Results of Operations:

	Year ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Revenues:
Product revenue	$9,469	$21,562	$4,872	$1,047	$915
Development contract	4,000	1,000	—	5,000	—

Total revenue	$13,469	$22,562	$4,872	$6,047	$915

Operating expenses:
Cost of product revenue	15,264	25,796	7,966	3,006	1,238
Cost of development contract	3,219	283	—	2,935	—
Research, development and engineering	10,696	14,930	9,864	1,506	4,045
Selling, general & administrative	12,184	11,684	6,205	3,972	1,925
Restructuring expenses	1,586	—	—	—	—
Amortization of deferred stock compensation	1,239	4,003	6,692	1,631	—

Total operating expenses	44,187	56,696	30,727	13,050	7,208

Operating loss	(30,718)	(34,134)	(25,855)	(7,003)	(6,294)
Interest income/expense, net	3,093	6,190	4,363	421	305
Change in fair value of warrants with redemption rights	—	—	(1,562)	(3,614)	—
Other income (expense)	2	(18)	(50)	8	10

Net loss	$(27,623)	$(27,962)	$(23,104)	$(10,188)	$(5,979)
Preferred stock dividends, accretion, & conversion	—	—	19,079	29,660	2,789
Net loss to common stockholders	$(27,623)	$(27,962)	$(42,183)	$(39,848)	$(8,767)

Net loss per share, basic & diluted	$(0.67)	$(0.70)	$(1.92)	$(3.98)	$(0.90)
Shares used in computing net loss per share, basic & diluted	41,247,404	39,781,031	21,928,874	10,009,554	9,789,407

Balance Sheet Data:

	As of December 31,

	2002	2001	2000	1999	1998

	(thousands)
Cash, cash equivalents and investments	$90,044	$112,105	$146,209	$26,265	$7,536
Working capital	67,455	83,060	136,972	26,394	8,008
Total assets	110,773	139,376	156,132	28,366	9,734
Long-term obligations, less current portion	—	—	—	—	55
Redeemable convertible preferred stock	—	—	—	54,235	24,575
Total stockholders’ equity	106,660	131,730	152,389	(30,338)	(15,524

ITEM 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements appearing elsewhere in this Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. The important factors which could cause actual results to differ materially include, but are not limited to, the potential for significant losses to continue; inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; overall market performance; a slowing global economy, particularly in the primary markets served by our products, and continued decreases and/or delays in capital spending; limited product lines; inability to manufacture products of the quality necessary to be accepted in the power quality market; inability to expand our distribution channels; inability to manage new and existing product distribution relationships; our current dependence on our relationship with Caterpillar; inability to successfully integrate new OEM channel partners; competition; delays in research and development; inability to increase sales volumes to fully utilize our increased manufacturing capacity; inventory risks; risks of delay or poor execution from a variety of sources; limited resources; dependence upon key personnel; inability to protect our intellectual property rights, including the possibility of an adverse outcome in the litigation in which we are currently engaged; potential future acquisitions; and the volatility of our stock price regardless of our actual financial performance. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

Overview

We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today’s digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for the lead-acid batteries used in conventional power quality installations. Leveraging our expertise in this technology we have developed a battery-free uninterruptible power supply (UPS). We currently sell our CleanSource UPS through Caterpillar under the Caterpillar brand name, Cat® UPS. We have also developed a battery-free DC system that is compatible with all major UPS brands, CleanSource2 DC. We sell our CleanSource2 DC products primarily through Powerware, for whom we are an original equipment manufacturer, or OEM. We intend to distribute many of our products through a variety of channels including our existing OEMs and through independent power quality representatives to maximize market coverage and penetration. Our products are sold for use in the facilities of companies across many different industries that all share a critical need for reliable, high-quality power, such as broadcasters, hospitals, credit card processing centers, semiconductor manufacturers, pharmaceutical manufacturers, plastic manufacturers, data centers and electric utilities. Sales have been spread across many different countries from all regions of the world.

Since 1996, we have focused our efforts and financial resources primarily on the design and development of our CleanSource® line of power quality products and on establishing effective distribution channels to market our products (CleanSource2 DC and CleanSource UPS). As of December 31, 2002, we had generated an accumulated deficit of $108.3 million and expect to continue to sustain operating losses for the next several quarters. Prior to our initial public offering, we funded our operations primarily through sales of shares of our preferred stock, which have resulted in gross proceeds of approximately $42.6 million. Based on the current spending levels and expectations in our current business plan, we believe the proceeds from our August 2000 initial public offering, approximately $138.4 million net of commissions and issuance costs, cash balances on hand prior to August 2000, and cash from product revenue and development contracts will be sufficient to meet our capital requirements through at least the next 24 months. Our cash and investments position at December 31, 2002 was $90.0 million.

Since our inception, a small number of customers have accounted for the majority of our annual sales. In 2002, 2001 and 2000, our business level with Caterpillar and its dealer network accounted for 81%, 87% and 96%, respectively, of our revenue. In 2002, sales to Powerware constituted 12% of our total revenue. We expect to continue to be dependent on a few OEM customers, primarily Caterpillar, for the majority of our sales at least through 2003.

Critical Accounting Policies and Estimates

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. We believe the following critical accounting policies affect our more complex judgments and estimates. We also have other policies that we consider to be key accounting policies, such as our policies for revenue recognition; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Because to date we have sold to a limited number of large customers (e.g., Caterpillar Inc. and Powerware), credit losses have been minimal. As we integrate additional distribution channels into our business, and begin selling our products to smaller, less established customers, the risk of credit losses may increase. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

We state inventories at the lower of cost or market. If actual future demand or market conditions are less favorable than those projected by management, or if product design changes result in excess or obsolete components beyond current expectations, additional inventory write-downs may be required. We evaluate our inventory reserves on a quarterly basis.

Accrued Warranty Liability

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

Marketing Programs Accrual

We have engaged in a marketing program with Caterpillar aimed at increasing the number of dedicated UPS salespeople employed by the Caterpillar dealers. As part of that program, we have agreed, under certain circumstances, to offset some of the first-year expenses of this program. We estimate our liabilities under this program and accrue based on our expected payout. We continually monitor the progress of the program, and based on the success of the dedicated UPS salespeople our actual payments may differ from our estimates.

Results of Operations

Comparison of 2002, 2001, and 2000

Product revenue. Product revenue primarily consists of sales of our CleanSource power quality products. Sales decreased $12.1 million, or 56%, to $9.5 million in 2002 from $21.6 million in 2001. Sales increased $16.7 million, or 343%, to $21.6 million in 2001 from $4.9 million in 2000. We believe the decrease in revenue and units shipped in 2002 was primarily attributable to a significant reduction in the market for capital equipment due, in large part, to the overall economic slowdown that has taken place in the United States and globally. In addition, during the first nine months of 2001 we benefited from several inventory-stocking orders by two Caterpillar dealers of approximately 145 units, or $7.5 million. Stocking levels at these two Caterpillar dealers has declined modestly to approximately 120 units by the end of 2002. Since the third quarter of 2001, substantially all of our sales have been to our OEM customers for specifically identified end users. Although Active Power has no obligations to its OEM customers for the products that they hold, a significant reduction in our OEM customers’ product levels would negatively impact our future sales. The average selling price of our base products has remained relatively flat for the last two years and will vary depending on the level of options purchased by the customer. During 2002 we sold 164 of our quarter megawatt flywheel units as compared with 382 units in 2001. The 2001 increase over 2000 revenues was attributable to a growing market acceptance of our products and ramp up in the sales of our CleanSource UPS product line, with initial sales of this new product line beginning in the fourth quarter of 1999. During 2001 we sold 382, including the stocking orders noted above, of our quarter-megawatt flywheel units as compared with 118 units in 2000.

Development contract revenue. Development contract revenue primarily consists of funding paid us by Caterpillar. In 1999, we entered into an agreement with Caterpillar to develop the Cat UPS. As part of that agreement Caterpillar provided $5 million in funding for the successful completion of several development milestones. In September 2001 we signed an extension to our development agreement with Caterpillar to expand the Cat UPS product line. The extension called for an additional $5.0 million in funding upon successful completion of certain development milestones. In December 2001, we completed the first milestone and collected $1.0 million and in 2002 we completed the remaining four milestones and collected $4.0 million. We do not currently have any additional development agreements in place that will result in development funding in 2003.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, shipping costs, and the costs of manufacturing support functions such as logistics and quality assurance. Cost of goods sold decreased $10.5 million, or 41%, to $15.3 million in 2002 from $25.8 million in 2001. Cost of goods sold increased $17.8 million, or 223%, to $25.8 million in 2001 from $8.0 million in 2000. The decrease in 2002 was primarily due to the lower sales activity in 2002 compared to the same period of 2001. During 2001, we significantly expanded our manufacturing capacity by increasing our manufacturing facilities, in anticipation of future demand for our products. This has increased our fixed manufacturing expense base, which will adversely impact our gross margins until production volumes increase enough to cover the added costs of this increased manufacturing capacity. While our variable product margin (sales less materials and direct labor) was positive in 2002, our overall product margin was negative due, in large part, to the underutilization of our indirect manufacturing costs. Over time, we believe gross margins should improve if we can increase product volumes, thereby achieving greater economies of scale in production and in purchasing component parts, and introduce additional engineering design savings. We have also taken additional steps to scale back direct and indirect manufacturing capacity and spending levels given current market conditions that we believe should result in additional product margin improvements in 2003, such as a 30% reduction in manufacturing staffing levels implemented in October of 2002. The 2001 increase over 2000 was primarily attributable to increases in the volume of product sold and an increase in our manufacturing capacity to support an increase in sales volume and an anticipated further increase in demand for our products. Although the absolute dollar amounts of our cost of goods sold increased significantly from 2000 to 2001, we achieved substantial improvements in our gross margin as a percentage of sales. These improvements were a result of supplier cost reductions associated with higher volume, changes in our supplier base, engineering design savings, and leverage gained from higher production volumes.

Cost of development contract. Cost of development contract primarily consists of engineering expenses incurred in relation to the joint development process with Caterpillar, through which we receive development funding. In 2002, we incurred $3.2 million in development contract expenses, while in 2001 we incurred $283,000. We had no development contract expenses in 2000. The margins we achieve in our development funding activities can vary considerably depending on the difficulty of each development milestone, the level of contract development we purchase from third parties, and level of materials purchased.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Research and development expense decreased $4.2 million, or 28%, to $10.7 million in 2002 from $14.9 million in 2001. Research and development expense increased $5.0 million, or 51%, to $14.9 million in 2001 from $9.9 million in 2000. The decrease in research and development expense in 2002 was driven primarily by two principal factors. The first factor was a significant reduction in development spending on a low power telecom product. Although many of the internal resources committed to this effort have been redirected to other new product initiatives, such as our high power UPS product line extension, the amount of research and development services we purchased from third parties was significantly reduced, thereby reducing our overall spending levels. The second factor was the separation of costs associated with the development of our high power UPS product line extension. These costs, including significant material costs, have been separated from R&D and recorded as a separate line on the income statement, called “cost of development contract” (see above). We believe that research and development expenses will increase modestly in the first half of 2003, as personnel and overhead costs assigned to cost of development contracts are reabsorbed into the research and development expense. Over time we expect the shift in our development efforts from our high power 1200 kVA UPS to lower power products will reduce our project related cost and, in turn, lower our R&D spending level. The increase in research and development expense in 2001 compared to 2000 was primarily due to an increase in the number and scope of our product development activities, including our UPS product line extension, CleanSource2 DC and low power telecom products.

Selling, general and administrative. Selling, general and administrative expense is primarily comprised of compensation and related costs for sales, service, marketing and administrative personnel, selling and marketing expenses, professional fees and product warranty and bad debt costs. Selling, general and administrative expense increased approximately $0.5 million, or 4%, to $12.2 million in 2002 from $11.7 million in 2001. Selling, general and administrative expense increased approximately $5.5 million, or 88%, to $11.7 million in 2001 from $6.2 million in 2000. The increase in selling, general and administrative expense in 2002 was principally due to an increase of personnel in sales, service and marketing to support sales in our distribution channels. We believe that selling, general and administrative expense will increase in future periods due primarily to higher warranty costs, sales commissions and marketing promotion associated with anticipated future sales growth, additional channel development and an anticipated increase in directors and officers insurance premiums, but should decrease as a percent of sales if future sales growth occurs. The increase of 2001 expenses over 2000 were principally due to increased personnel in our sales, service and marketing organizations to support our main OEM channel partner’s sales and service ramp up of the Cat UPS product line and due to higher administrative expenses associated with becoming a public company.

Restructuring expense. In December 2002 we incurred a restructuring charge of $1.6 million related to the consolidation of leased facility space and the impairment of associated leasehold improvements. The majority of this charge, $1.4 million, is a non-cash asset impairment of certain leasehold improvements and equipment in our engineering lab space. The remainder of the restructuring charge was accrued for future obligations, including restoration and cleanup, associated with the leased space we will be vacating as part of our consolidation early in 2003. We did not have restructuring expenses in 2001 or 2000.

Amortization of deferred stock compensation. Deferred stock compensation is a non-cash expense that reflects the difference between the exercise price of option grants to employees and the estimated fair value determined subsequently by us of our common stock at the date of grant. Since our initial public offering, all stock option grants have had an exercise price equal to the fair market value on that grant date. We are amortizing deferred stock compensation as an operating expense over the vesting periods of the applicable options, which resulted in amortization expense of $1.2 million, $4.0 million and $6.7 million in 2002, 2001 and 2000, respectively. We expect the amortization expense to continue to decrease throughout 2003 and disappear by early 2004 as the options for which we are amortizing this expense become fully vested, and to a smaller extent as some employees to whom these options were granted leave the company and any unvested options are canceled.

Interest income/expense. Interest income net of interest expense decreased $3.1 million, or 50%, to $3.1 million in 2002 from approximately $6.2 million in 2001. Interest income net of interest expense increased $1.8 million, or 42%, to $6.2 million in 2001 from approximately $4.4 million in 2000. The increase in 2001 over 2000 was principally due a higher post-IPO cash balance for an entire year as compared to the five months of 2000 with a post-IPO cash increase. The decrease in 2002 from 2001 is attributable to two factors. First, there was a decrease in our average cash and investments balance in 2002 of $101.1 million compared to an average cash and investments balance of $129.2 million in 2001. Second, the average rate of return on our investments dropped significantly from 6% the first quarter of 2001 to 3% in the fourth quarter in 2002, as interest rates in the financial markets have declined significantly over the past two years.

Change in fair value of warrants. Due to the redemption feature of warrants we had outstanding until the initial public offering, we recorded a liability associated with the fair value of the warrants on the balance sheet and recorded changes in fair value of the warrants in earnings. We calculated the fair value of the warrants using a Black-Scholes pricing model. In 2000 the fair value of the underlying common stock increased substantially, resulting in an increase in the warrant value and corresponding non-cash expense. No such expenses were incurred in 2001 or 2002.

Preferred stock dividends, accretion and conversion. We recorded non-cash charges of $19.1 million in 2000 associated with our redeemable preferred stock to reflect dividend rights and accretion to redemption value. In 1999, we issued Series E convertible preferred stock at a price lower than the subsequently determined fair market value by the board of directors totaling a $22.0 million discount. All of our preferred stock was converted to common at August 8, 2000, the date of our initial public offering.

Income Tax Expense. As of December 31, 2002, our accumulated net operating loss carryforward was $96.0 million and our research and development credit carryforwards were approximately $1.5 million. We anticipate that all of this loss carryforward amount will remain available for offset against any future tax liabilities that we may incur; however, because of uncertainty regarding our ability to use these carryforwards, we have established a valuation allowance for the full amount of our deferred tax assets.

Liquidity and Capital Resources

Our principal sources of liquidity as of December 31, 2002 consisted of $90.0 million of cash and investments. We have primarily funded our operations through our initial public offering in August 2000, resulting in net proceeds of $138.4 million, sales of shares of our preferred stock, which have resulted in gross proceeds of approximately $42.6 million, as well as $10 million in development funding received from Caterpillar since 1999. Cash used in operating activities in 2002 was $22.6 million, a $0.2 million decrease from the $22.8 million used in 2001. Cash used in operating activities in 2001 was $22.8 million, a $7.5 million increase from the $15.3 million used in 2000. The cash usage in 2002 was principally focused on product development of our higher power product platform, the expansion of our existing UPS product line and product cost reduction. In addition, we continued to fund manufacturing operations and sales and marketing activities both to support current revenue and position the company for future sales growth. In 2001, the cash usage was primarily attributable to the expansion of our manufacturing operations and sales activities, product development activities on our CleanSource UPS and DC2 product lines, as well as an increase in our inventory levels to support both actual and anticipated revenue growth over 2000.

Capital expenditures were approximately $788,000, $15.2 million and $4.4 million in 2002, 2001 and 2000, respectively. In 2002 our expenditures were principally for the upgrade of our engineering test capabilities, as well as improvements to our information technology equipment and software capabilities. Our expenditures in 2001 were primarily attributable to the increase in our manufacturing capacity, including several new product test lines and leasehold improvements for our new manufacturing facility. Capital spending in 2000 was primarily related to expanding our engineering lab’s test capacity and capability, test equipment, market demonstration units, and general computer and office equipment. We expect to spend $1.0 to $2.0 million in 2003 on the consolidation of our advanced development, sales and marketing, and administrative groups into our manufacturing facility, as well as additional engineering lab equipment, demonstration units, and general computer equipment and software for manufacturing, engineering and administrative purposes.

We believe our existing cash and investments balances at December 31, 2002 will be sufficient to meet our capital requirements through at least the next 24 months, although we might elect to seek additional funding prior to that time. Beyond the next 24 months, our capital requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF; however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.” We adopted SFAS No. 144 on January 1, 2002, but the adoption did not have a material impact on our results of operations or financial position.

In June 2002 the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of SFAS No. 146 will have a material impact on our financial statements.

In December 2002, FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123. This Statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information. Since we are continuing to account for stock-based compensation according to APB 25, our adoption of SFAS No. 148 requires us to provide prominent disclosures about the effects of FAS 123 on reported income and will require us to disclose these affects in the interim financial statements as well.

ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in cash and long-term instruments in marketable securities. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our interest income by $900,000. Because of the short-term nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on their fair value.

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

ITEM 8.         Financial Statements and Supplementary Data.

The information required by this item is included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.

ITEM 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

ITEM 10.       Directors and Executive Officers of the Registrant.

The following table sets forth certain biographical information concerning our current executive officers:

Name	Age	Position(s)

Joseph F. Pinkerton, III	39	Chairman of the Board, President and Chief Executive Officer

David S. Gino	45	Chief Operating Officer, Vice President of Finance, Chief Financial Officer and Secretary

James A. Balthazar	49	Vice President of Sales and Marketing

Joseph F. Pinkerton, III, our founder, has served as our Chief Executive Officer, President and director since August 1992. He was elected Chairman of the Board in December 2001. Mr. Pinkerton formed our company in 1992 as Magnetic Bearing Technologies, Inc. Prior to founding Active Power, Pinkerton was a principal with Fundamental Research Company (FRC), in Walled Lake, Michigan. While at FRC, Pinkerton completed two joint research projects with the University of Texas at Austin and was awarded a patent for a novel electrical generator. Mr. Pinkerton received a Bachelor of Arts degree in Physics from Albion College, Albion, MI in association with Columbia University, New York, N.Y.

David S. Gino has served as Chief Financial Officer, Vice President of Finance and Secretary since December 1999. In December 2001, he took on the additional role of Chief Operating Officer. From August 1995 to November 1999, Mr. Gino was the Chief Financial Officer and Executive Vice President of Finance of DuPont Photomasks, Inc. (DPI), a publicly-traded semiconductor component manufacturer. Prior to joining DPI, Mr. Gino held a number of financial and business management positions with The DuPont Company’s semiconductor materials, imaging systems and printing and publishing businesses. Mr. Gino holds a Bachelor of Arts degree in economics from the University of California at Santa Barbara and an M.B.A. from the University of Phoenix.

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

Further information required by this Item is incorporated by reference to our Proxy Statement under the sections captioned “Matters to be Considered at Annual Meeting—Proposal One: Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

ITEM 11.       Executive Compensation.

The information required by this Item is incorporated by reference to our Proxy Statement under the sections captioned “Executive Compensation and Other Information” and “Certain Transactions.”

ITEM 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our Proxy Statement under the section captioned “Ownership of Securities.”

Equity Compensation Plan Information

The following table provides information as of December 31, 2002 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

	A		B	C

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A

Equity Compensation Plans Approved by Shareholders (1)	3,618,418	(2)	$7.27	2,918,222	(3)

Equity Compensation Plans Not Approved by Shareholders	—		—	—

Total	3,618,418		$7.27	2,918,222

______________

(1)       Consists of the 2000 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

(2)       Excludes purchase rights accruing under the Company’s 2000 Employee Stock Purchase Plan which has a stockholder approved reserve of 1,478,449 shares. Under the 2000 Employee Stock Purchase Plan, each eligible employee may purchase up to 5,400 shares of Common Stock at semi-annual intervals on the last U.S. business day of January and July each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of Common Stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.

(3)       Consists of shares available for future issuance under the 2000 Employee Stock Purchase Plan and the 2000 Stock Incentive Plan. As of December 31, 2002, an aggregate of 1,168,979 shares of Common Stock were available for issuance under the 2000 Employee Stock Purchase Plan and 1,749,243 shares of Common Stock were available for issuance under the 2000 Stock Incentive Plan.

ITEM 13.       Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to our Proxy Statement under the section captioned “Certain Transactions.”

ITEM 14.       Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective as of December 31, 2002 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART IV

ITEM 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)                The following documents are filed as part of this Form 10-K:

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

3.  Exhibits.

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the ‘‘IPO Registration Statement’’)

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.2 to the IPO Registration Statement)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to the IPO Registration Statement)

4.2*

Rights Agreement, dated as of December 13, 2001, between the Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K dated December 13, 2001).

10.1*	Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO Registration Statement)

10.2*	Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement)

10.3*	Active Power, Inc. 2000 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the IPO Registration Statement)

10.4*	Second Amended and Restated Investors’ Rights Agreement by and between Active Power, Inc. and certain of its stockholders (filed as Exhibit 10.4 to the IPO Registration Statement)

10.6+*	Phase II Development and Phase III Feasibility Agreement by and between Active Power, Inc. and Caterpillar Inc. (filed as Exhibit 10.6 to the IPO Registration Statement)

10.7*	Credit Terms and Conditions by and between Active Power, Inc. and Imperial Bank (filed as Exhibit 10.7 to the IPO Registration Statement)

10.8*	Security and Loan Agreement by and between Active Power, Inc. and Imperial Bank (filed as Exhibit 10.8 to the IPO Registration Statement)

10.9*	Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.9 to the IPO Registration Statement)

l0.l0*	First Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.10 to the IPO Registration Statement)

10.11*	Second Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.11 to the IPO Registration Statement)

10.12*	Third Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.12 to the IPO Registration Statement)

10.13*	Fourth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the IPO Registration Statement)

10.14*	Fifth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the IPO Registration Statement)

10.15*	Sublease Agreement by and between Active Power, Inc. and Video Associates Laboratories, Inc. (filed as Exhibit 10.15 to the IPO Registration Statement)

10.16*	Employee offer letter (including severance arrangements) from Active Power, Inc. to David S. Gino (filed as Exhibit 10.16 to the IPO Registration Statement)

10.17*	Lease Agreement by and between Active Power, Inc. and BC12 99, Ltd. (filed as Exhibit 10.17 to Active Power’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.18*

Sixth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.18 to the Active Power’s Annual Report on Form 10-K dated March 16, 2001 (the “2000 10-K”))

10.19*	Seventh Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.19 to the 2000 10-K)

10.20*+

Distributor Agreement by and between Active Power and Powerware Corporation dated October 28, 2001 (filed as Exhibit 10.20 to the Active Power’s Quarterly Report on Form 10-Q dated November 9, 2001 (the November 2001 10-Q)

10.21*+	Master Sourcing Agreement by and between Active Power and General Electric Company (through its Digital Energy business unit) dated July 13, 2001 (filed as Exhibit 10.21 to the November 2001 10-Q)

10.22+	Phase II & Phase III Purchase Agreement by and between Active Power, Inc. and Caterpillar Inc. dated as of September 1, 2001

10.23+	Phase III Product Development Agreement by and between Active Power, Inc. and Caterpillar Inc. dated as of September 1, 2001

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

______________

*          Incorporated by reference to the indicated filing.

+         Portions of this exhibit have been omitted pursuant to a confidential treatment previously granted.

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

Name	Title	Date

/s/ JOSEPH F. PINKERTON, III	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 7, 2003

Joseph F. Pinkerton

/s/ DAVID S. GINO	Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 7, 2003

David S. Gino

/s/ RICHARD E. ANDERSON	Director	March 7, 2003

Richard E. Anderson

/s/ RODNEY S. BOND	Director	March 7, 2003

Rodney S. Bond

/s/ BENJAMIN L. SCOTT	Director	March 7, 2003

Benjamin L. Scott

/s/ JAN H. LINDELOW	Director	March 7, 2003

Jan H. Lindelow

/s/ TERRENCE L. ROCK	Director	March 7, 2003

Terrence L. Rock

Chief Executive Officer Certification

I, Joseph F. Pinkerton III, President and Chief Executive Officer of Active Power, Inc., certify that:

1.         I have reviewed this Annual Report on Form 10-K of Active Power, Inc. (the “Registrant”);

2.         Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.         Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.         The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)        evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)        presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involved management or other employees who have a significant role in the Registrant’s internal controls; and

6.         The Registrant’s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 7, 2003
/s/ Joseph F. Pinkerton, III

Joseph F. Pinkerton, III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Chief Financial Officer Certification

I, David S. Gino, Vice President, Chief Operating Officer and Chief Financial Officer of Active Power, Inc., certify that:

1.         I have reviewed this Annual Report on Form 10-K of Active Power, Inc. (the “Registrant”);

2.         Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.         Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.         The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)        evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)        presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involved management or other employees who have a significant role in the Registrant’s internal controls; and

6.         The Registrant’s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 7, 2003
/s/ David S. Gino

David S. Gino Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Active Power, Inc.

We have audited the accompanying balance sheets of Active Power, Inc. (the Company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Active Power, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Austin, Texas January 15, 2003

ACTIVE POWER, INC.
BALANCE SHEETS
(Thousands, except per share amounts)

	December 31,

	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$62,934	$80,401
Accounts receivable, net	1,510	1,723
Inventories	6,511	7,869
Prepaid expenses and other	613	714

Total current assets	71,568	90,707
Property and equipment, net	12,095	16,965
Investments in marketable securities	27,110	31,704

Total assets	$110,773	$139,376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$352	$4,530
Accrued expenses	3,761	3,116

Total liabilities	4,113	7,646
Stockholders’ equity:
Common Stock - $.001 par value; 400,000 shares authorized; 41,637 and 40,647 shares issued and outstanding in 2002 and 2001, respectively	42	41
Treasury stock, at cost; 35 shares	(2)	(2)
Deferred stock compensation	(198)	(2,575)
Additional paid-in capital	214,548	214,637
Accumulated deficit	(108,315)	(80,692)
Other accumulated comprehensive income	585	321

Total stockholders’ equity	106,660	131,730

Total liabilities and stockholders’ equity	$110,773	$139,376

See accompanying notes.

ACTIVE POWER, INC.
STATEMENTS OF OPERATIONS
(Thousands, except per share amounts)

	Year ended December 31,

	2002	2001	2000

Revenues:
Product revenue	$9,469	$21,562	$4,872
Development contract	4,000	1,000	—

Total revenue	13,469	22,562	4,872
Operating expenses:
Cost of product revenue (excludes deferred stock compensation amortization of $133 in 2002 and $466 in 2001)	15,263	25,796	7,966
Cost of development contract	3,219	283	—
Research and development (excludes deferred stock compensation amortization of $383 in 2002 and $1,030 in 2001)	10,696	14,930	9,864
Selling, general & administrative (excludes deferred stock compensation amortization of $723 in 2002 and $2,507 in 2001)	12,184	11,684	6,205
Restructuring expenses	1,586	—	—
Amortization of deferred stock compensation	1,239	4,003	6,692

Total operating expenses	44,187	56,696	30,727

Operating loss	(30,718)	(34,134)	(25,855)
Interest income	3,093	6,190	4,365
Interest expense	—	—	(2)
Change in fair value of warrants with redemption rights	—	—	(1,562)
Other income (expense)	2	(18)	(50)

Net loss	(27,623)	(27,962)	(23,104)
Cumulative undeclared dividends on preferred stock	—	—	(2,053)
Accretion on redeemable convertible preferred stock to redemption amounts	—	—	(17,026)

Net loss to common stockholders	$(27,623)	$(27,962)	$(42,183)

Net loss per share, basic & diluted	$(0.67)	$(0.70)	$(1.92)
Shares used in computing net loss per share, basic & diluted	41,247	39,781	21,928

Comprehensive loss:
Net loss	$(27,623)	$(27,962)	$(23,104)
Unrealized gain on investments in marketable securities	264	321	—

Comprehensive loss	$(27,359)	$(27,641)	$(23,104)

See accompanying notes.

ACTIVE POWER, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(Thousands)

	1992 Preferred Stock		Common Stock		Treasury Stock

	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	At Cost	Deferred Stock Compensation	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 1999	420	$—	10,787	$11	35	$(2)	$(5,430)	$803	$(25,720)	$—	$(30,338)
Exercise of stock options	—	—	1,497	2	—	—	—	554	—	—	556
Exercise of warrants	—	—	432	—	—	—	—	5,206	—	—	5,206
Deferred stock compensation	—	—	—	—	—	—	(8,781)	8,781	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	6,692	—	—	—	6,692
Accretion of redeemable convertible preferred stock to redemption amount	—	—	—	—	—	—	—	(13,712)	(3,314)	—	(17,026)
Cumulative dividends on redeemable convertible preferred stock	—	—	—	—	—	—	—	(1,461)	(592)	—	(2,053)
Conversion of redeemable convertible preferred stock to common stock	—	—	17,462	17	—	—	—	73,296	—	—	73,313
Net proceeds from initial public offering	—	—	8,900	9	—	—	—	139,134	—	—	139,143
Net loss	—	—	—	—	—	—	—	—	(23,104)	—	(23,104)

Balance at December 31, 2000	420	—	39,078	39	35	(2)	(7,519)	212,601	(52,730)	—	152,389
Exercise of stock options	—	—	1,098	2	—	—	—	685	—	—	687
Repurchase of exercised stock options	—	—	(13)	—	—	—	—	(2)	—	—	(2)
Exercise of warrants	—	—	432	—	—	—	—	2,268	—	—	2,268
Employee purchase of ESPP shares	—	—	86	—	—	—	—	846	—	—	846
Amortization of deferred stock compensation	—	—	—	—	—	—	4,944	(941)	—	—	4,003
Redemption of 92 preferred stock	(420)	—	—	—	—	—	—	(210)	—	—	(210)
IPO issuance costs	—	—	—	—	—	—	—	(610)	—	—	(610)
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	321	321
Net loss	—	—	—	—	—	—	—	—	(27,962)	—	(27,962)

Balance at December 31, 2001	—	—	40,681	41	35	(2)	(2,575)	214,637	(80,692)	321	131,730
Exercise of stock options	—	—	769	1	—	—	—	429	—	—	430
Repurchase of exercised stock options	—	—	(1)	—	—	—	—	—	—	—	—
Employee purchase of ESPP shares	—	—	223	—	—	—	—	621	—	—	621
Amortization of deferred stock compensation	—	—	—	—	—	—	2,377	(1,139)	—	—	1,238
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	264	264
Net loss	—	—	—	—	—	—	—	—	(27,623)	—	(27,623)
Balance at December 31, 2002	—	$—	41,672	$42	35	$(2)	$(198)	$214,548	$(108,315)	$585	$106,660

See accompanying notes.

ACTIVE POWER, INC.
STATEMENTS OF CASH FLOWS
(Thousands)

	Year ended December 31,

	2002	2001	2000

Operating activities
Net loss	$(27,623)	$(27,962)	$(23,104)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation expense	3,697	2,675	1,066
Loss on disposal of assets	1,961	—	—
Amortization of deferred stock compensation	1,239	4,003	6,692
Changes in fair value of warrants with redemption rights	—	—	1,562
Changes in operating assets and liabilities:
Accounts receivable, net	213	211	(1,896)
Inventories	1,358	(5,526)	(1,409)
Prepaid expenses and other assets	102	(147)	(1,172)
Accounts payable	(4,178)	2,397	1,937
Accrued expenses	645	1,506	1,013
Other non-current liabilities	—	—	(7)

Net cash used in operating activities	(22,586)	(22,843)	(15,318)

Investing activities
Net maturity (purchase) of investments	4,857	22,106	(52,080)
Purchases of property and equipment	(788)	(15,171)	(4,411)

Net cash provided by (used in) investing activities	4,069	6,935	(56,491)

Financing activities
Payments on notes payable	—	—	(55)
Net proceeds from issuance of common stock	1,050	1,531	139,698
Redemption of 92 Preferred Stock	—	(210)	—
Net proceeds from exercise of warrants	—	2,268	30

Net cash provided by financing activities	1,050	3,589	139,673

Increase (decrease) in cash and cash equivalents	(17,467)	(12,319)	67,864
Cash and cash equivalents, beginning of period	80,401	92,720	24,856

Cash and cash equivalents, end of period	$62,934	$80,401	$92,720

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$2

See accompanying notes.

ACTIVE POWER, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

1. Organization

Active Power, Inc. (“we” or “the Company”) was founded in 1992 for the purpose of developing and commercializing advances in the field of electromechanics. Prior to 2000, Active Power devoted efforts principally to research and development, pursuing patent protection for intellectual property, successful production of initial prototypes, raising capital and pursuing markets for our flywheel-based power quality and energy storage products. In 2000 and 2001, the size and scope of our operations expanded considerably. We raised our level of new product development, increased our manufacturing capabilities and capacity, and added resources in sales and service to strengthen our distribution channels.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Active Power recognizes product revenue when title transfers and our obligations are complete, usually when a unit is shipped. Active Power recognizes product revenue related to units shipped for evaluation by the customer at the time of customer acceptance of the unit. Development funding revenue is recognized as we achieve development milestones specified in the respective agreements. Revenue associated with the sale of extended warranties is recognized ratably over the contract period.

Shipping and Handling Costs

The Company classifies shipping and handling costs associated with receiving production inventory or shipping finished goods to customers as cost of goods sold. Any materials received or shipped which are related to our engineering, sales, marketing and administrative functions are classified as operating expenses.

Cash Equivalents

Investments with a maturity of three months or less when purchased are classified as cash equivalents.

Investments in Marketable Securities

Investments in marketable securities consist of debt securities with readily determinable fair values. Active Power accounts for highly liquid investments with maturities greater than three months but less than one year at date of acquisition as short-term investments. We classify investments in marketable securities as available-for-sale. The carrying amount of Active Power’s investments in marketable securities approximates fair value.

Investments in marketable securities at December 31, 2002 consist of the following (in thousands):

Carrying Value

Corporate Notes	$8,833
Corporate Bonds	5,001
Foreign Debt Securities	1,532
Medium Term Notes	9,705
U.S. Government Agencies	2,039

$27,110

The carrying value by contractual maturity, is shown below (in thousands):

Due in one year or less	$0
Due after one year through five years	27,110

$27,110

Inventories

Active Power states inventories at the lower of cost or market. Inventories consist of the following (in thousands):

	Year ended December 31,

	2002	2001

Raw materials	$2,643	$4,155
Work in process	3,702	3,523
Finished goods	166	191

	$6,511	$7,869

Property and Equipment

Active Power typically carries property and equipment at cost, less accumulated depreciation. Active Power depreciates property and equipment using the straight-line method over the estimated useful lives of the assets (generally three to eight years).

Accrued Expenses

The Company’s accrued expenses are made up of the following significant components at December 31 (in thousands):

	2002	2001

Compensation and Benefits Accruals	$1,353	$1,830
Accrued Warranty Liability	644	535
State Property and Franchise Tax Accruals	676	410
Restructuring Accrual	181	—
Other Accrued Expenses	907	341

	$3,761	$3,116

Long-Lived Assets

We evaluate our long-lived assets in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

Patent Application Costs

Active Power has not capitalized patent application fees and related costs because of uncertainties regarding net realizable value of the technology represented by the existing patent applications and ultimate recoverability. All patent costs have been expensed through December 31, 2002.

Accounting for Stock-Based Compensation

As allowed by Statement No. 123, Accounting for Stock-Based Compensation, Active Power accounts for its stock compensation arrangements with employees using the intrinsic value method under the provisions of the Accounting Principles Board’s Opinion No. 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is amortized over the vesting period, which is generally four years, utilizing the accelerated method prescribed in FASB Interpretation No. 28. Pro Forma stock compensation in accordance with Statement 123 is amortized using the straight line method over the vesting period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123 (in thousands, except per share data):

	Year Ended December 31,

	2002	2001	2000

Net loss - as reported	$(27,623)	$(27,962)	$(42,183)
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	(1,239)	(4,003)	(6,692)
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	5,550	5,242	3,723

Pro forma net loss	$(31,934)	$(29,201)	$(39,214)

Earnings per share
Basic and diluted - as reported	$(0.67)	$(0.70)	$(1.92)
Basic and diluted - pro forma	$(0.77)	$(0.73)	$(1.79)

Income Taxes

Active Power accounts for income taxes in accordance with the FASB’s Statement No. 109, Accounting for Income Taxes. Statement No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Segment Reporting

Active Power’s chief operating decision maker allocates resources and assesses the performance of its power management product development and sales activities as one segment.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, investments, receivables and accounts payable. We believe all of these financial instruments are recorded at amounts that approximate their current market values.

Concentration of Credit Risk

Financial instruments which potentially subject Active Power to concentrations of credit risk consist of investments and trade receivables. Active Power’s investments are placed with high credit quality financial institutions and issuers. Active Power performs limited credit evaluations of its customers’ financial condition and generally does not require collateral. Active Power estimates an allowance for doubtful accounts based on factors related to the credit risk of each customer. Credit losses have not been significant to date.

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at December 31, 1999	$26
Additions charged to costs and expenses	29
Write-off of uncollectible accounts	—

Balance at December 31, 2000	55
Additions charged to costs and expenses	—
Write-off of uncollectible accounts	1

Balance at December 31, 2001	54
Additions charged to costs and expenses	15
Write-off of uncollectible accounts	30

Balance at December 31, 2002	$39

The following customers accounted for a significant percentage of Active Power’s total revenue as follows:

Customer	2002	2001	2000

A	81%	87%	96%
B	12%	2%	1%

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

Advertising Costs

Active Power expenses advertising costs as incurred. These expenses were approximately $250,000, $416,000 and $140,000, respectively, in 2002, 2001 and 2000.

Net Loss Per Share

Active Power computes loss per share in accordance with Statement No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under Statement No. 128 and SAB 98, basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Active Power’s calculation of diluted loss per share excludes shares of common stock issuable upon exercise of warrants and employee stock options because inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Net loss to common stockholders	$(27,623)	$(27,962)	$(42,183,272)
Basic and diluted:
Weighted-average shares of common stock outstanding	41,304	39,985	22,367
Weighted-average shares of common stock subject to repurchase	(57)	(204)	(438)

Shares used in computing basic and diluted net loss per share	41,247	39,781	21,299

Basic and diluted net loss per share	$(0.67)	$(0.70)	$(1.92)

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF; however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.” We adopted SFAS No. 144 on January 1, 2002, but the adoption did not have a material impact on our results of operations or financial position.

In June 2002 the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of SFAS No. 146 will have a material impact on our financial statements.

In December 2002, FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123. This Statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information. Since we are continuing to account for stock-based compensation according to APB 25, our adoption of SFAS No. 148 requires us to provide prominent disclosures about the effects of FAS 123 on reported income and will require us to disclose these affects in the interim financial statements as well.

3. Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

	2002	2001

Equipment	$7,509	$9,566
Demonstration units	357	226
Computers and purchased software	1,975	2,027
Furniture and fixtures	300	343
Technology License	1,100	1,100
Leasehold improvements	6,408	8,623

	17,649	21,885
Accumulated depreciation	(5,554)	(4,920)

	$12,095	$16,965

During 2002, we wrote-down the value of approximately $1.4 million of engineering test equipment and associated leasehold improvements that were determined to be impaired due to our impending transfer of various high power test activities into our manufacturing facility, and expected completion of our 1200 kVA system development. We also accrued approximately $181,000 for future expenses related to leased facilities that will be exited as part of our space consolidation efforts. These amounts were recorded as restructuring expense in the accompanying financial statements.

4. Stockholders’ Equity and Preferred Stocks

At December 31, 1999, Active Power had 10,420,000 shares of $0.001 par value preferred stock authorized and 8,152,084 shares outstanding. Upon closing of the initial public offering in August 2000, all outstanding shares of Series A, B, C, D and E redeemable convertible preferred stock were converted into an aggregate of 17,461,883 shares of the Company’s common stock. At December 31, 2002, Active Power had 25,420,000 shares of preferred stock authorized and no shares outstanding.

1992 Preferred Stock

The 1992 Preferred Stock was redeemed by Active Power in December 2001 as approved by the Board of Directors. The redemption price of the 1992 Preferred Stock was $0.50 per share, resulting in a total redemption amount of $210,000.

Stock Split

In March 2000, Active Power reincorporated in Delaware. In conjunction with the reincorporation, all of the $0.01 par value shares held by the common and preferred stockholders were automatically converted into two $0.001 par value shares of the corresponding common or preferred stock of the Delaware corporation. On July 13, 2000, Active Power’s Board of Directors approved a 2.16-for-1 common stock split in the form of a dividend of 1.16 shares of common stock for each share of common stock outstanding on July 20, 2000. All share and per share amounts in the financial statements and accompanying notes have been restated to reflect the reincorporation and stock split as if they had taken place at the inception of Active Power.

Common Stock

Common stock reserved for future issuance at December 31, 2002 consists of the following:

For issuance under the 1993/2000 Stock Option Plan	5,367,661
For issuance under the 2000 Employee Stock Purchase Plan	1,168,979

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

Stock Option Plan

Active Power has reserved 5,367,661 shares of its Common Stock for issuance under its 2000 Stock Incentive Plan. The options are immediately exercisable upon grant and vest over periods ranging from immediate to four years. The term of each option is no more than ten years from the date of grant. Active Power has repurchase rights for unvested shares purchased by optionees. At December 31, 2002, 2001 and 2000, 86,712, 260,552 and 321,245 shares, respectively, that were purchased by optionees remained unvested and subject to repurchase. At December 31, 2002, 1,749,243 shares were available for future grants.

A summary of Common Stock option activity during the years ended December 31, 2002, 2001 and 2000 is as follows:

	Number of Shares	Range of Exercise Prices	Weighted-Average Exercise Prices

Outstanding at December 31, 1999	3,347,927	$0.07 – 1.97	$0.35
Granted	1,294,785	1.04 – 68.50	5.04
Exercised	(1,496,745)	0.07 – 6.94	0.37
Canceled	(102,637)	0.28 – 6.94	1.65

Outstanding at December 31, 2000	3,043,330	0.07 – 68.50	2.42
Granted	1,288,300	4.64 – 26.10	16.25
Exercised	(1,095,447)	0.07 – 21.94	0.63
Canceled	(146,483)	0.16 – 46.50	10.06

Outstanding at December 31, 2001	3,089,700	0.07 – 68.50	8.33
Granted	2,096,375	1.78 – 5.04	3.46
Exercised	(768,894)	0.07 – 1.85	0.56
Canceled	(798,763)	0.42 – 68.50	8.02

Outstanding at December 31, 2002	3,618,418	$0.07 – 68.50	$7.27

The following is a summary of options outstanding and exercisable as of December 31, 2002:

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ .07 - $ .09	15,864	4.0	$0.09
$ .10 - $ .49	192,122	5.8	0.30
$ .50 - $ 1.99	499,254	8.2	1.36
$ 2.00 - $ 3.99	1,469,014	9.2	3.57
$ 4.00 - $ 6.99	597,116	8.4	5.25
$ 7.00 - $24.99	797,675	8.6	18.79
$ 25.00 - $68.50	47,373	8.8	46.67

	3,618,418	8.6	$7.27

Stock options vested as of December 31, 2002, 2001, and 2000 were 1,008,707, 1,044,107, and 1,274,526, respectively.

Prior to our initial public offering in August 2000, 2,377,404 of the stock options granted to employees had exercise prices below the fair value determined subsequently by the board of directors of the underlying shares of Common Stock on the date of grant. As a result, Active Power recorded unearned stock compensation of $15,842,671. Of this amount, $1,239,243, $4,002,913 and $6,692,173 was amortized to non-cash compensation during 2002, 2001 and 2000, respectively. The remaining unearned compensation will be recognized as non-cash compensation over the remaining vesting period of the options through early 2004.

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

	Year ended December 31,

	2002	2001	2000

Risk-free interest rate	3.0%	3.0%	6.5%
Weighted-average expected life of the options	5 years	7 years	7 years
Dividend rate	0%	0%	0%
Assumed volatility	100%	125%	150%
Weighted average fair value of options granted:
Exercise price equal to fair value of stock on date of grant	$2.61	$15.03	$27.63
Exercise price less than fair value of stock on date of grant	$—	$—	$8.92

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense using the straight line method over the options’ vesting period. Active Power’s pro forma information under Statement No. 123 follows (in thousands, except per share amounts):

	Year ended December 31

	2002	2001	2000

Pro forma stock-based compensation expense	$5,550	$5,242	$3,723
Pro forma net loss	$(31,934)	$(29,201)	$(20,135)
Pro forma net loss to common stockholders	$(31,934)	$(29,201)	$(39,214)
Pro forma basic and diluted loss per share	$(0.77)	$(0.73)	$(1.79)

The previously reported pro forma basic and diluted loss per share for 2001 and 2000 of $1.00 and $2.01, respectively, were overstated in the prior year due to a clerical calculation error that was discovered during a review of the figures for the current year. The amounts indicated in the table above have been accordingly corrected and reduced for these prior years.

Option valuation models incorporate highly subjective assumptions. Because changes in the subjective assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of Active Power’s employee stock options.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Company’s board of directors on July 13, 2000. Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the market value at semi-annual intervals. As of December 31, 2002, a total of 1,478,449 shares of the Company’s common stock were authorized for issuance under the Purchase Plan. There were 223,196 and 86,274 shares issued under the Purchase Plan in 2002 and 2001, respectively. No shares were issued under the Purchase Plan in 2000.

Stockholders’ Rights Plan

On December 13, 2001, the Company’s Board of Directors declared a dividend of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on December 26, 2001. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $40.00 per unit, subject to adjustment.

5. Income Taxes

As of December 31, 2002, the Company had federal net operating loss carryforwards of approximately $96,026,000 and research and development credit carryforwards of approximately $1,540,000. The net operating loss and credit carryforwards will expire beginning in 2019, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows (in thousands):

	2002	2001

Deferred tax assets:
Capital expenses	$876	$260
Reserves and allowances	1,079	697
Net operating loss and tax credit carryforwards	37,070	27,182

Total deferred tax assets	39,025	28,139
Valuation allowance for net deferred tax assets	(39,025)	(28,139)

Net deferred taxes	$—	$—

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. The valuation allowance increased by approximately $10,886,000 during 2002. Approximately $6,076,000 of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before taxes due to the following:

	Year Ended December 31,

	2002	2001	2000

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(2.9)	(2.6)	(1.9)
Non-cash compensation expense	1.5	4.9	12.1
Permanent items and other	(4.0)	(2.2)	(2.5)
Change in deferred tax items	39.4	33.9	26.3

	0%	0%	0%

6. Commitments

Active Power leases its office and manufacturing facilities under operating lease agreements. The office space and manufacturing facilities leases are noncancelable and obligate Active Power to pay taxes and maintenance costs. In addition, Active Power leases certain equipment such as copiers and phone systems under noncancelable leases.

Future minimum payments under these leases at December 31, 2002 are as follows (in thousands):

2003	$1,267
2004	1,182
2005	810
2006	48

Total future minimum lease payments	$3,307

Rent expense for the years ended December 31, 2002, 2001 and 2000 was $1,931,358, $1,668,278 and $489,597, respectively.

7. Employee Benefit Plan

In 1996, Active Power established a 401(k) Plan that covers substantially all full-time employees. Company contributions to the plan are determined at the discretion of the Board of Directors and vest ratably over five years of service starting after the first year of employment. Active Power did not contribute to this plan in 2002, 2001 or 2000.

8. Development Funding

During January 1999, Active Power entered into a contract development agreement with Caterpillar, Inc. In accordance with the agreement, Caterpillar provided funding to allow Active Power to accelerate development of its products in a certain market application in exchange for Caterpillar obtaining exclusive marketing rights for the product in that application. The exclusive marketing rights are subject to Caterpillar meeting specified minimum orders of the product. The two companies share ownership of the resulting intellectual property. Active Power completed the contract in 1999 and collected the full $5.0 million development funding specified in the contract, which it recognized as it achieved the product performance milestones specified in the agreement. As an extension of this agreement, Caterpillar in 2001 agreed to provide another $5.0 million in funding for the development of a high power electronics platform that will complement the Cat UPS. As of December 31, 2002, Active Power has completed each of the five milestones and received payment for each milestone. Development of this platform is continuing and product shipments are expected to commence in 2003.

9. Geographic Information

Product revenues for the year ended December 31 were as follows (in thousands):

	2002	2001	2000

United States	$6,030	$18,676	$3,392
Foreign countries	3,439	2,886	1,480

Total	$9,469	$21,562	$4,872

Revenues from foreign countries above represent shipments to customers located in sixteen countries from six major regions of the world. In 2002, 72% of the revenue from foreign countries came from Europe, and 13% came from Asia. No other region accounted for more than 6% of our foreign revenue. The vast majority of Active Power’s property, plant or equipment is located in the United States.

10. Contingencies

On March 25, 2002, we, along with Joseph F. Pinkerton, III, our chairman and chief executive officer, Pinkerton Generator, Inc. (a corporation in which Mr. Pinkerton was an officer, director and the primary shareholder), and Caterpillar Inc. were named as defendants in a complaint filed in Michigan state court in the Circuit Court for the County of Wayne. The plaintiffs, Magnex Corporation, Enigma Corporation and Bergeron Corporation, and their individual principals, are seeking damages for: alleged breach of a joint venture agreement dated June 23, 1989, which was entered into by and among Pinkerton Generator, Inc., Magnex Corp. and Enigma Corp.; breach of fiduciary duties; misappropriation of trade secrets; and the commission of other torts relating to this joint venture. Neither Active Power nor any of its predecessors in interest was a party to the joint venture agreement. A First Amended Complaint was filed on April 16, 2002. We were not served with the Original Complaint and Amended Complaint until April 19, 2002.

In January 2003, Active Power, and the other defendants, have sought the removal of this case to the United States District Court for the Eastern District of Michigan. The plaintiffs have since sought to remand the case back to Michigan state court in the Circuit Court for the County of Wayne; however, the judge has not yet ruled on this motion as of March 7, 2003. Both Mr. Pinkerton and we believe the claims have no merit, deny the allegations in the complaint and intend to defend ourselves vigorously. This proceeding is in the discovery phase, and we are therefore unable to determine the ultimate outcome of this claim at this time.

Supplementary Financial Information (Unaudited)

(Thousands, except per share amounts)	Year Ended December 31, 2001				Year Ended December 31, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue	$5,107	$6,732	$6,219	$4,504	$4,131	$3,101	$3,185	$3,053
Total margin (loss)	(1,406)	(540)	(666)	(908)	(1,080)	(1,301)	(1,255)	(1,378)
Net loss to common stockholders	$(6,715)	$(6,849)	$(7,360)	$(7,041)	$(6,539)	$(6,707)	$(6,415)	$(7,962)
Net loss per share, basic and diluted	$(0.17)	$(0.17)	$(0.18)	$(0.17)	$(0.16)	$(0.16)	$(0.15)	$(0.19)

Active Power, Inc.

Exhibit Index

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the “IPO Registration Statement”)

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.2 to the IPO Registration Statement)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to the IPO Registration Statement)

4.2*

Rights Agreement, dated as of December 13, 2001, between the Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K dated December 13, 2001).

10.1*	Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO Registration Statement)

10.2*	Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement)

10.3*	Active Power, Inc. 2000 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the IPO Registration Statement)

10.4*	Second Amended and Restated Investors’ Rights Agreement by and between Active Power, Inc. and certain of its stockholders (filed as Exhibit 10.4 to the IPO Registration Statement)

10.6+*	Phase II Development and Phase III Feasibility Agreement by and between Active Power, Inc. and Caterpillar Inc. (filed as Exhibit 10.6 to the IPO Registration Statement)

10.7*	Credit Terms and Conditions by and between Active Power, Inc. and Imperial Bank (filed as Exhibit 10.7 to the IPO Registration Statement)

10.8*	Security and Loan Agreement by and between Active Power, Inc. and Imperial Bank (filed as Exhibit 10.8 to the IPO Registration Statement)

10.9*	Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.9 to the IPO Registration Statement)

l0.l0*	First Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.10 to the IPO Registration Statement)

10.11*	Second Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.11 to the IPO Registration Statement)

10.12*	Third Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.12 to the IPO Registration Statement)

10.13*	Fourth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the IPO Registration Statement)

10.14*	Fifth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the IPO Registration Statement)

10.15*	Sublease Agreement by and between Active Power, Inc. and Video Associates Laboratories, Inc. (filed as Exhibit 10.15 to the IPO Registration Statement)

10.16*	Employee offer letter (including severance arrangements) from Active Power, Inc. to David S. Gino (filed as Exhibit 10.16 to the IPO Registration Statement)

10.17*	Lease Agreement by and between Active Power, Inc. and BC12 99, Ltd. (filed as Exhibit 10.17 to Active Power’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.18*

Sixth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.18 to the Active Power’s Annual Report on Form 10-K dated March 16, 2001 (the “2000 10-K”))

10.19*	Seventh Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.19 to the 2000 10-K)

10.20*+

Distributor Agreement by and between Active Power and Powerware Corporation dated October 28, 2001 (filed as Exhibit 10.20 to the Active Power’s Quarterly Report on Form 10-Q dated November 9, 2001 (the November 2001 10-Q)

10.21*+	Master Sourcing Agreement by and between Active Power and General Electric Company (through its Digital Energy business unit) dated July 13, 2001 (filed as Exhibit 10.21 to the November 2001 10-Q)

10.22+	Phase II & Phase III Purchase Agreement by and between Active Power, Inc. and Caterpillar Inc. dated as of September 1, 2001

10.23+	Phase III Product Development Agreement by and between Active Power, Inc. and Caterpillar Inc. dated as of September 1, 2001

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

______________

*          Incorporated by reference to the indicated filing.

+         Portions of this exhibit have been omitted pursuant to a confidential treatment previously granted.