Form 10-Q
period 2003-03-31
ACTIVE POWER INC
filed 2003-04-24
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number:

ACTIVE POWER, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2961657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2128 W. Braker Lane, BK12, Austin, Texas	78758
(Address of principal executive offices)	(Zip Code)

(512) 836-6464

(Registrant’s telephone number, including area code)

11525 Stonehollow Dr., Suite 110, Austin, Texas 78758

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value of $0.001 per share, outstanding at March 31, 2003 was 41,840,372.

ACTIVE POWER, INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTIVE POWER, INC.

BALANCE SHEETS

(Thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$54,495	$62,934
Accounts receivable, net	1,082	1,510
Inventories	5,624	6,511
Prepaid expenses and other	934	613

Total current assets	62,135	71,568
Property and equipment, net	12,100	12,095
Investments in marketable securities	30,210	27,110

Total assets	$104,445	$110,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$588	$352
Accrued expenses	3,374	3,761

Total liabilities	3,962	4,113
Stockholders’ equity:
Common Stock	42	42
Treasury stock	(2)	(2)
Deferred stock compensation	(165)	(198)
Additional paid-in capital	214,780	214,548
Accumulated deficit	(114,639)	(108,315)
Other accumulated comprehensive income	467	585

Total stockholders’ equity	100,483	106,660

Total liabilities and stockholders’ equity	$104,445	$110,773

See accompanying notes.

ACTIVE POWER, INC.

STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Product revenue	$1,625	$3,131
Development contract	—	1,000

Total revenue	1,625	4,131
Operating expenses:
Cost of product revenue	3,292	4,566
Cost of development contract	—	741
Research and development	2,541	2,611
Selling, general & administrative	2,706	3,048
Amortization of deferred stock compensation	33	628

Total operating expenses	8,572	11,594

Operating loss	(6,947)	(7,463)
Interest income	619	905
Other income (expense)	4	19

Net loss	$(6,324)	$(6,539)

Net loss per share, basic & diluted	$(0.15)	$(0.16)
Shares used in computing net loss per share, basic & diluted	41,748	40,847

Comprehensive loss:
Net loss	$(6,324)	$(6,539)
Unrealized gain on investments in marketable securities	467	105

Comprehensive loss	$(5,857)	$(6,434)

See accompanying notes.

ACTIVE POWER, INC.

STATEMENTS OF CASH FLOWS

(Thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities
Net loss	$(6,324)	$(6,539)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	586	937
Amortization of deferred stock compensation	33	628
Changes in operating assets and liabilities:
Accounts receivable, net	428	(1,018)
Inventories	888	108
Prepaid expenses and other assets	(322)	(288)
Accounts payable	235	(2,302)
Accrued expenses	(385)	(191)

Net cash used in operating activities	(4,861)	(8,665)

Investing activities
Net maturity (purchase) of investments	(3,218)	2,466
Purchases of property and equipment	(591)	(122)

Net cash provided by (used in) investing activities	(3,809)	2,344

Financing activities
Net proceeds from issuance of common stock	231	487

Net cash provided by financing activities	231	487

Change in cash and cash equivalents	(8,439)	(5,834)
Cash and cash equivalents, beginning of period	62,934	80,401

Cash and cash equivalents, end of period	$54,495	$74,567

See accompanying notes.

Active Power, Inc.

Notes to Financial Statements

March 31, 2003

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

2. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Form 10-K for the year ended December 31, 2002. In the opinion of management the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

3. Inventory

Active Power states inventories at the lower of cost or market. Inventories consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$2,072	$2,643
Work in process	842	3,702
Finished goods	2,710	166

	$5,624	$6,511

4. Capital Structure

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2003	2002
Net loss (thousands)	$(6,324)	$(6,539)
Basic and diluted:
Weighted-average shares of common stock outstanding (thousands)	41,771	40,920
Weighted-average shares of common stock subject to repurchase (thousands)	(23)	(73)

Shares used in computing net loss per share, basic and diluted (thousands)	41,748	40,847

Net loss per share, basic and diluted	$(0.15)	$(0.16)

5. Legal Proceedings

In March 2002 we were named as defendants in a complaint filed in Michigan state court. The plaintiffs are seeking damages for the alleged breach of a joint venture agreement, the breach of fiduciary duties, the misappropriation of trade secrets, and the commission of other torts relating to this joint venture. Further detail is provided later in this document under the Legal Proceedings section (Item 1) of Part II. In January 2003, Active Power, and the other defendants, sought the removal of this case to the United States District Court for the Eastern District of Michigan. After a hearing on April 16, 2003, the judge remanded the case back to Michigan state court in the Circuit Court for the County of Wayne. The parties are scheduled to meet for non-binding mediation in Detroit in May 2003. This proceeding is in the discovery phase, and we are therefore unable to determine the ultimate outcome of this claim at this time.

6. Accounting for Stock-Based Compensation

As allowed by Statement No. 123, Accounting for Stock-Based Compensation, Active Power accounts for its stock compensation arrangements with employees using the intrinsic value method under the provisions of the Accounting Principles Board’s Opinion No. 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is amortized over the vesting period, which is generally four years, utilizing the accelerated method prescribed in FASB Interpretation No. 28. Pro Forma stock compensation in accordance with Statement No. 123 is amortized using the straight line method over the vesting period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss—as reported	$(6,324)	$(6,539)
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	(33)	(628)
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	1,673	2,210

Pro forma net loss	$(7,964)	$(8,121)

Earnings per share
Basic and diluted—as reported	$(0.15)	$(0.16)
Basic and diluted—pro forma	$(0.19)	$(0.20)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements appearing elsewhere in this Form 10-Q and in our Form 10-K for the year ended December 31, 2002. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. Among the important factors which could cause actual results to differ materially include: the potential for significant losses to continue; inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; a slowing global economy, particularly in the primary markets served by our products, and continued decreases and/or delays in capital spending; limited product lines; inability to expand and integrate new distribution channels; inability to manage new and existing product distribution relationships; our current dependence on our relationship with Caterpillar; competition; delays in research and development; inability to increase product sales; inventory risks; limited resources; dependence upon key personnel; inability to protect our intellectual property rights, including the possibility of an adverse outcome in the litigation in which we are currently engaged; potential future acquisitions; and the volatility of our stock price regardless of our actual financial performance. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

Overview

We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today’s digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for the lead-acid batteries used in conventional power quality installations. Leveraging our expertise in this technology we have developed a battery-free uninterruptible power supply (UPS). We sell our UPS through Caterpillar under the Caterpillar brand name, Cat® UPS, as well as directly to end users through manufacturing representatives under the brand name CleanSource® UPS. We have also developed a battery-free DC system that is compatible with all major UPS brands, CleanSource2 DC. The CleanSource2 DC can replace lead-acid batteries in a conventional UPS system, or complement the batteries and increase their life cycle. We sell our CleanSource2 DC products primarily through Powerware, one of the leading global suppliers of UPS systems, for whom we are an original equipment manufacturer, or OEM. We sell and distribute all of our products through a variety of channels including our existing OEMs and through independent power quality representatives to maximize market coverage and penetration. Our products are sold for use in the facilities of companies across many different industries that all share a critical need for reliable, high-quality power, such as broadcasters, hospitals, plastic manufacturers, semiconductor manufacturers, pharmaceutical manufacturers, data centers and electric utilities. Sales have been spread across many different countries from all regions of the world.

Since 1996, we have focused our efforts and financial resources primarily on the design and development of our CleanSource line of power quality products and on establishing effective distribution channels to market our products. As of March 31, 2003, we had generated an accumulated deficit of $114.6 million and expect to continue to sustain operating losses for the next several quarters. Prior to our initial public offering, we funded our operations primarily through sales of shares of our preferred stock, which have resulted in gross proceeds of approximately $42.6 million. Based on the current spending levels and expectations in our current business plan, we believe the proceeds from our August 2000 initial public offering, approximately $138.4 million net of commissions and issuance costs, cash balances on hand prior to August 2000, and cash from product revenue and development contracts will be sufficient to meet our capital requirements through at least the next 24 months. Our cash and investments position at March 31, 2003 was $84.7 million.

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

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Because to date we have sold to a limited number of large customers (e.g., Caterpillar and Powerware), credit losses have been minimal. As we integrate additional distribution channels into our business and begin selling our products to smaller, less established customers, the risk of credit losses may increase. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

We state inventories at the lower of cost or market. If actual future demand or market conditions are less favorable than those projected by management, or if product design changes result in excess or obsolete components beyond current expectations, additional inventory write-downs may be required. We evaluate our inventory reserves on a quarterly basis.

Accrued Warranty Liability

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. We evaluate the reasonableness of our warranty accrual levels on a quarterly basis. In 2003 we began reporting warranty expense in Cost of Goods Sold to emphasize the importance of product quality on overall product costs. Prior to 2003 product warranty costs were accounted for in Sales, General and Administrative expense, and have been reclassified to conform to the current year presentation.

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

Results of Operations

Product revenue. Product revenue primarily consists of sales of our CleanSource line of power quality products. Sales decreased $1.5 million, or 48%, to $1.6 million for the three months ended March 31, 2003, from $3.1 million for the three months ended March 31, 2002. For the three months ended March 31, 2003 we sold 23 quarter-megawatt flywheel units compared to 54 units for the same period in 2002. We believe the decrease in revenue and units shipped was primarily attributable to continuing reductions in the market for capital equipment, including power quality equipment, due in large part to the overall economic slowdown that has persisted in the United States and globally. The average selling price of our base products has remained relatively flat the last several quarters, but can vary depending on product mix and the level of add-on options purchased by the customer. Our international sales increased to approximately 50% of product revenues for the three months ended March 31, 2002, compared to approximately 35% in the same period last year, due to an extension of our sales coverage into new regions of Europe and North Africa.

During the first nine months of 2001 we benefited from several inventory-stocking orders by two Caterpillar dealers of approximately 145 units, or $7.5 million. Since the third quarter of 2001, substantially all of our sales have been to our OEM customers for specifically identified end users. We believe the number of units in inventory stock at our OEM customers has begun to decline at a moderate rate. Although Active Power has no obligations to its OEM customers for the inventory that they hold, a significant reduction in our OEM customers’ inventory stocking levels could displace future sales.

Development contract revenue. Development contract revenue consists of funding paid to us by Caterpillar. In 1999 we entered into an agreement with Caterpillar to develop the Cat UPS. As part of that agreement Caterpillar provided us with $5.0 million in funding for the successful completion of several development milestones. In September 2001 we signed an extension to our development agreement with Caterpillar to expand the Cat UPS product line. The extension called for an additional $5.0 million in funding upon successful completion of certain development milestones. Between December 2001 and December 2002 we completed all five milestones and collected and booked $5.0 million of development funding. Although we continue to pursue partnership opportunities that can broaden our channels to market and assist our product development efforts, we had no development contract revenue in the quarter ended March 31, 2003, compared with $1.0 million in the three months ended March 31, 2002. We currently do not have, nor do we anticipate, any agreements that will provide development funding.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment, product warranty beginning in 2003, other costs associated with our assembly and test operations, shipping costs, and the costs of manufacturing support functions such as procurement, logistics and quality assurance. Cost of product revenue decreased approximately $1.3 million, or 28%, to $3.3 million for the three months ended March 31, 2003, from $4.6 million for the three months ended March 31, 2002. This decrease was primarily due to the lower sales in 2003 compared to the same period of 2002. During 2001, we significantly expanded our manufacturing capacity by increasing our manufacturing facilities, in anticipation of future demand for our products. This has increased our fixed manufacturing expense base, which will adversely impact our gross margins until production volumes increase enough to cover the added costs of this increased manufacturing capacity. While our variable product margin (sales less materials, direct labor and warranty expense) was positive in the first three months of 2003, our overall product margin was negative due, in large part, to the underutilization of our indirect manufacturing costs. Over time, we believe gross margins should improve if we can increase product volume, thereby achieving greater economies of scale in production and in purchasing component parts, and introduce additional engineering design savings. We have also taken steps to reduce manufacturing staffing and spending levels given current market and business conditions and manufacturing efficiencies. We believe these efforts, such as the reductions in manufacturing staffing levels in April 2003, should result in additional product margin improvements in the second half of 2003.

Cost of development contract. Cost of development contract primarily consists of engineering expenses incurred related to the joint development process with Caterpillar, through which we receive development funding. Because we have no development contract at this time, we had no development funding, nor did we have any corresponding cost of development contract expenses during the three months ended March 31, 2003, compared to $741,000 in the three months ended March 31, 2002.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Research and development expense decreased approximately $70,000, or 3%, to $2.5 million for the three months ended March 31, 2003, from $2.6 million for the three months ended March 31, 2002. The decrease in research and development expense was primarily driven by a reduction in development spending on our new 1200 kVA high power UPS product line extension as we near the completion of its development. Over time we expect a shift in our development efforts from our high power 1200 kVA UPS to lower power, extended runtime products will further reduce our project related cost and, in turn, lower our R&D spending levels.

Selling, general and administrative. Selling, general and administrative expense is primarily comprised of compensation and related costs for sales, service, marketing and administrative personnel, selling and marketing expenses, professional fees, and for bad debt costs and reserves. Selling, general and administrative expense decreased approximately $342,000, or 11%, to $2.7 million for the three months ended March 31, 2003, from $3.0 million for the three months ended March 31, 2002. The decrease in selling, general and administrative expense was principally due to a reduction in personnel. We believe that selling, general and administrative expense will remain relatively flat over the next several quarters, but should decrease as a percent of sales as future sales growth occurs. Savings associated with recent staffing reductions should be offset by increases in directors and officers insurance premiums and higher channel support costs associated with establishing and maintaining a new distribution channel, including increased marketing promotions, trade show expenditures, sales and service personnel training.

Subsequent event. As part of our overall efforts to lower expenses and cash consumption, on April 22, 2003, the Company reduced its workforce by 42 full-time employees. This action will lower our annual costs by approximately $3 million. We expect to incur approximately $500,000 in severance and out-placement costs associated with this reduction in Q2. The reduction impacted all areas of the Company’s operations, with the majority of reductions coming from our manufacturing department to adjust for current economic conditions, sales levels, and manufacturing efficiency gains. As part of this reduction, the Company consolidated its sales and marketing operations under Sriram Sivaram, who will become Vice President of Sales and Marketing. Our current Vice President of Sales, Jim Balthazar, will transition out of his position and leave the Company to pursue other interests.

Amortization of deferred stock compensation. Deferred stock compensation is a non-cash expense that reflects the difference between the exercise price of option grants to employees and the estimated fair value determined subsequently by us of our common stock at the date of grant. We are amortizing deferred stock compensation as an operating expense over the vesting periods of the applicable options, which resulted in amortization expense of $33,000 for the three months ended March 31, 2003 and $628,000 for the three months ended March 31, 2002. The amortization expense has been reduced significantly in recent quarters as the options for which we are amortizing this expense become fully vested and as other employees to whom these options were granted leave the company and unvested options accordingly are canceled. We expect this amortization expense to continue to decrease in the future as the same trends continue.

Interest income. Interest income decreased $286,000, or 32%, to $619,000 for the three months ended March 31, 2003, from $905,000 for the three months ended March 31, 2002. This decrease is attributable to two factors. First, there was a decrease in our average cash and investments balance to $87.4 million for the three-month period of 2003, compared to an average cash and investments balance of $105.1 million for the same three-month period of 2002. Second, the average rate of return on our investments dropped from 3.10% in the first quarter of 2002 to 2.76% in the first quarter in 2003, as interest rates in the financial markets have declined over the past year.

Liquidity and Capital Resources

Our principal source of liquidity as of March 31, 2003 consisted of approximately $84.7 million of cash, cash equivalents and investments in marketable securities. We have primarily funded our operations from the proceeds of our initial public offering in August 2000, $138.4 million net of underwriting discounts and issuance costs, sales of shares of our preferred stock, which have resulted in gross proceeds of approximately $42.6 million, as well as $10 million in development funding received from Caterpillar since 1999, and our product revenue. Cash used in operating activities in the first three months of 2003 was $4.9 million, a $3.8 million decrease from the $8.7 million used in the first three months of 2002. The cash usage in 2002 and 2003 was principally focused on product development of our higher power product platform, the expansion and product cost reductions of our existing UPS product line, and the funding of manufacturing operations and sales and marketing activities to support current revenue and position us for future sales growth. The decrease in cash used year over year is primarily attributable to a significant decrease in accounts payable.

Capital expenditures in the first three months of 2003 were approximately $591,000, a $469,000 increase from the $122,000 used in the first three months of 2002. In the first three months of 2003 our expenditures were principally for the completion of the leasehold improvements to adapt a portion of our manufacturing facility to support the consolidation of our manufacturing, sales, marketing, information technology, and administrative functions into one facility. Our expenditures in the first three months of 2002 were limited to leasehold improvements to our engineering testing facilities and other general computer equipment and software for administrative purposes. We expect to spend $0.5 to $1.0 million during the remainder of 2003 to enable the consolidation of our engineering and advanced development facilities, as well as to add additional engineering lab equipment, demonstration units, and general computer equipment and software for general corporate purposes.

We believe our existing cash and investments balance at March 31, 2003 will be sufficient to meet our capital requirements through at least the next 24 months, although we might elect to seek additional funding prior to that time. Beyond the next 24 months, our capital requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Recent Accounting Pronouncements

In June 2002 the FASB issued SFAS No. 146, “ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of SFAS No. 146 will have a material impact on our financial statements.

In December 2002, FASB issued SFAS No. 148, “ACCOUNTING FOR STOCK-BASED COMPENSATION—TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123.” This Statement amends FASB Statement No. 123, “ACCOUNTING FOR STOCK-BASED COMPENSATION,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, Statement No. 148 amends APB Opinion No. 28, “INTERIM FINANCIAL REPORTING,” to require disclosure about those effects in interim financial information. Since we are continuing to account for stock-based compensation using the intrinsic value method under APB 25, our adoption of SFAS No. 148 requires us to provide prominent disclosures about the effects of FAS 123 on reported income in our annual and interim financial statements.

Quantitative and Qualitative Disclosures About Market Risk

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by approximately $900,000. Because of the short-term nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on their fair value.

Risk Factors That May Affect Future Results

In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating Active Power and our business. These factors include, but are not limited to, the potential for significant losses to continue; inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; a weak global economy, particularly in the primary markets served by our products, and continued decreases and/or delays in capital spending; limited product lines; inability to expand and integrate new distribution channels; inability to manage new and existing product distribution relationships; our current dependence on our relationship with Caterpillar; competition; delays in research and development; inability to increase product sales; inventory risks; limited resources; dependence upon key personnel; inability to protect our intellectual property rights, including the possibility of an adverse outcome in the litigation in which we are currently engaged; potential future acquisitions; and the volatility of our stock price regardless of our actual financial performance. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

We have incurred significant losses and anticipate losses for the next several quarters.

We have incurred operating losses since our inception and expect to continue to incur losses for the next several quarters. As of March 31, 2003, we had an accumulated deficit of $114.6 million. To date, we have funded our operations principally through the sale of our stock, our product revenue and $10.0 million in development funding payments from Caterpillar. We will need to generate significant additional revenue to achieve profitability, and we cannot assure you that we will ever realize additional revenue at such levels. We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our product revenue, and, as a result, we expect to continue to incur losses for the next several quarters.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenue and may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

We have generated a total of $39.5 million in product revenue since January 1, 1998, with approximately $1.6 million generated in the first three months of 2003. We are uncertain whether our products will achieve market acceptance such that our revenue will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. If our revenue does not increase as anticipated, we will continue to incur significant losses.

Our business is subject to fluctuations in operating results, which could negatively impact the price of our stock.

Our product revenue, expense and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, among others:

•	the timing of orders from our customers and the possibility that these customers may change their order requirements with little or no advance notice to us;

•	the rate of adoption of our flywheel-based energy storage system as an alternative to lead-acid batteries;

•	the deferral of customer orders in anticipation of new products from us or other providers of power quality systems;

•	the ongoing need for short-term power outage protection in traditional UPS systems;

•	the uncertainty regarding the adoption of our current and future products, including the CleanSource UPS and CleanSource2 DC products, as well as our other products which are currently under development; and

•	the rate of growth of the markets for our products.

We have a substantial amount of product held as inventory by two members of the Caterpillar dealer network. If other Caterpillar dealers were to fill their orders for Cat UPS products from that dealer network inventory instead of our factory, our revenue will suffer.

During the first nine months of 2001, we sold several large UPS systems to two Caterpillar dealers, of which many have remained in those dealers’ inventories rather than be sold to end user customers. If the other Caterpillar dealers were to fill their Cat UPS orders through this dealer inventory, as opposed to placing orders with Active Power, our revenue will suffer for the next several fiscal quarters. Moreover, failure to replenish the existing inventory of the Caterpillar dealer network could also negatively impact our revenue.

Our business is dependent on the market for power quality products and the health of the overall economy, and if this market does not expand as we anticipate, if alternatives to our products are successful, or if the downturn in the economy continues to limit capital spending, our business will suffer.

The market for power quality products is evolving and it is difficult to predict its potential size or future growth rate. Most of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, may be reluctant or slow to adopt a new approach, particularly during a period of reduced capital expenditures. Moreover, our current products are alternatives to existing UPS and battery-based systems and may never be accepted by our customers or may be made obsolete by other advances in power quality technologies. Improvements may also be made to the existing alternatives to our products that could render them less desirable or obsolete. Furthermore, our business depends on capital expenditures by organizations, which tend to decrease when the U.S. or global economy slows. Our business has suffered significantly during the recent economic slowdown, and will continue to suffer if the slowdown continues.

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

If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the Cat UPS product is not successful, our business and financial prospects could suffer. During 2002, 2001 and 2000, our business level with Caterpillar and its dealer network accounted for 81%, 87% and 96% of our product revenue, respectively. Pursuant to the distribution agreement with Caterpillar, they are the exclusive distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units. Through December 31, 2002, pursuant to our development agreements Caterpillar has provided us with $10.0 million in funding to support the development of the Cat UPS product line and other development efforts. In exchange for these payments, Caterpillar received co-ownership of the proprietary rights in this product. Either Caterpillar or we may license to other entities the intellectual property that we jointly own without seeking the consent of the other and the licensing party will solely retain all licensing revenue generated by licensing this intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. Caterpillar may terminate this agreement at any time by giving us 90 days advance written notice. We also have a distribution agreement with Caterpillar.

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

In May 2001 we completed a 127,000 square foot facility used for manufacturing and testing our three-phase product line, including our DC and UPS products. In order for us to fully utilize the capacity of the facility and spread out its associated overhead, we must achieve significantly higher sales volumes. We have been unsuccessful at increasing our sales volume following our facility expansion and we may never increase our sales volume to necessary levels. If we do not reach these sales volume levels, or if we cannot sell our products at our suggested prices, our ability to reach profitability will be materially limited.

Quality problems relating to one or more of our new or existing products could negatively impact the market’s acceptance of our products and cause us to miss our revenue goals and/or to incur significant liability.

Because of the nature of the power quality and reliability market, quality problems attributable to the CleanSource DC and CleanSource UPS product lines could significantly affect the market’s perception of our technology and slow or limit their acceptance. This would substantially impair our revenue prospects. Moreover, quality problems for our product lines could cause us to delay or cease shipments of products, or recall products, thus impairing our revenue or cost targets. In addition, while we seek to limit our liability as a result of product failures or defects through warranty and other limitations, if one of our products fails then a customer could suffer a significant loss and seek to hold us responsible for that loss.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. There is a limited supply of skilled employees in the power quality marketplace. The decline in our stock price has resulted in a substantial number of “underwater” options, which may cause certain of our employees to seek employment elsewhere as a result of this decreased financial incentive. In April 2003, we reduced our workforce throughout all departments of the Company. If we experience significant demand for our products in the near term, we may have difficulty hiring and training qualified new employees to meet this demand. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace departing employees, our operations and new product development may suffer.

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

Although we are not currently negotiating any material business or technology acquisitions, as part of our growth strategy, we may review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. We have no experience in making acquisitions. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

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

Our stock price may be volatile.

From January 1, 2001 through March 31, 2003, the market price of our common stock has fluctuated between $0.98 and $31.50 per share. The market price of our common stock can be expected to fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

Item 4. Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, Active Power’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of

1934) are effective as of March 31, 2003 (a date within 90 days of the filing of this Quarterly Report on Form 10-Q).

There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to March 31, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

ACTIVE POWER, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On March 25, 2002, we, along with Joseph F. Pinkerton, III, our chairman and chief executive officer, Pinkerton Generator, Inc. (a corporation in which Mr. Pinkerton was an officer, director and the primary shareholder), and Caterpillar Inc. were named as defendants in a complaint filed in Michigan state court in the Circuit Court for the County of Wayne. The plaintiffs, Magnex Corporation, Enigma Corporation and Bergeron Corporation, and their individual principals, are seeking damages for: alleged breach of a joint venture agreement dated June 23, 1989, which was entered into by and among Pinkerton Generator, Inc., Magnex Corp. and Enigma Corp.; breach of fiduciary duties; misappropriation of trade secrets; and the commission of other torts relating to this joint venture. Neither Active Power nor any of its predecessors in interest was a party to the joint venture agreement. We were served with the Original Complaint and Amended Complaint on April 19, 2002.

In January 2003, Active Power and the other defendants sought the removal of this case to the United States District Court for the Eastern District of Michigan. After a hearing on April 16, 2003, the judge remanded the case back to Michigan state court in the Circuit Court for the County of Wayne. The parties are scheduled to meet for non-binding mediation in Detroit in May 2003. This proceeding is in the discovery phase, and we are therefore unable to determine the ultimate outcome of this claim at this time.

Item 2. Changes in Securities and Use of Proceeds.

During the fiscal first quarter of 2003, we issued an aggregate of 36,108 shares of our common stock pursuant to exercises of stock options that were granted prior to August 7, 2000 with exercise prices ranging from $0.16 to $0.56 per share. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder and appropriate legends were affixed to the share certificates issued in each such transaction.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

I tem 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	During the fiscal quarter ended March 31, 2003, Active Power did not file any current reports on Form 8-K.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

April 24, 2003	/s/ Joseph F. Pinkerton, III
(Date)	Joseph F. Pinkerton, III Chairman of the Board, President and Chief Executive Officer

April 24, 2003	/s/ David S. Gino
(Date)	David S. Gino Chief Operating Officer, Vice President of Finance, Chief Financial Officer and Secretary (Principal Accounting Officer)

Chief Executive Officer Certification

I, Joseph F. Pinkerton III, President and Chief Executive Officer of Active Power, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Active Power, Inc. (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 24, 2003

/s/  Joseph F. Pinkerton, III

Joseph F. Pinkerton, III

Chairman of the Board, President and Chief Executive Officer

(Principal Executive Officer)

Chief Financial Officer Certification

I, David S. Gino, Vice President, Chief Operating Officer and Chief Financial Officer of Active Power, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Active Power, Inc. (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 24, 2003

/s/  David S. Gino

David S. Gino

Vice President, Chief Operating Officer and Chief Financial Officer

(Principal Financial and Accounting Officer)