Form 10-Q
period 2003-06-30
ACTIVE POWER INC
filed 2003-07-24
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:

ACTIVE POWER, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2961657 (I.R.S. Employer Identification No.)

2128 W. Braker Lane, BK12, Austin, Texas (Address of principal executive offices)	78758 (Zip Code)

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

The number of shares of common stock, par value of $0.001 per share, outstanding at June 30, 2003 was 41,897,193.

ACTIVE POWER, INC.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

ACTIVE POWER, INC.

BALANCE SHEETS

(Thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,516	$62,934
Accounts receivable, net	1,548	1,510
Inventories	4,709	6,511
Prepaid expenses and other	431	613

Total current assets	67,204	71,568
Property and equipment, net	11,504	12,095
Investments in marketable securities	20,183	27,110

Total assets	$98,891	$110,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$702	$352
Accrued expenses	3,530	3,761
Deferred revenue	150	—

Total liabilities	4,382	4,113
Stockholders’ equity:
Common Stock	42	42
Treasury stock	(2)	(2)
Deferred stock compensation	(133)	(198)
Additional paid-in capital	214,796	214,548
Accumulated deficit	(120,572)	(108,315)
Other accumulated comprehensive income	378	585

Total stockholders’ equity	94,509	106,660

Total liabilities and stockholders’ equity	$98,891	$110,773

See accompanying notes.

ACTIVE POWER, INC.

STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Revenues:
Product revenue	$1,871	$2,101	$3,496	$5,232
Development contract	—	1,000	—	2,000

Total revenue	1,871	3,101	3,496	7,232
Operating expenses:
Cost of product revenue	2,881	3,764	6,172	8,330
Cost of development contract	—	803	—	1,543
Research and development	2,352	2,663	4,894	5,274
Selling, general & administrative	2,910	2,919	5,616	5,967
Amortization of deferred stock compensation	33	459	66	1,088

Total operating expenses	8,176	10,608	16,748	22,202

Operating loss	(6,305)	(7,507)	(13,252)	(14,970)
Interest income	387	828	1,006	1,734
Other income (expense)	(15)	(28)	(11)	(10)

Net loss	$(5,933)	$(6,707)	$(12,257)	$(13,246)

Net loss per share, basic & diluted	$(0.14)	$(0.16)	$(0.29)	$(0.32)
Shares used in computing net loss per share, basic & diluted	41,861	41,129	41,805	40,989
Comprehensive loss:
Net loss	$(5,933)	$(6,707)	$(12,257)	$(13,246)
Unrealized gain (loss) on investments in marketable securities	(88)	187	(206)	292

Comprehensive loss	$(6,021)	$(6,520)	$(12,463)	$(12,954)

See accompanying notes.

ACTIVE POWER, INC.

STATEMENTS OF CASH FLOWS

(Thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities
Net loss	$(12,257)	$(13,246)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,218	1,980
Amortization of deferred stock compensation	66	1,088
Changes in operating assets and liabilities:
Accounts receivable, net	(38)	(732)
Inventories	1,803	(188)
Prepaid expenses and other assets	181	(70)
Accounts payable	350	(2,343)
Accrued expenses	(232)	693
Deferred revenue	150	—

Net cash used in operating activities	(8,759)	(12,818)
Investing activities
Net maturity (purchase) of investments	6,721	2,067
Purchases of property and equipment	(627)	(592)

Net cash provided by investing activities	6,094	1,475
Financing activities
Net proceeds from issuance of common stock	247	616

Net cash provided by financing activities	247	616

Change in cash and cash equivalents	(2,418)	(10,727)
Cash and cash equivalents, beginning of period	62,934	80,401

Cash and cash equivalents, end of period	$60,516	$69,674

See accompanying notes.

Active Power, Inc.

Notes to Financial Statements

June 30, 2003

(unaudited)

1. Organization

Active Power, Inc. was founded in 1992 for the purpose of developing and commercializing advances in the field of electromechanics. Prior to 2000, we devoted our efforts principally to research and development, pursuing patent protection for our innovations, successful production of our initial prototypes, raising capital and pursuing markets for our flywheel-based power quality and energy storage products. In 2000 and 2001, the size and scope of our operations expanded considerably. We raised our level of new product development, increased our manufacturing capabilities and capacity, and added resources in sales and service to strengthen our distribution channels. Since that time, we have concentrated on expanding our core group of products through engineering innovation, reducing the cost of those products and manufacturing them with the quality demanded by our customers.

2. Significant Accounting Policies

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

Inventory

Active Power states inventories at the lower of cost or market. Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$2,309	$2,643
Processed inventory	2,400	3,868

	$4,709	$6,511

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(5,933)	$(6,707)	$(12,257)	$(13,246)
Basic and diluted:
Weighted-average shares of common stock outstanding	41,877	41,192	41,824	41,057
Weighted-average shares of common stock subject to repurchase	(16)	(63)	(19)	(68)

Shares used in computing net loss per share, basic and diluted	41,861	41,129	41,805	40,989

Net loss per share, basic and diluted	$(0.14)	$(0.16)	$(0.29)	$(0.32)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not believe that the adoption of FIN 46 will have a material impact on our results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS 149 will have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We do not believe that the adoption of SFAS 150 will have a material impact on our results of operations or financial position.

3. Accounting for Stock-Based Compensation

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123 (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Net loss—as reported	$(5,933)	$(6,707)	$(12,257)	$(13,246)
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	(33)	(459)	(66)	(1,088)
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	1,482	2,212	3,102	4,389

Pro forma net loss	$(7,382)	$(8,460)	$(15,293)	$(16,547)

Earnings per share
Basic and diluted—as reported	$(0.14)	$(0.16)	$(0.29)	$(0.32)
Basic and diluted—pro forma	$(0.18)	$(0.21)	$(0.37)	$(0.40)

4. Contingencies

In March 2002 we were named as defendants in a complaint filed in Michigan state court. The plaintiffs are seeking damages for the alleged breach of a joint venture agreement, the breach of fiduciary duties, the misappropriation of trade secrets, and the commission of other torts relating to this joint venture. Further detail is provided later in this document under the Legal Proceedings section (Item 1) of Part II. The parties met for non-binding mediation in Detroit in May 2003, but failed to resolve the dispute. This proceeding is in the discovery phase, and we are therefore unable to determine the ultimate outcome of this claim at this time.

Item2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Among the important factors which could cause actual results to differ materially include: the potential for significant losses to continue; inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; a slowing global economy, particularly in the primary markets served by our products, and continued decreases and/or delays in capital spending; limited product offerings; inability to expand and integrate new distribution channels; inability to manage new and existing product distribution relationships; our current dependence on our relationship with Caterpillar; competition; inexperience in manufacturing our products in large quantities; delays in research and development; dependence on sole or limited source suppliers; inability to increase product sales; inventory risks; limited resources; dependence upon key personnel; inability to protect our intellectual property rights, including the possibility of an adverse outcome in the litigation in which we are currently engaged; potential future acquisitions; and the volatility of our stock price regardless of our actual financial performance. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

Overview

We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today’s digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for the lead-acid batteries used in conventional power quality installations. Our first product offering, the CleanSource® DC can replace lead-acid batteries in a conventional UPS system, or complement the batteries and increase their life cycle. The CleanSource DC is compatible with all major UPS brands and sold primarily through Powerware, one of the leading global suppliers of UPS systems, and manufacturers representatives. Leveraging our expertise in this technology we have developed a battery-free uninterruptible power supply (UPS). We sell our UPS through Caterpillar under the Caterpillar brand name, Cat® UPS, as well as directly to end users through manufacturing representatives under the brand name CleanSource® UPS. We sell and distribute all of our products through a variety of channels including our existing OEMs and also through independent power quality representatives to maximize market coverage and penetration. Our products are sold for use in the facilities of companies across many different industries that all share a critical need for reliable, high-quality power, such as broadcasters, hospitals, plastic manufacturers, semiconductor manufacturers, pharmaceutical manufacturers and data centers. Sales have been spread across many different countries from all regions of the world.

Since 1996, we have focused our efforts and financial resources primarily on the design and development of our CleanSource line of power quality products and on establishing effective distribution channels to market our products. As of June 30, 2003, we had generated an accumulated deficit of $120.6 million and expect to continue to sustain operating losses for the next several quarters. Prior to our initial public offering, we funded our operations primarily through sales of shares of our preferred stock, which resulted in gross proceeds of approximately $42.6 million. Based on the current spending levels and expectations in our current business plan, we believe the proceeds from our August 2000 initial public offering, approximately $138.4 million net of commissions and issuance costs, cash balances on hand prior to August 2000, and cash from product revenue and development contracts will be sufficient to meet our capital requirements through at least the next 24 months. Our cash and investments position at June 30, 2003 was $80.7 million.

Since our inception, a small number of customers have accounted for the majority of our annual sales. In 2002, 2001 and 2000, our business level with Caterpillar and its dealer network accounted for 81%, 87% and 96%, respectively, of our revenue. In 2002, sales to Powerware constituted 12% of our total revenue. In the first six months of 2003, sales to Caterpillar and Powerware accounted for 80% and 5%, respectively, of our total revenue. We expect to continue to be dependent on Caterpillar for a substantial portion of our sales for the next several quarters.

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

Marketing Programs Accrual

We engaged in a marketing program with Caterpillar aimed at increasing the number of dedicated UPS salespeople employed by the Caterpillar dealers. As part of that program, we have agreed, under certain circumstances, to offset some of the first-year expenses of this program. We estimate our liabilities under this program and accrue based on our expected payout. We continually monitor the progress of the program, and based on the success of the dedicated UPS salespeople our actual payments may differ from our estimates.

Results of Operations

Product revenue. Product revenue primarily consists of sales of our CleanSource line of power quality products. Sales decreased $230,000, or 11%, to $1.9 million for the three months ended June 30, 2003, from $2.1 million for the three months ended June 30, 2002. For the three months ended June 30, 2003 we sold 28 quarter-megawatt flywheel units compared to 35 units for the same period in 2002. Sales decreased $1.7 million, or 33%, to $3.5 million for the six months ended June 30, 2003, from $5.2 million for the six months ended June 30, 2002. For the six months ended June 30, 2003 we sold 51 quarter-megawatt flywheel units compared to 89 units for the same period in 2002. We believe the decrease in revenue and units shipped was primarily attributable to a reduction in the market for capital equipment, including power quality equipment, due in large part to the overall economic slowdown that has persisted in the United States and globally. The average selling price of our base products has remained relatively flat the last several quarters, but can vary depending on product mix and the level of add-on options purchased by the customer. Our international sales increased to approximately 46% of our product revenue for the three months ended June 30, 2003, compared to approximately 37% in the same period last year, due to an extension of our sales coverage into new regions of Europe and Asia.

We benefited from several inventory-stocking orders by two Caterpillar dealers of approximately 145 units, or $7.5 million during the first nine months of 2001. Since the third quarter of 2001, substantially all of our sales have been to our OEM customers for specifically identified end users. A substantial number of these inventory-stocking units were still held by the two Caterpillar dealers as of June 30, 2003. We believe the number of units in inventory stock at our OEM customers has been declining over the last several quarters, including several units that were sold to end customers during the three months ended June 30, 2003. Although

Active Power has no obligations to its OEM customers for the inventory that they hold, any reduction in these Caterpillar dealers’ inventory stocking levels will displace Active Power sales.

Development contract revenue. Development contract revenue consists of funding paid to us by Caterpillar. In 1999 we entered into an agreement with Caterpillar to develop the Cat UPS. As part of that agreement Caterpillar provided us with $5.0 million in funding for the successful completion of several development milestones. In September 2001 we signed an extension to our development agreement with Caterpillar to expand the Cat UPS product line. The extension called for an additional $5.0 million in funding upon successful completion of certain development milestones. Between December 2001 and December 2002 we completed all five milestones and collected and recognized $5.0 million of development funding. Although we continue to pursue partnership opportunities that can broaden our channels to market and assist our product development efforts, we had no development contract revenue in the six months ended June 30, 2003, compared with $1.0 million in the three months ended June 30, 2002 and $2.0 million in the six months ended June 30, 2002. We currently do not have, nor do we anticipate, any agreements that will provide additional development funding.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment, product warranty, other costs associated with our assembly and test operations, shipping costs, and the costs of manufacturing support functions such as procurement, logistics and quality assurance. Cost of product revenue decreased approximately $883,000, or 23%, to $2.9 million for the three months ended June 30, 2003, from $3.8 million for the three months ended June 30, 2002. Cost of product revenue decreased approximately $2.1 million, or 26%, to $6.2 million for the six months ended June 30, 2003, from $8.3 million for the six months ended June 30, 2002. This decrease was primarily due to the lower sales in 2003 compared to the same period of 2002. During 2001, we significantly expanded our manufacturing capacity by increasing our manufacturing facilities, in anticipation of future demand for our products. This has increased our fixed manufacturing expense base, which will adversely impact our gross margins until production volumes increase enough to cover the added costs of this increased manufacturing capacity. While our variable product margin (sales less materials, direct labor and warranty expense) was positive in the first six months of 2003, our overall product margin was negative due, in large part, to the underutilization of our indirect manufacturing costs. Over time, we believe gross margins should improve if we can increase product volume, thereby achieving greater economies of scale in production and in purchasing component parts, and introduce additional engineering design savings. We have also taken steps to reduce manufacturing staffing and spending levels given current market and business conditions and manufacturing efficiencies. We believe these efforts, such as a workforce reduction in April 2003, should result in additional product margin improvements in the second half of 2003.

Cost of development contract. Cost of development contract primarily consists of engineering expenses incurred related to the joint development process with Caterpillar, through which we have received development funding in the past. Because we do not have a development contract with Caterpillar at this time, we did not have any development contract funding, nor did we have any corresponding cost of development contract expenses during the six months ended June 30, 2003, compared to $803,000 in the three months ended June 30, 2002, and $1.5 million for the six months ended June 30, 2002.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Research and development expense decreased approximately $311,000, or 12%, to $2.4 million for the three months ended June 30, 2003, from $2.7 million for the three months ended June 30, 2002. Research and development expense decreased approximately $381,000, or 7%, to $4.9 million for the six months ended June 30, 2003, from $5.3 million for the six months ended June 30, 2002. The decrease in research and development expense was primarily driven by a reduction in development spending on our new 1200 kVA high power UPS product line extension as we near the completion of its development. We believe research and development costs will remain relatively flat the next several quarters but would decrease as a percentage of sales if future sales growth occurs. Over time we expect a shift in our development efforts from our high power 1200 kVA UPS to lower power, extended runtime products will further reduce our project related cost and, in turn, lower our R&D spending levels.

Selling, general and administrative. Selling, general and administrative expense is primarily comprised of compensation and related costs for sales, service, marketing and administrative personnel, selling and marketing expenses, professional fees, and bad debt costs and reserves. Selling, general and administrative expense was essentially flat at $2.9 million for the three months ended June 30, 2003 and the three months ended June 30, 2002. Selling, general and administrative expense decreased approximately $351,000, or 6%, to $5.6 million for the six months ended June 30, 2003, from $6.0 million for the six months ended June 30, 2002. The decrease in selling, general and administrative expense for the six month period was principally due to a reduction in personnel associated with the consolidation of several management and sales positions. We believe that selling, general and administrative expense will remain relatively flat over the next several quarters, but would decrease as a percentage of sales if future sales growth occurs. We expect savings associated with recent staffing reductions to be offset by higher channel support costs associated with establishing and maintaining a new distribution channel, including increased marketing promotions, trade show expenditures, sales and service personnel training, higher legal costs associated with the legal proceedings noted in financial footnote 4 and in Item 1 of Part II below, and increases in directors and officers insurance premiums.

Amortization of deferred stock compensation. Deferred stock compensation is a non-cash expense that reflects the difference between the exercise price of option grants to employees and the estimated fair value of our common stock at the date of grant determined subsequently by us. We are amortizing deferred stock compensation as an operating expense over the vesting periods of the applicable options, which resulted in amortization expense of $33,000 for the three months ended June 30, 2003 and $459,000 for the three months ended June 30, 2002. Amortization expense was $66,000 for the six months ended June 30, 2003 compared to $1.1 million for the six months ended June 30, 2002. The amortization expense has been reduced significantly in recent quarters as the options for which we are amortizing this expense become fully vested and as employees to whom these options were granted leave the company and their unvested options are canceled. We expect this amortization expense to continue to decrease in the future until it is eliminated in the second quarter of 2004.

Interest income. Interest income decreased $441,000, or 53%, to $387,000 for the three months ended June 30, 2003, from $828,000 for the three months ended June 30, 2002. Interest income decreased $728,000, or 42%, to $1.0 million for the six months ended June 30, 2003, from $1.7 million for the six months ended June 30, 2002. This decrease is attributable to two factors. First, there was a decrease in our average cash and investments balance to $82.5 million for the three-month period ended June 30, 2003, compared to an average cash and investments balance of $101.2 million for the three-month period ended June 30, 2002. Second, the average rate of return on our investments dropped from 3.58% in the second quarter of 2002 to 1.87% in the second quarter in 2003, as interest rates in the financial markets have declined over the past year, and several higher yield securities purchased in early 2002 matured and were reinvested at current market rates.

Liquidity and Capital Resources

Our principal source of liquidity as of June 30, 2003 consisted of approximately $80.7 million of cash, cash equivalents and investments in marketable securities. We have primarily funded our operations from the proceeds of our initial public offering in August 2000 of $138.4 million net of underwriting discounts and issuance costs, sales of shares of our preferred stock which resulted in gross proceeds to us of approximately $42.6 million, as well as $10 million in development funding we received from Caterpillar since 1999, and our product revenue. Cash used in operating activities in the three months ended June 30, 2003 was $3.9 million, a $256,000 decrease from the $4.2 million used in the same period of 2002. Cash used in operating activities in the first six months of 2003 was $8.8 million, a $4.0 million decrease from the $12.8 million used in the first six months of 2002. The cash usage in 2002 and 2003 was principally focused on product development of our higher power product platform, the expansion and product cost reductions of our existing UPS product line, and the funding of manufacturing operations and sales and marketing activities to support current revenue and position us for future sales growth.

Capital expenditures in the second quarter of 2003 were approximately $36,000, a $434,000 decrease from the $470,000 used in the same period of 2002. Capital expenditures in the first six months of 2003 were approximately $627,000, a $35,000 increase from the $592,000 used in the first six months of 2002. In the first six months of 2003 our expenditures were principally for the completion of the leasehold improvements to adapt a portion of our manufacturing facility to support the consolidation of our manufacturing, sales, service, marketing, information technology, and administrative functions into one facility. Our expenditures in the first six months of 2002 were limited to leasehold improvements to our engineering testing facilities and other general computer equipment and software for administrative purposes. We expect to spend $250,000 to $500,000 during the remainder of 2003 to enable the consolidation of our engineering and advanced development facilities, as well as to add additional engineering lab equipment, and general computer equipment and software for general corporate purposes.

We believe our existing cash and investments balance at June 30, 2003 will be sufficient to meet our capital requirements through at least the next 24 months, although we might elect to seek additional funding prior to that time. Beyond the next 24 months, our capital requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not believe that the adoption of FIN 46 will have a material impact on our results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS 149 will have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We do not believe that the adoption of SFAS 150 will have a material impact on our results of operations or financial position.

Quantitative and Qualitative Disclosures About Market Risk

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by approximately $800,000. Because of the nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on their fair value.

Risk Factors That May Affect Future Results

In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating Active Power and our business.

We have incurred significant losses and anticipate losses for the next several quarters.

We have incurred operating losses since our inception and expect to continue to incur losses for the next several quarters. As of June 30, 2003, we had an accumulated deficit of $120.6 million. To date, we have funded our operations principally through the sale of our stock, our product revenue and $10.0 million in development funding payments from Caterpillar. We will need to generate significant additional revenue to achieve profitability, and we cannot assure you that we will ever realize additional revenue at such levels. We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our product revenue after costs, and, as a result, we expect to continue to incur losses for the next several quarters.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenue and may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

We have generated a total of $41.4 million in product revenue since January 1, 1998, with approximately $1.9 million generated in the three months ended June 30, 2003. We are uncertain whether our products will achieve market acceptance such that our revenue will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses, if desired, in a timely manner to offset any revenue shortfall. If our revenue does not increase as anticipated, we will continue to incur significant losses.

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

There is a substantial amount of product held as inventory by two members of the Caterpillar dealer network. As other Caterpillar dealers fill their orders for Cat UPS products from that dealer network inventory instead of our factory, our revenue will suffer.

Two Caterpillar dealers purchased a substantial number of large UPS systems during the first nine months of 2001, of which many have remained in those dealers’ inventories rather than be sold to end user customers. As the other Caterpillar dealers fill their Cat UPS orders through this dealer inventory, as opposed to placing orders with Active Power, our revenue will suffer for the next several fiscal quarters. Moreover, failure to replenish the existing inventory of the Caterpillar dealer network could also negatively impact our revenue.

Our business is dependent on the market for power quality products and the health of the overall economy, and if this market does not expand as we anticipate, if alternatives to our products are successful, or if the downturn in the economy continues to limit capital spending, our business will continue to suffer.

The market for power quality products is evolving and it is difficult to predict its potential size or future growth rate. Most of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, have been reluctant or slow to adopt a new approach, particularly during a period of reduced capital expenditures. Moreover, our current products are alternatives to existing UPS and battery-based systems and may never be accepted by our customers or may be made obsolete by other advances in power quality technologies. Improvements may also be made to the existing alternatives to our products that could render them less desirable or obsolete. Furthermore, our business depends on capital expenditures by organizations, which tend to decrease when the U.S. or global economy slows. Our business has suffered significantly during the recent economic slowdown, and will continue to suffer until the economy improves and capital expenditures by organizations increase.

The impact of global economic conditions on our customers may cause us to fail to meet analyst and investors’ expectations, which would negatively impact the price of our stock.

Our operating results can vary significantly based upon the impact of global economic conditions on our customers. More specifically, the macroeconomic environment and capital spending has declined in recent years. While the economic environment is showing signs of improvement we have yet to notice a significant increase in capital expenditures by our customers or potential customers Our operating results depend on the overall demand for power quality products. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for power quality products caused by a weakening economy has resulted in decreased revenues. We may be especially prone to this as a result of the relatively high percentage of revenue we have historically derived from the high-tech industry, which was more significantly adversely impacted by the economic decline than other industries. Customers may defer or reconsider purchasing our products if they continue to experience a lack of growth in their business or if the general economy fails to significantly improve.

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

If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the Cat UPS product is not successful, our business and financial prospects could suffer. During 2002, 2001 and 2000, our business level with Caterpillar and its dealer network accounted for 81%, 87% and 96% of our product revenue, respectively. During the first six months of 2003, our business level with Caterpillar and its dealer network accounted for 80% of our product revenue. Pursuant to our distribution agreement with Caterpillar, they are the exclusive OEM distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units. Through December 31, 2002, pursuant to our development agreements Caterpillar has provided us with $10.0 million in funding to support the development of the Cat UPS product line and other development efforts. In exchange for these payments, Caterpillar received co-ownership of the proprietary rights in this product. Either Caterpillar or we may license to other entities the intellectual property that we jointly own without seeking the consent of the other and the licensing party will solely retain all licensing revenue generated by licensing this intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. Caterpillar may terminate this agreement at any time by giving us 90 days advance written notice.

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

In May 2001 we completed a 127,000 square foot facility used for manufacturing and testing our three-phase product line, including our DC and UPS products. In order for us to fully utilize the capacity of the facility and spread out its associated overhead, we must achieve significantly higher sales volumes. We have been unsuccessful at increasing our sales volume following the facility expansion and we may never increase our sales volume to necessary levels. If we do not reach these sales volume levels, or if we cannot sell our products at our suggested prices, our ability to reach profitability will be materially limited.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. There is a limited supply of skilled employees in the power quality marketplace. The decline in our stock price has resulted in a substantial number of “underwater” stock options, which may cause certain of our employees to seek employment elsewhere as a result of this decreased financial incentive. In April 2003, we reduced our workforce throughout all departments of the Company. If we experience significant demand for our products in the near term, we may have difficulty hiring and training qualified new employees to meet this demand. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace departing employees, our operations and new product development may suffer.

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

In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. For example, we were named in a lawsuit, along with Joe Pinkerton, our chairman and chief executive officer, alleging the misappropriation of trade secrets that we describe in further detail in “Legal Proceedings” in Item 1 of Part II below. We may become involved in additional litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings, including the current lawsuit in which we are named as a defendant, could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

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

Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities or the development of our manufacturing capabilities with our revenue and our cash on hand. We expect that our current cash and investments, together with our other available sources of working capital, will be sufficient to fund development activities for at least 24 months. However, unforeseen delays or difficulties in these activities could increase costs and exhaust our resources prior to the full commercialization of our products under development. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

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

Our stock price may be volatile.

From January 1, 2001 through June 30, 2003, the market price of our common stock has fluctuated between $0.98 and $31.50 per share. The market price of our common stock can be expected to fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•	changes in market valuations of other technology companies, particularly those that sell products used in power quality systems;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for flywheel energy storage systems;

•	the loss of one or more key OEM customers;

•	inability to expand our distribution channels;

•	departures of key personnel; and

•	changing external capital market conditions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This information is included in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, Active Power’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective as of June 30, 2003 (a date within 90 days of the filing of this Quarterly Report on Form 10-Q).

There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to June 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

ACTIVE POWER, INC.

PART II—OTHER INFORMATIO N

Item 1.	Legal Proceeding s.

On March 25, 2002, we, along with Joseph F. Pinkerton, III, our chairman and chief executive officer, Pinkerton Generator, Inc. (a corporation in which Mr. Pinkerton was an officer, director and the primary shareholder), and Caterpillar Inc. were named as defendants in a complaint filed in Michigan state court in the Circuit Court for the County of Wayne. The plaintiffs, Magnex Corporation, Enigma Corporation and Bergeron Corporation, and their individual principals, are seeking damages for: alleged breach of a joint venture agreement dated June 23, 1989, which was entered into by and among Pinkerton Generator, Inc., Magnex Corp. and Enigma Corp.; breach of fiduciary duties; misappropriation of trade secrets; and the commission of other torts relating to this joint venture. Neither Active Power nor any of its predecessors in interest was a party to the joint venture agreement. We were served with the Original Complaint and Amended Complaint on April 19, 2002. The parties met for non-binding mediation in Detroit in May 2003, but failed to resolve the dispute. This proceeding is in the discovery phase, and we are therefore unable to determine the ultimate outcome of this claim at this time.

Item 2.	Changes in Securities and Use of Proceeds.

    Not applicable.

Item 3.	Defaults Upon Senior Securities.

    Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders held on May 1, 2003, our stockholders voted on the following matters:

(1) The election of one Class III director to serve until our 2006 annual meeting or until his successor has been elected and qualified. The nominee of the board of directors was elected by the following vote:

Class III Director	Shares Voted in Favor	Shares Withheld
Joseph F. Pinkerton, III	32,880,146	2,149,291

The following is a list of our other directors whose term of office continued after our annual meeting:

•    Our Class I directors, Richard E. Anderson, Rodney S. Bond and Benjamin L. Scott, who will continue to serve until our 2004 annual meeting or until his successor has been elected and qualified; and

•    Our Class II directors, Jan H. Lindelow and Terrence L. Rock, who will continue to serve until our 2005 annual meeting or until his successor has been elected and qualified.

(2) The approval of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2003. The appointment was approved by the following vote:

Shares Voted in Favor	Shares Voted Opposed	Shares Abstaining
34,817,360	196,452	15,624

Item 5.	Other Information.

    Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

    (a) Exhibits

99.1	Exhibit 31.1—Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

99.2	Exhibit 31.2—Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

99.3	Exhibit 32.1—Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.4	Exhibit 32.2—Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

    (b) During the fiscal quarter ended June 30, 2003, Active Power filed the following current report on Form 8-K:

•	We filed a Form 8-K dated April 24, 2003 announcing a press release describing the results of operations for our fiscal quarter ended March 31, 2003

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)
July 24, 2003 (Date)	/s/ Joseph F. Pinkerton, III
Joseph F. Pinkerton, III
Chairman of the Board, President and
Chief Executive Officer

July 24, 2003 (Date)	/s/ David S. Gino
David S. Gino
Chief Operating Officer, Vice President of Finance,
Chief Financial Officer and Secretary
(Principal Accounting Officer)