Form 10-Q
period 2003-09-30
ACTIVE POWER INC
filed 2003-10-23
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of common stock outstanding at September 30, 2003 was 42,070,529.

ACTIVE POWER, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTIVE POWER, INC.

BALANCE SHEETS

(Thousands)

	September 30, 2003	December 31, 2002

	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$55,159	$62,934
Accounts receivable, net	2,232	1,510
Inventories	3,565	6,511
Prepaid expenses and other	1,417	613

Total current assets	62,373	71,568
Property and equipment, net	11,069	12,095
Investments in marketable securities	21,034	27,110

Total assets	$94,476	$110,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,003	$352
Accrued expenses	3,585	3,761
Deferred revenue	368	—

Total liabilities	4,956	4,113
Stockholders’ equity:
Common Stock	42	42
Treasury stock	(2)	(2)
Deferred stock compensation	(51)	(198)
Additional paid-in capital	214,938	214,548
Accumulated deficit	(125,638)	(108,315)
Other accumulated comprehensive income	231	585

Total stockholders’ equity	89,520	106,660

Total liabilities and stockholders’ equity	$94,476	$110,773

See accompanying notes.

ACTIVE POWER, INC.

STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Product revenue	$2,988	$2,185	$6,484	$7,417
Development contract	—	1,000	—	3,000

Total revenue	2,988	3,185	6,484	10,417
Operating expenses:
Cost of product revenue	3,629	3,718	9,801	12,047
Cost of development contract	—	888	—	2,432
Research and development	2,236	2,671	7,130	7,945
Selling, general & administrative	2,594	3,012	8,210	8,979
Amortization of deferred stock compensation	17	109	83	1,197

Total operating expenses	8,476	10,398	25,224	32,600

Operating loss	(5,488)	(7,213)	(18,740)	(22,183)
Interest income	423	786	1,429	2,520
Other income (expense)	(1)	12	(12)	2

Net loss	$(5,066)	$(6,415)	$(17,323)	$(19,661)

Net loss per share, basic & diluted	$(0.12)	$(0.15)	$(0.41)	$(0.48)
Shares used in computing net loss per share, basic & diluted	41,995	41,415	41,869	41,132

Comprehensive loss:
Net loss	$(5,066)	$(6,415)	$(17,323)	$(19,661)
Unrealized gain (loss) on investments in marketable securities	(147)	108	(353)	400

Comprehensive loss	$(5,213)	$(6,307)	$(17,676)	$(19,261)

See accompanying notes.

ACTIVE POWER, INC.

STATEMENTS OF CASH FLOWS

(Thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net loss	$(17,323)	$(19,661)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,869	2,896
Retirement of fixed assets	(4)	428
Amortization of deferred stock compensation	83	1,197
Changes in operating assets and liabilities:
Accounts receivable, net	(722)	(17)
Inventories	2,947	(303)
Prepaid expenses and other assets	(805)	(262)
Accounts payable	651	(3,355)
Accrued expenses	(176)	125
Deferred revenue	368	—

Net cash used in operating activities	(13,112)	(18,952)

Investing activities
Net maturity (purchase) of investments	5,724	4,094
Purchases of property and equipment	(840)	(548)

Net cash provided by investing activities	4,884	3,546

Financing activities
Net proceeds from issuance of common stock	453	1,026

Net cash provided by financing activities	453	1,026

Change in cash and cash equivalents	(7,775)	(14,380)
Cash and cash equivalents, beginning of period	62,934	80,401

Cash and cash equivalents, end of period	$55,159	$66,021

See accompanying notes.

Active Power, Inc.

Notes to Financial Statements

September 30, 2003

(unaudited)

1. Organization

Active Power, Inc. was founded in 1992 for the purpose of developing and commercializing advances in the field of electromechanics. Prior to 2000, we devoted our efforts principally to research and development, pursuing patent protection for our innovations, successful production of our initial prototypes, raising capital and pursuing markets for our flywheel-based power quality and energy storage products. In 2000 and 2001, the size and scope of our operations expanded considerably. We raised our level of new product development, increased our manufacturing capabilities and capacity, and added resources in sales and service to strengthen our distribution channels. Since that time, we have concentrated on expanding our core group of products through engineering innovation, reducing the cost of those products, manufacturing them with the quality demanded by our customers and broadening our channels to market.

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

Inventory

Active Power states inventories at the lower of cost or market. Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$1,632	$2,643
Processed inventory	1,933	3,868

	$3,565	$6,511

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(5,066)	$(6,415)	$(17,323)	$(19,661)
Basic and diluted:
Weighted-average shares of common stock outstanding	42,003	41,471	41,885	41,196
Weighted-average shares of common stock subject to repurchase	(8)	(56)	(16)	(64)

Shares used in computing net loss per share, basic and diluted	41,995	41,415	41,869	41,132

Net loss per share, basic and diluted	$(0.12)	$(0.15)	$(0.41)	$(0.48)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation Of Variable Interest Entities. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 must be applied at the end of periods ending after December 15, 2003, and is effective immediately for all new variable interest entities created or acquired after January 31, 2003. We do not believe that the adoption of FIN 46 will have a material impact on our results of operations or financial position, as at this time we are not a party to any variable interest entities.

In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments With Characteristics Of Both Liabilities And Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. SFAS 150 did not have a material impact on our results of operations or financial position.

3. Accounting for Stock-Based Compensation

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss – as reported	$(5,066)	$(6,415)	$(17,323)	$(19,661)
Total stock-based compensation cost, net of related tax effects included in the determination of net loss as reported	17	109	83	1,197
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(1,465)	(2,116)	(4,689)	(6,800)

Pro forma net loss	$(6,514)	$(8,422)	$(21,929)	$(25,264)

Earnings per share
Basic and diluted - as reported	$(0.12)	$(0.15)	$(0.41)	$(0.48)
Basic and diluted – pro forma	$(0.16)	$(0.20)	$(0.52)	$(0.61)

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

Among the important factors which could cause actual results to differ materially include: the potential for significant losses to continue; inability to accurately predict revenue and budget for expenses for future periods; fluctuations in revenue and operating results; dealer inventory levels; global economic factors, particularly in the primary markets served by our products, and continued decreases and/or delays in capital spending; limited product offerings; inability to expand and integrate new distribution channels; inability to manage new and existing product distribution relationships; our current dependence on our relationship with Caterpillar; inexperience in manufacturing our products in large quantities; delays in research and development; dependence on sole or limited source suppliers; inability to increase product sales; inventory risks; limited resources; dependence upon key personnel; inability to protect our intellectual property rights, including the possibility of an adverse outcome in the litigation in which we are currently engaged; potential future acquisitions; and the volatility of our stock price regardless of our actual financial performance. The discussion below addresses some of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

Overview

We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today’s digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for the lead-acid batteries used in conventional power quality installations. Our first product offering, the CleanSource® DC can replace lead-acid batteries in a conventional UPS system, or complement the batteries and increase their life span. The CleanSource DC is compatible with all major UPS brands and sold primarily through Powerware, one of the leading global suppliers of UPS systems, and manufacturers’ representatives. Leveraging our expertise in this technology we have developed a battery-free uninterruptible power supply (UPS). We sell our UPS through Caterpillar under the Caterpillar brand name, Cat® UPS, as well as directly to end users through manufacturing representatives under the brand name CleanSource® UPS. We sell and distribute all of our products through a variety of channels including our existing OEMs and an Active Power direct sales channel, including independent power quality manufacturers’ representatives, to maximize market coverage and penetration. Our products are sold for use in the facilities of companies across many different industries that share a critical need for reliable, high-quality power, such as broadcasters, hospitals, plastic manufacturers, semiconductor manufacturers, pharmaceutical manufacturers and data centers. Sales have been spread across many different countries from around the world.

Since 1996, we have focused our efforts and financial resources primarily on the design and development of our CleanSource line of power quality products and on establishing effective distribution channels to market our products. As of September 30, 2003, we had generated an accumulated deficit of $125.6 million and expect to continue to sustain operating losses for the next several quarters. Prior to our initial public offering, we funded our operations primarily through sales of shares of our preferred stock, which resulted in gross proceeds of $42.6 million. Based on the current spending levels and expectations in our current business plan, we believe the proceeds from our August 2000 initial public offering, $138.4 million net of commissions and issuance costs, cash balances on hand prior to August 2000, and cash from product revenue and development contracts will be sufficient to meet our capital requirements through at least the next 24 months. Our cash and investments position at September 30, 2003 was $76.2 million.

Since our inception, a small number of customers have accounted for the majority of our annual sales. In 2002, 2001 and 2000, Caterpillar and its dealer network accounted for 81%, 87% and 96%, respectively, of our product revenue. In 2002, sales to Powerware constituted 12% of our total revenue. In the first nine months of 2003, sales to Caterpillar and Powerware accounted for 72% and 7%, respectively, of our total revenue. The remainder of our sales revenue for the first nine months of 2003 was derived from our Active Power branded sales channel. We expect to continue to be dependent on Caterpillar for a substantial portion of our sales for the next several quarters.

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

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Because to date we have sold to a limited number of large customers (e.g., Caterpillar and Powerware), credit losses have been minimal. As we integrate additional distribution channels into our business and begin selling our products to smaller, less established customers, the risk of credit losses may increase. Among other factors, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

We state inventories at the lower of cost or market value. If actual future demand or market conditions are less favorable than those projected by management, or if product design changes result in excess or obsolete components beyond current expectations, additional inventory write-downs may be required. We evaluate our inventory values on a quarterly basis.

Accrued Warranty Liability

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. We evaluate the reasonableness of our warranty accrual levels on a quarterly basis. In 2003 we began reporting warranty expense in Cost of Product Revenue to emphasize the importance of product quality on overall product costs. Prior to 2003, product warranty costs were accounted for in sales, general and administrative expense and have been reclassified to conform to the current year presentation.

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

Results of Operations

Product revenue. Product revenue primarily consists of sales of our CleanSource line of power quality products. Sales increased $803,000, or 37%, to $3.0 million for the three months ended September 30, 2003, from $2.2 million for the three months ended September 30, 2002. For the three months ended September 30, 2003 we sold 49 quarter-megawatt flywheel units compared to 41 units for the same period in 2002. We believe the increase in product revenue and units shipped in the three month period was due to the expansion of our flywheel based product line and sales from our new Active Power direct sales channel. Sales decreased $933,000, or 13%, to $6.5 million for the nine months ended September 30, 2003, from $7.4 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003 we sold 100 quarter-megawatt flywheel units compared to 130 units for the same period in 2002. We believe the decrease in revenue and units shipped for the nine month period was primarily attributable to a reduction in the market for capital equipment, including power quality equipment, due in large part to the overall economic slowdown that persisted through the first half of 2003 in the United States and globally. The average selling price of our base products has remained relatively flat the last several quarters, but can vary depending on product mix and the level of add-on options purchased by the customer. Our international sales increased to approximately 53% of our product revenue for the three months ended September 30, 2003, compared to approximately 26% in the same period last year, due to an extension of our sales coverage into new regions of Europe and Asia. We anticipate that international sales will continue to account for a substantial portion of our sales revenue for the next several quarters.

We benefited from several large inventory-stocking orders by our OEM customers during 2001. Since that time, the vast majority of our sales have been to our OEM customers for specifically identified end users. A substantial number of these inventory-stocking units are still being held by OEM customers as of September 30, 2003. We believe the number of units in inventory stock at our OEM customers has begun to decline the last few quarters, including several units that were sold to end customers during the three months ended September 30, 2003. Although we have no obligations to our OEM customers for the inventory that they hold, any reduction in these inventory stocking levels will displace our sales. We are working closely with our OEM’s to help place these systems with end users over time.

Development contract revenue. Development contract revenue consists of funding paid to us by Caterpillar. In 1999 we entered into an agreement with Caterpillar to develop the Cat UPS. As part of that agreement Caterpillar provided us with $5.0 million in funding for the successful completion of several development milestones. In September 2001 we signed an extension to our development agreement with Caterpillar to expand the Cat UPS product line. The extension called for an additional $5.0 million in funding upon successful completion of certain development milestones. Between December 2001 and December 2002 we completed all five milestones and collected and recognized $5.0 million of development funding. We had no development contract revenue in the three months ended September 30, 2003 and no development contract revenue in the nine months ended September 30, 2003, compared with $1.0 million in the three months ended September 30, 2002 and $3.0 million in the nine months ended September 30, 2002. We currently do not have, nor do we anticipate, any agreements that will provide us with additional development funding.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment, product warranty, other costs associated with our assembly and test operations, shipping costs, and the costs of manufacturing support functions such as procurement, logistics and quality assurance. Cost of product revenue decreased approximately $89,000, or 2%, to $3.6 million for the three months ended September 30, 2003, from $3.7 million for the three months ended September 30, 2002. Cost of product revenue decreased approximately $2.2 million, or 19%, to $9.8 million for the nine months ended September 30, 2003, from $12.0 million for the nine months ended September 30, 2002. Product gross margins improved to (21%) for the three months ended September 30, 2003 and to (51%) for the nine months ended September 30, 2003, compared to (70%) and (62%) respectively for the same periods in 2002. This improvement was due to a reduction in our manufacturing and product costs associated with engineering driven product cost savings and reduced manufacturing staffing and spending levels. Product gross margin improvements for the nine month period were reduced by lower sales levels during the first six months of 2003 when compared to the same period of 2002. While our variable product margin (sales less materials, direct labor and warranty expense) was positive in the first nine months of 2003, our overall product margin was negative due, in large part, to the underutilization of our indirect manufacturing costs. Over time, we believe gross margins should improve if we can increase product volume, thereby achieving greater economies of scale in production and in purchasing component parts, and introduce additional engineering design savings. Our product margins can also vary significantly depending on the mix and price of products sold.

Cost of development contract. Cost of development contract primarily consists of engineering expenses incurred related to the joint development process with Caterpillar, through which we have received development funding in the past. Because we do not have a development contract with Caterpillar at this time, we did not have any development contract funding, nor did we have any corresponding cost of development contract expenses during the nine months ended September 30, 2003, compared to $888,000 in the three months ended September 30, 2002, and $2.4 million for the nine months ended September 30, 2002.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Research and development expense decreased approximately $435,000, or 16%, to $2.2 million for the three months ended September 30, 2003, from $2.6 million for the three months ended September 30, 2002. Research and development expense decreased $815,000, or 10%, to $7.1 million for the nine months ended September 30, 2003, from $7.9 million for the nine months ended September 30, 2002. The decrease in research and development expense was primarily driven by a reduction in development spending on our new 1200 kVA high power UPS product line extension as we near the completion of its development. We believe research and development costs will remain relatively flat the next several quarters but would decrease as a percentage of sales if future sales growth occurs. Over time we expect a shift in our development efforts from our high power 1200 kVA UPS to lower power, extended runtime products will further reduce our project related cost and, in turn, lower our R&D spending levels.

Selling, general and administrative. Selling, general and administrative expense is primarily comprised of compensation and related costs for sales, service, marketing and administrative personnel, selling and marketing expenses, professional fees, and bad debt costs and reserves. Selling, general and administrative expense decreased $418,000, or 14%, to $2.6 million for the three months ended September 30, 2003, from $3.0 million for the three months ended September 30, 2002. Selling, general and administrative expense decreased $769,000, or 9%, to $8.2 million for the nine months ended September 30, 2003, from $9.0 million for the nine months ended September 30, 2002. The decrease in selling, general and administrative expense was principally due to a reduction in personnel associated with the consolidation of several management and sales positions. We believe that selling, general and administrative expense will increase modestly over the next several quarters, but would decrease as a percentage of sales if future sales growth occurs. Savings realized in the third quarter associated with our second quarter 2003 staffing reductions were offset by increased marketing promotions and advertising, and increases in directors and officers insurance premiums.

Amortization of deferred stock compensation. Deferred stock compensation is a non-cash expense that reflects the difference between the exercise price of option grants to employees and the estimated fair value of our common stock at the date of grant determined subsequently by us. We are amortizing deferred stock compensation as an operating expense over the vesting periods of the applicable options, which resulted in amortization expense of $17,000 for the three months ended September 30, 2003 and $109,000 for the three months ended September 30, 2002. Amortization expense was $83,000 for the nine months ended September 30, 2003 compared to $1.2 million for the nine months ended September 30, 2002. The amortization expense has been reduced significantly in recent quarters as the options for which we are amortizing this expense become fully vested and as employees to whom these options were granted leave the company and their unvested options are canceled. We expect this amortization expense to continue to decrease in the future until it is eliminated in the second quarter of 2004.

Interest income. Interest income decreased $363,000, or 46%, to $423,000 for the three months ended September 30, 2003, from $786,000 for the three months ended September 30,

2002. Interest income decreased $1.1 million, or 43%, to $1.4 million for the nine months ended September 30, 2003, from $2.5 million for the nine months ended September 30, 2002. This decrease is attributable to two factors. First, there was a decrease in our average cash and investments balance to $78.4 million for the three-month period ended September 30, 2003, compared to an average cash and investments balance of $95.8 million for the three-month period ended September 30, 2002. Second, the average rate of return on our investments decreased from 3.3% in the third quarter of 2002 to 2.1% in the third quarter of 2003, as interest rates in the financial markets have declined over the past year, and several higher yield securities purchased in early 2002 matured and were reinvested at current market rates.

Liquidity and Capital Resources

Our principal source of liquidity as of September 30, 2003 consisted of approximately $76.2 million of cash, cash equivalents and investments in marketable securities. We have primarily funded our operations from the proceeds of our initial public offering in August 2000 of $138.4 million net of underwriting discounts and issuance costs, $42.6 million in proceeds from preferred stock financings, as well as $10 million in development funding we received from Caterpillar since 1999, and our product revenue. Cash used in operating activities in the three months ended September 30, 2003 was $4.4 million, a $1.7 million decrease from the $6.1 million used in the same period of 2002. Cash used in operating activities in the first nine months of 2003 was $13.1 million, a $5.9 million decrease from the $19.0 million used in the first nine months of 2002. The cash usage in 2002 and 2003 was principally focused on product development of our higher power product platform, the expansion and product cost reductions of our existing UPS product line, and the funding of manufacturing operations and sales and marketing activities to support current revenue and position us for future sales growth. The decrease in cash usage for both the three and nine months ended September 30, 2003 compared to the same period the prior year was primarily attributable to reductions in our net loss and inventory levels.

Capital expenditures in the first nine months of 2003 were $840,000, a $292,000 increase from the $548,000 used in the first nine months of 2002. In the first nine months of 2003 our expenditures were principally for the completion of the leasehold improvements to adapt a portion of our manufacturing facility to support the consolidation of our manufacturing, sales, service, marketing, information technology and administrative functions into one facility. Our expenditures in the first nine months of 2002 were limited to leasehold improvements to our engineering testing facilities and other general computer equipment and software for administrative purposes. We expect to spend $100,000 to $200,000 during the remainder of 2003 for additional engineering lab equipment, and computer equipment and software for general corporate purposes.

We believe our existing cash and investments balance at September 30, 2003 will be sufficient to meet our capital requirements through at least the next 24 months, although we might elect to seek additional funding prior to that time. Beyond the next 24 months, our capital requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation Of Variable Interest Entities. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 must be applied at the end of periods ending after December 15, 2003, and is effective immediately for all new variable interest entities created or acquired after January 31, 2003. We do not believe that the adoption of FIN 46 will have a material impact on our results of operations or financial position, as at this time we are not a party to any variable interest entities.

In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments With Characteristics Of Both Liabilities And Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. SFAS 150 did not have a material impact on our results of operations or financial position.

Quantitative and Qualitative Disclosures About Market Risk

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by $760,000. Because of the nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on their fair value.

Risk Factors That May Affect Future Results

You should carefully consider the risks described below before making a decision to invest in our common stock or in evaluating Active Power and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the following risks could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

We have incurred significant losses and anticipate losses for the next several quarters.

We have incurred operating losses since our inception and expect to continue to incur losses for the next several quarters. As of September 30, 2003, we had an accumulated deficit of $125.6 million. To date, we have funded our operations principally through the sale of our stock, our product revenue and $10.0 million in development funding payments from Caterpillar. We will need to generate significant additional revenue to achieve profitability, and we cannot assure you that we will ever realize additional revenue at such levels. We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our product revenue after costs, and, as a result, we expect to continue to incur losses for the next several quarters.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenue and may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

We have generated a total of $44.4 million in product revenue since January 1, 1998, with approximately $3.0 million generated in the three months ended September 30, 2003. We are uncertain whether our products will achieve market acceptance such that our revenue will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses, if desired, in a timely manner to offset any revenue shortfall. If our revenue does not increase as anticipated, we will continue to incur significant losses.

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

There is a substantial amount of product held as inventory by several of our OEM customers. If these OEMs fill their orders from existing stock instead of our factory, our revenue will suffer.

Several OEMs purchased a substantial number of our Cleansource DC and UPS systems during 2001, of which many have remained in those OEMs inventories rather than being sold to end user customers. As our OEMs fill some of their Cleansource DC and Cat UPS orders with existing inventory stock, as opposed to placing orders with Active Power, our revenue will suffer for the next several fiscal quarters as this inventory held by these OEMs is reduced.

Our business is dependent on the market for power quality products and the health of the overall economy, and if this market does not expand as we anticipate, if alternatives to our products are successful, or if the downturn in the economy continues to limit capital spending, our business will continue to suffer.

The market for power quality products is evolving and it is difficult to predict its potential size or future growth rate. Most of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, have been reluctant or slow to adopt a new approach, particularly during a period of reduced capital expenditures. Moreover, our current products are alternatives to existing UPS and battery-based systems and may never be accepted by our customers or may be made obsolete by other advances in power quality technologies. Improvements may also be made to the existing alternatives to our products that could render them less desirable or obsolete. Furthermore, our business depends on capital expenditures by organizations, which tend to decrease when the U.S. or global economy slows. Our business suffered significantly as a result of the economic slowdown that continued through the first six months of 2003. Our business may continue to suffer until the economy recovers and capital expenditures by our customers increase and stabilize.

The impact of global economic conditions on our customers may cause us to fail to meet analyst and investors’ expectations, which would negatively impact the price of our stock.

Our operating results can vary significantly based upon the impact of global economic conditions on our customers. More specifically, the macroeconomic environment and capital spending has declined in recent years. While the economic environment is showing signs of improvement, we have yet to notice a significant increase in capital expenditures by our customers or potential customers. Our operating results depend on the overall demand for power quality products. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for power quality products caused by a weakening economy resulted in decreased revenues. We may be especially prone to this as a result of the relatively high percentage of revenue we have historically derived from the high-tech industry, which was more significantly adversely impacted by the economic decline than other industries. Customers may defer or reconsider purchasing our products if they continue to experience a lack of growth in their business or if the general economy fails to significantly improve and stabilize.

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

The future growth of our business will depend in part on our ability to expand our existing relationships with distributors, to identify and develop additional channels for the distribution and sale of our products and to manage these relationships. As part of our growth strategy, we may expand our relationships with distributors and develop relationships with new distributors. We will also look to identify and develop new relationships with additional parties that could serve as an outlet for our products. For example, we recently broadened our sales and distribution channel by offering our products through manufacturers’ representatives throughout North America and internationally. Our inability to successfully execute this strategy, and to integrate and manage our existing OEM channel partners, Caterpillar and Powerware, and our new manufacturers’ representatives could impede our future growth.

We are heavily dependent on our relationship with Caterpillar, our primary OEM customer. If our relationship is unsuccessful, for whatever reason, our business and financial prospects could suffer.

If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the Cat UPS product is not successful, our business and financial prospects could suffer. During 2002, 2001 and 2000, Caterpillar and its dealer network accounted for 81%, 87% and 96% of our product revenue, respectively. During the first nine months of 2003, Caterpillar and its dealer network accounted for 72% of our product revenue. Pursuant to our distribution agreement with Caterpillar, they are the exclusive OEM distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units. Through December 31, 2002, pursuant to our development agreements Caterpillar has provided us with $10.0 million in funding to support the development of the Cat UPS product line and other development efforts. In exchange for these payments, Caterpillar received co-ownership of the proprietary rights in this product. Either Caterpillar or we may license to other entities the intellectual property that we jointly own without seeking the consent of the other and the licensing party will solely retain all licensing revenue generated by licensing this intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. Caterpillar may terminate this agreement at any time by giving us 90 days advance written notice.

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

In May 2001 we completed a 127,000 square foot facility used for manufacturing and testing our three-phase product line, including our DC and UPS products. In order for us to fully utilize the capacity of the facility and spread out its associated overhead, we must achieve significantly higher sales volumes. We have not been successful at increasing our sales volume following the facility expansion and we may never increase our sales volume to necessary levels. If we do not reach these sales volume levels, or if we cannot sell our products at our suggested prices, our ability to reach profitability will be materially limited.

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

We depend on sole source and limited source suppliers for certain key components, and if we are unable to buy these components on a timely basis, our inability to deliver our products to our customers in a timely manner may result in reduced revenue and lost sales.

At current sales levels we purchase several component parts from sole source and limited source suppliers. As a result, if our suppliers receive excess demand for their products, we may receive a low priority for order fulfillment as large volume customers will receive priority. If we are delayed in acquiring components for our products, the manufacture and shipment of our products also will be delayed. We are, however, continuing to enter into long-term agreements with our sole suppliers and other key suppliers, when available, using a rolling sales volume forecast to stabilize component availability. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components. Some of these delays may be substantial. As a result, we purchase several components in large quantities to protect our ability to deliver finished products. If we overestimate our component requirements, we may have excess inventory, which will increase our costs. If we underestimate our component requirements, we will have inadequate inventory, which will delay our manufacturing and render us unable to deliver products to customers on scheduled delivery dates. If we are unable to obtain a component from a supplier or if the price of a component has increased substantially, we may be required to manufacture the component internally, which will also result in delays. Manufacturing delays could negatively impact our ability to sell our products and could damage our customer relationships.

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

Our stock price may be volatile.

Historically the market price of our common stock has fluctuated significantly. The market price of our common stock can be expected to fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. We carried out an evaluation as of September 30, 2003, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC filings.

(b)	Changes in internal controls over financial reporting. There was no change in internal control over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds.

The Securities and Exchange Commission on August 7, 2000 declared effective our registration statement on Form S-1 (File No. 333-36946) relating to the initial public offering of our common stock. As of September 30, 2003, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose. We also may apply a portion of the proceeds to the payment of cash dividends or for additional stock repurchases or other similar transactions.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.1	*	Purchase and Sale Agreement between Active Power, Inc. and Fuji Electric Co., Ltd. dated July 23, 2003.

31.1		Certification of Joseph F. Pinkerton, III, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2		Certification of David S. Gino, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1		Certification of Joseph F. Pinkerton, III, President and Chief Executive Officer, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2		Certification of David S. Gino, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	A request for confidential treatment has been made with the Securities and Exchange Commission as to certain portions of this exhibit

(b)	During the fiscal quarter ended September 30, 2003, Active Power filed the following current report on Form 8-K:

•	We filed a Form 8-K dated July 24, 2003, which included information reported on Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits and Item 12 – Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

October 23, 2003	/s/ Joseph F. Pinkerton, III
(Date)	Joseph F. Pinkerton, III Chairman of the Board, President and Chief Executive Officer

October 23, 2003	/s/ David S. Gino
(Date)	David S. Gino Chief Operating Officer, Vice President of Finance, Chief Financial Officer and Secretary (Principal Accounting Officer)