Form 10-K
period 2003-12-31
ACTIVE POWER INC
filed 2004-02-19
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934 for the fiscal year ended December 31, 2003

Commission file number 000-30939

ACTIVE POWER, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	74-2961657
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

2128 W. Braker Lane, BK12, Austin, Texas	78758
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 836-6464

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on the last day of registrant’s most recently completed second fiscal quarter, June 30, 2003, as reported on The Nasdaq Stock Market, was approximately $52 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant’s Common Stock).

As of February 13, 2004, the Registrant had 42,260,463 outstanding shares of Common Stock.

Documents Incorporated by Reference:

Certain information required by Part III of this Annual Report on From 10-K is incorporated by reference from the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2004 Annual Meeting of Stockholders.

Active Power, Inc.

Unless otherwise indicated, “we,” “us,” “our,” and “Active Power” mean Active Power, Inc., including our predecessor Texas corporation. References in this report to “$” or “dollars” are to United States of America currency.

i

Special Note Regarding Forward-Looking Statements

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

•	strategic relationships with third parties;

•	customer demand for our products;

•	growth and future operating results;

•	developments in our markets;

•	expansion of our product offerings and sales channels;

•	customer benefits attributable to our products;

•	technologies and operations;

•	industry trends; and

•	future economic, business and regulatory conditions.

You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned “Additional Factors That May Affect Future Results” in Item 1 of this report as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements.

ii

PART I

ITEM 1.	Business.

Overview

We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today’s digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. Leveraging our expertise in this technology, we have also developed a battery-free uninterruptible power supply (UPS) system. This system is marketed by Caterpillar, the leading maker of engine generators for the power reliability market, under the Caterpillar brand name “Cat® UPS” and by Active Power as the CleanSource® UPS. We continue to broaden our product offerings and expand our available market by developing additional power quality systems to address customer needs at both higher and lower power levels. Our family of battery-free products currently ranges from 65 kVA – 1200 kVA. We anticipate expanding our product offerings during 2004 by providing the ability to parallel our 1200 kVA UPS system to 3600 kVA and a new battery-free product platform with extended runtime capability.

We were founded as a Texas corporation in 1992. We began our efforts to develop a flywheel energy storage product for the power quality market in 1996 and subsequently changed our name from Magnetic Bearing Technologies, Inc. to Active Power, Inc. We re-incorporated in Delaware in 2000.

Industry Background

Power Requirements of Today’s Digital Economy

The worldwide demand for high quality electricity has been increasing over the last several years, driven in large part by growth in the use of computers, the Internet, on-line transactions and other sensitive equipment controlled by semiconductor chips. The demand for high quality electricity exists across many industries and businesses, ranging from digital broadcasting stations to plastic extrusion facilities to data centers.

As the proliferation of sophisticated digital electronics grows and the dependence on high performance computers and networked systems increases, the need for very high levels of quality power and reliable power becomes paramount. However, despite this dramatic change in the mix of electricity demand, the distribution system used to provide power has not improved. The power delivered over the electric utility grid today is subject to power disturbances, such as voltage sags and surges, and power outages. These disturbances, while typically lasting less than two seconds, can have significant financial and operational effects on companies doing business in the digital economy. The U.S. Department of Energy estimates the average cost of downtime as follows:

Industry	Average Cost of Downtime
Telephone Ticket Sales	$72,000 per hour
Airline Reservations	$90,000 per hour
Credit Card Operations	$2,580,000 per hour
Brokerage Operations	$6,480,000 per hour

Power disturbances are a significant concern for everything from the computers used in modern commercial and industrial processes to telecommunications equipment. Leaving these devices unprotected from disturbances can have significant and negative effects on the power user. A 2001 study by the Electric Power Research Institute estimated that electric power problems annually cost U.S. industry between $119 and $188 billion in lost data, material and productivity. Even the loss of quality power for one second at a semiconductor manufacturing plant can severely disrupt operations and result in the loss of millions of dollars. As the digital economy and the use of power-sensitive microelectronics grows, preventing network and equipment downtime due to power-related problems will become even more important.

Electric utilities are dependent on the electric utility grid for transmission and distribution of electric power. The electric utility grid is unable to provide high quality, uninterrupted power due in large part to being exposed to severe weather, animals, accidents and other external events. While substantial upgrades and other investments could improve overall utility grid reliability, the level of power quality required for these sophisticated electronic applications is difficult to achieve without local uninterrupted power protection close to the point of use.

Power Quality Systems: Uninterruptible Power Supplies and Continuous Power Systems

There are a variety of approaches that attempt to address the deficiencies of power delivered by the electric utility grid. Conventional power quality systems have been constructed from an array of devices, including batteries for short-term power disturbances, engine generators, commonly referred to as “gensets,” for longer-term outages, and electronics to control the two. A short-term (seconds to minutes) energy storage device with control electronics is referred to as an uninterruptible power supply, or UPS. A UPS coupled with a genset to protect against longer-term outages (minutes to hours or days) is referred to as a continuous power system, or CPS.

A UPS protects sensitive systems from sags, surges and other temporary interruptions in utility-supplied power. A UPS consists of solid-state switches and electronics that are connected to both the electric utility grid and a back-up power source, typically lead-acid batteries. The UPS electronics monitor the power from the electric utility grid. If the UPS determines that the power being supplied from the grid is unacceptable or that insufficient power is being supplied, it will draw power from the back-up power source to ensure uninterrupted, quality power. These back-up power sources typically provide 5 to 15 minutes of back-up power before the batteries are depleted.

A CPS provides back-up power indefinitely. As described above, if the UPS determines that there is a power quality or power reliability problem, it initially switches to the back-up power source to provide power to the load. If, however, the disturbance lasts for an extended period (typically, more than 5 to 10 seconds), the CPS genset is activated and begins to provide back-up power. The genset can remain operational for as long as it has adequate fuel. Internet service providers, data processing centers, semiconductor plants, cellular phone sites and fiber nodes all use CPSs to keep critical business equipment operating when electric utility grid power falters.

The following diagrams depict a conventional UPS and CPS:

Limitations of Conventional UPS and CPS

Conventional battery-based UPS and CPS devices have evolved out of a makeshift combination of diesel engines, generators, lead-acid based automobile batteries and UPS electronics. We believe that this patchwork approach to UPS and CPS has resulted in systems that are less efficient, less reliable and more expensive than they could be otherwise. The lead-acid batteries that provide “ride-through,” or temporary, power for the UPS and CPS, are the most unreliable and most costly element of conventional power quality and reliability solutions. While batteries are currently the only commercially viable alternative in the 5-15 minute UPS market, lead-acid batteries have numerous problems, including:

Reliability

•	Relatively high failure rate—Batteries are prone to heat build-up and acid leaks that lead to failure;

•	Limited life based on usage—When batteries are repeatedly used at close to their maximum power output, their power output capacity can rapidly decrease, reducing the batteries’ effectiveness over time;

Cost

•	Frequent replacement required—Regardless of usage, batteries have a limited useful life and must be replaced every 2 to 6 years, depending upon the type of use, environment and other factors;

•	High maintenance—Batteries must be regularly inspected, generally every three months, to detect problems. Batteries also require periodic testing to determine their power output capacity, which degrades over time;

•	Bulky—Generally, multiple batteries forming banks or strings must be used to support UPS functions. They also must be spaced apart to prevent uncontrolled heating. Batteries therefore can consume valuable space which otherwise could be allocated to revenue generating equipment;

•	Temperature sensitivity—Unless cooled by costly air conditioning systems, battery life will rapidly degrade;

Environmental

•	Toxicity—Batteries contain toxic materials such as lead and sulfuric acid; and

•	Disposal—State and federal environmental regulations governing battery disposal are rigorous and costly.

Beyond the specific problems associated with lead-acid batteries, existing UPSs and CPSs contain inefficiencies inherent in any system that was not designed as an integrated solution. The major components of these systems do not come from a single source. This lack of a single-source supplier makes installation, maintenance and failure analysis more difficult, costly and complex. Typically, separate companies manufacture, market and service the genset, UPS electronics and batteries. The end-user must often assume the responsibility to integrate and monitor the system.

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

CleanSource DC can operate in conjunction with or can replace battery strings used in UPS and CPS systems and can replace the batteries now used with fuel cells and microturbines to meet peak power demands. This system is available in a variety of delivered power ratings up to 500 kW per flywheel system. We also can configure the units in parallel to achieve higher power. CleanSource DC has been designed for much longer service intervals and more extreme environments than typical lead-acid battery installations. Our first CleanSource DC unit was placed in service in March 1997. In September 2001 we commercially launched our second-generation CleanSource DC product, CleanSource2 DC. Compared to its predecessor, the CleanSource2 DC has a much faster recharge time and a reduced part count. Our installed CleanSource DC and CleanSource2 DC units have accumulated over 3.4 million hours of field proven reliability.

CleanSource® UPS

Building on the technological success of CleanSource DC, we created a battery-free UPS, CleanSource UPS, which is the primary focus of our current sales efforts. Historically, a UPS is created by coupling together two components—a string or strings of batteries and control electronics. CleanSource UPS integrates UPS electronics and our flywheel energy storage system into a single power quality solution. Our installed CleanSource UPS units have accumulated over 4.2 million hours of field operation.

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

Due to its unique design, CleanSource UPS can be competitively priced versus the installed cost of a conventional battery-based UPS. Due to its high efficiency and long service life, we believe that the total cost of ownership of CleanSource UPS, which includes the purchase price, installation, maintenance and energy costs accumulated over a ten year period, is less than half of that of conventional battery-based UPS systems. We designed CleanSource UPS to be compatible with new and installed standby generators, extending their application to use in a CPS. The power range offerings of our CleanSource UPS product line is currently at 65 kVA – 1200 kVA.

GenSTART. In late 2002 we introduced our GenSTART system, an innovative battery-free starting system that increases the start reliability of up to 8 megawatts of multiple backup engine generator systems. Similarly, we introduced the GenSTART module, which supplies 1725 cold-cranking amps (the true measure of battery performance) to the generator. Both products eliminate the main point of start failure for generators: dead or weak batteries. The GenSTART system provides 250 kW of power to the start modules to increase the start reliability of the overall configuration, while the GenSTART modules convert 480 Volts AC from a UPS to 24 Volts DC to feed the generator starter.

Future Products. We are currently engaged in new product development initiatives relating to our UPS product line. One of these development initiatives is directed at allowing up to three of our 1200 kVA UPS systems to be used in parallel, thereby supporting loads up to 3600 kVA. This ability to parallel our high power UPS should allow us to address the multi-megawatt market for power quality equipment by offering our customers a large building block, thereby requiring fewer UPS systems, to address their multi-megawatt power quality needs. We expect to ship our first paralleled 1200 kVA system in the second half of 2004. We are also working on battery-free extended runtime products for segments of the market where customers typically do not purchase generators for continuous power, but require at least 5 to 15 minutes of energy storage protection to facilitate an orderly shutdown of their critical systems or equipment during a prolonged power outage. This new product can be sold with new UPS purchases or into existing UPS installations to replace lead-acid batteries. We expect to place alpha units with customers by the end of 2004.

Our Business Strategy

Our goal is to become a leading supplier of power quality and reliability equipment and services. Key elements of our strategy include:

Design, Manufacture and Market Optimal Solutions For Targeted Markets

We design products for specific markets. Our first products, CleanSource DC and CleanSource UPS, put this principle into practice. With CleanSource DC, we created a flywheel product to meet the specific needs of the UPS market. In so doing, we overcame the design constraints that had hampered preceding flywheel programs and produced the first commercially viable alternative to lead-acid batteries. Building on that success, we developed our second product, the CleanSource UPS, the world’s most efficient and compact UPS to specifically address the market’s growing demand for compact and reliable power protection. We intend to continue to identify market needs for the power industry and design products to address those specific needs.

Leverage Our Core Technologies to Develop Next Generation Products

We intend to continue to use our expertise in advanced electromechanical technologies, combined with an integrated solutions approach to developing new products, to create innovative products that lower the cost and increase the quality of electric power. We are also leveraging our market knowledge and our expertise in battery-free energy storage to develop new extended runtime product options.

Distribute and Market Our Existing Products Through Multiple Channels

We currently sell our products through multiple channels. We sell our higher power CleanSource UPS products and our CleanSource DC products primarily through leading original equipment manufacturer, or OEM, customers. We believe that this sales channel enables us to rapidly introduce our products into established customer and dealer networks and promote the adoption of our new technologies. The OEM customers also give our technology credibility and accelerate its acceptance with end-user customers. To date, our most important OEM relationship is with Caterpillar, a worldwide distributor of the CleanSource UPS product line. Additionally, we have consolidated the domestic OEM distribution of our CleanSource DC product with a leading UPS company, Powerware Corporation. During 2003, we have also broadened our sales channels by selling our Active Power branded CleanSource UPS, CleanSource2 DC and GenSTART products directly and through manufacturer’s representatives throughout North America and in several other global regions. This new sales and distribution channel has increased our end-user interaction and allowed us to serve regions and customers not covered by our OEM customers. We believe this multiple channel distribution model provides us the broadest market coverage and gives us the best opportunity to maximize customer awareness and sell our products. Internationally, we rely on our OEM customers such as Caterpillar, Fuji Electric (in Japan) and Vega Power (in Korea) to sell our products. In addition, similar to our domestic strategy we have broadened our market reach by selling direct into countries not covered by our OEM customers.

Outsource Components to Rapidly Scale Manufacturing

We intend to continue to outsource the manufacturing of a significant number of non-proprietary hardware and electronics components by maintaining and building on multiple supplier relationships so that we can respond quickly to significant increases in demand. We intend to internally focus on the final assembly and testing of our products, decreasing production cycle times and increasing volume production capability.

Aggressively Protect Our Intellectual Property

We seek to aggressively identify and protect our key intellectual property, primarily through the use of patents. We believe that a policy of actively protecting intellectual property is an important component of our strategy to serve as a leading innovator in power quality technology and will provide us with a long-term competitive advantage.

Market Opportunities

A 2001 study by the Electric Power Research Institute estimated that electric power disturbances annually cost U.S. businesses between $119 and $188 billion. According to industry sources, businesses are spending billions annually on power quality and reliability products in an attempt to prevent these losses. Our existing products, and products currently under development, are targeted at the $1.7 billion 20 kVA and up, segment of the $5.6 billion UPS market. We believe that our products are superior alternatives or improvements to conventional UPS and CPS products and should be able to penetrate this segment of the power quality industry. To capture more of the UPS market during 2003, we expanded our product line by adding products that focus on the higher and lower power segments of the market, and we are currently developing products with longer runtime options than we currently offer. With our current and future products, we intend to focus on the following industry opportunities:

Industrial. An Electric Power Research Institute study on recurring U.S. power problems estimated that the average U.S. manufacturing facility experienced in excess of 20 power disturbances annually. Exacerbating this problem, manufacturing organizations are employing increasing levels of automation, especially process and machine control, communications and computerized optimization of material flow. Brief power disturbances result in lost material, lost data and worker and plant down time, and can be very expensive. Industries with the potential to suffer significant loss from power disturbances include semiconductor and pharmaceutical manufacturing, textiles, batch processing and precision machining.

Commercial Facilities. Many commercial facilities such as office buildings, hospitals, broadcast TV and government facilities now have a large number of computers or servers. Historically, these businesses and their personal computer networks have been unprotected from power disturbances or have only been spot-protected with a small PC UPS under each person’s desk. A single CleanSource UPS system can protect as few as 200 PCs more cost-effectively than many small PC UPS products.

Retrofit Market. Caterpillar has the largest installed base of standby generators, or generators that are not coupled with a UPS, in the world. As even a brief power outage can cause an extended shutdown of sensitive electronic equipment, many customers rely on standby generators for long-term power outages can no longer afford the five to ten second outage while the generator starts and therefore need to add a UPS for short-term protection. While a lead-acid battery based UPS can be used to upgrade a standby generator into a CPS, Caterpillar sells our CleanSource UPS and does not offer a battery-based UPS. We believe that upgrading, or retrofitting, a portion of Caterpillar’s approximately 300,000 installed gensets worldwide by adding our CleanSource UPS represents a significant market opportunity.

Distributed Generation Technologies. Fuel cells, gensets and microturbines, which allow users to bypass the electric utility grid by generating power locally, represent potential markets for our CleanSource products. These distributed generation technologies currently cannot respond effectively to rapid changes in electric power demands, or loads, due to their slow response capability. CleanSource DC can absorb sharp peaks in electrical demand, allowing a microturbine, genset or fuel cell to be sized for the average power requirement of the customer. This combination provides a cost competitive alternative to buying a fuel cell, genset or microturbine capable of handling both peak and average electrical demands. In addition, CleanSource UPS can seamlessly transfer a customer load from electric utility grid power to fuel cell, genset or microturbine standby power in the event of a utility outage.

Strategic Relationships

Caterpillar – UPS Distributor

In 1999 we established a strategic relationship with Caterpillar, pursuant to which we granted Caterpillar the worldwide right to distribute many of our CleanSource UPS products under the “Cat UPS” brand name. Caterpillar is a market leader in new genset sales and has the largest installed base of existing standby generators in the world. By offering the Cat UPS with a standby genset, Caterpillar can transform a standby power system into a CPS. The combined solution reduces maintenance costs and increases reliability relative to traditional CPS products. Moreover, because Caterpillar’s product line now includes both a UPS and a genset, Caterpillar is now selling, installing and servicing a complete CPS under a single brand name. We believe that this total solution gives both Caterpillar and us a significant competitive advantage in the power quality market.

UPS Development Agreement. We entered into a development agreement with Caterpillar in January 1999 for the creation and distribution of Cat UPS marketed under the Caterpillar brand name. Under the development agreement, Caterpillar provided us with $5.0 million in funding to support the initial development of the Cat UPS. In 2001 Caterpillar agreed to provide us with another $5.0 million in funding for the development of a high power platform that will complement the Cat UPS. During 2002 we completed the remaining development milestones associated with the $5.0 million in funding and collected the final four $1.0 million development payments. We began shipments of this new high power UPS in the third quarter of 2003.

While we retained sole ownership of the underlying flywheel energy storage technology, we jointly own with Caterpillar intellectual property directed to the integration of UPS electronics with CleanSource DC. Either we or Caterpillar may license to others the intellectual property that we jointly own without seeking the consent of the other and the licensing party will solely retain all licensing revenue generated by licensing the joint intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007.

Distribution Agreement. We also have a distribution agreement with Caterpillar. During 2003, 2002 and 2001, we received approximately 60%, 81% and 87%, respectively, of our product revenue from Caterpillar and its dealer network under this agreement. The principal provisions of this agreement are summarized below:

•	Caterpillar has semi-exclusive worldwide rights to distribute Cat UPS under the Caterpillar brand name;

•	If Caterpillar meets minimum semi-annual sales requirements, we will not sell Cat UPS to specifically identified competitors of Caterpillar until January 1, 2007 or the termination of the distribution agreement; and

•	We will provide Caterpillar the same warranty Caterpillar provides to its customers who purchase electric power generation products (one year from delivery to the end-user).

Caterpillar may continue to distribute Cat UPS until January 1, 2007. At such time the agreement will continue for additional six-month periods unless either party provides to the other, within ninety days of the end of a period, written notice of its decision not to renew the distribution agreement. The agreement may also be terminated by Caterpillar if we fail to cure any material breach by us, if the Cat UPS we manufacture consistently and materially fails to meet our published specifications, or if we substantially and continuously fail to meet agreed shipment dates for products ordered by Caterpillar. Finally, either party may terminate the agreement in the event of a change in control of the other. To date, sales by Caterpillar have been well short of the contractual minimums necessary for Caterpillar to retain semi-exclusivity; however, we have continued to work with Caterpillar as our primary UPS OEM customer and have not sold the UPS to any of Caterpillar’s identified competitors.

CleanSource DC Distributors

Powerware. In addition to our direct distribution of the CleanSource DC products, we also sell these products through OEM customers domestically and abroad. Powerware Corporation, a division of Invensys plc, is a global leader in power systems technology and has a broad range of UPS products and services available worldwide. Powerware sells and services the CleanSource DC product with its uninterruptible power systems, delivering an integrated battery-free power solution. Powerware has a well established sales and service network that allows it to provide an effective sales channel and quality service to our end-users around the world.

Fuji Electric Co. In July 2003 we entered into a distribution agreement with Fuji Electric Co. wherein they have the exclusive right to sell our CleanSource DC products in Japan. Fuji also may sell the products in the Republic of Korea and the People’s Republic of China. This agreement has an initial term of one year and shall automatically renew for subsequent one-year terms unless either party provides notice to the other not less than 90 days prior to the expiration of a term. Fuji has a well established sales and service network that allows it to provide an effective sales channel and quality service to our end-users in Asia.

GE Digital Energy. We have a purchase agreement with a division of General Electric Co. responsible for power quality equipment. GE has the non-exclusive right to purchase and sell our CleanSource DC products in North America. Sales of our products through this channel were negligible in 2003. Currently, we are not anticipating additional sales through this channel in 2004.

Sales, Marketing and Support

Sales and Marketing

For the last several years our sales activity was focused principally on training and supporting our OEM customers. Since 2000 we have hosted numerous Caterpillar dealers and Powerware sales representatives to promote awareness of our UPS and DC products and to demonstrate the capabilities and market opportunities of these products. We further implemented several programs aimed at increasing OEM engagement and focusing on selling our products. We also conduct regular intensive sales programs in conjunction with our OEM customers throughout the United States and in Europe. These sales programs were used to increase product awareness and to generate sales leads for the OEM customer.

In 2003 expanding our distribution channels has increased product acceptance and helped us build upon the success of the OEM channels we established. We are complementing our OEM channels by using manufacturer’s representatives for certain products and regions to increase our market coverage. We employ a small, geographically dispersed sales force to assist our channel partners in their sales efforts.

Our marketing efforts focus on developing and sustaining key relationships with our channel partners, participating in trade shows to promote and launch our products, and training the salespeople employed by our channel partners. We also work with OEM partners on promotional activities such as advertising development, direct mail and telemarketing strategies. We use our marketing resources to stimulate end-user sales through trade press articles, participation in industry conferences and limited direct mail to specific power quality customers. In 2003 we increased our marketing efforts in support of our manufacturer’s representatives and more actively promoted our Active Power branded products through advertising and trade show appearances.

Service and Support

Similar to our sales and marketing activities, we spent the majority of 2003 educating our OEM customers on the service and maintenance of our products. We believe their engagement will reduce the need for a large internal support organization by enabling our OEMs to provide installation, service and primary support to their customers. We hosted numerous Caterpillar dealers and Powerware representatives at our facility for product and service training. All of our OEM customers must be certified by Active Power in order to service our products.

In 2004 we will continue our OEM service support and training. In addition, to complement the manufacturer’s representatives who are selling our products, we have engaged third party service providers to provide service and maintenance for our products. Training of these service providers began in 2003 and will continue in 2004. We believe that our service organization, including our employees, our OEM customers and third party service providers, will be adequate to provide the quick service response demanded by customers in the power quality market.

Our Customers

Through 2003 our primary customers have been OEMs. To date, our most significant OEM customer is Caterpillar, which distributes CleanSource UPS under its brand name. In 2001 we also entered into a semi-exclusive arrangement with Powerware to distribute our CleanSource DC product and expect this relationship to continue. During 2003 we have also broadened our sales channels by selling our Active Power branded CleanSource UPS, CleanSource DC and GenSTART products directly and through manufacturer’s representatives throughout North America and in several other global regions. These new sales and distribution channels have increased our end-user interaction and allowed us to respond to customer needs more quickly. We believe this multiple channel distribution model provides us the broadest market coverage and gives us the best opportunity to maximize customer awareness and sell our products. We intend to continue to evaluate selected development and distribution partnerships to develop and distribute our future products into selected markets in order to achieve broad market penetration.

End use industries for our products include plastics manufacturers, hospitals, paper products manufacturers, credit card processors, advanced data centers, broadcasters, semiconductor manufacturers, pharmaceutical manufacturers and electric utilities. We see this broad industry application continuing through 2004, as we believe that our products address the power quality requirements of a wide range of industries. We further believe that new products under development will provide us further inroads into these, as well as other, industries.

During 2003, 2002 and 2001, Caterpillar and its dealer network accounted for 60%, 81% and 87%, respectively, of our total revenue. During 2003 and 2002, Powerware accounted for approximately 6% and 12%, respectively, of our total revenue. No other customer accounted for more than 10% of our revenue during 2003, 2002 and 2001. Due to Caterpillar’s semi-exclusive CleanSource UPS distribution rights, we anticipate that revenue from Caterpillar will comprise the largest single percentage of our revenue from any customer in 2004.

Technology

Flywheel Energy Storage System

Our patented flywheel energy storage system stores kinetic energy — energy produced by motion — by constantly spinning a compact rotor in a low-friction environment. When the user requires short-term back-up power — i.e., when the electric power used to spin the flywheel fluctuates or is lost — the wheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity for short periods. We believe that, relative to other energy storage alternatives, our system provides high quality, reliable power at the lowest cost.

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

The design of our flywheel system, which is displayed below, integrates the function of a motor (which utilizes electric current from the electric utility grid to provide the energy to rotate the flywheel), flywheel rotor (which spins constantly to maintain a ready source of kinetic energy) and generator (which converts the kinetic energy of the flywheel into electricity) into a single system. This integration further reduces the cost of our product and increases its efficiency.

The flywheel rotor is designed to spin in a near frictionless environment by the use of a low-cost, combination magnetic and mechanical bearing system. The friction in the spinning chamber is further reduced by the creation of a partial vacuum, which reduces the amount of air in the chamber that otherwise creates drag on the flywheel rotor. The flywheel rotor stores energy in the form of kinetic energy by constantly rotating within the vacuum container. As the flywheel rotor slows down when a user requires power, the rotor’s magnetism is increased as it rotates past copper coils contained in the armature to generate constant output power. This enables the flywheel system to provide between 10 and 60 seconds of electricity during power disturbances. While a lead-acid battery can typically provide back-up power for a much longer period, this capability usually is not required when a customer also employs a backup generator. Our flywheel-based system can provide ride-through, or temporary, power for the majority of power disturbances, such as voltage sags and surges, and can bridge the gap between a power outage and the time required to switch to generator power.

We have verified our flywheel design with both internal and external three-dimensional finite element analysis, as well as tests designed to determine the flywheel’s safety at varying speeds. We test each flywheel rotor with stringent quality control methods. These tests have demonstrated a factor of safety consistent with common industrial machines such as large motors and generators.

The CleanSource Family of Products

Our unique flywheel energy storage system device is being used in the two products we currently offer: CleanSource DC and CleanSource UPS. The CleanSource UPS design takes advantage of the many component similarities between the CleanSource DC and a traditional UPS system. The UPS electronics we use in the CleanSource UPS product line are the latest in power semiconductor devices, which use highly reliable and efficient insulated gate bipolar transistors. This results in an efficient, highly responsive power conditioning system that can protect sensitive customer power requirements from even the briefest of electric power anomalies. Tightly integrating these power electronics with our flywheel energy storage system results in an efficient, compact and cost-effective UPS system.

Our newest addition to the CleanSource UPS family is the high power, 1200 kVA, UPS product for which shipments began in 2003. This product uses a separate power electronics platform than the CleanSource UPS systems in the 65 kVA– 900 kVA power ranges. With its compact and efficient design, our 1200 kVA product gives us a significant competitive advantage in the megawatt-class UPS market, which is currently served by only a few battery-free companies.

GenSTART Generator Start Enhancement

To enhance the overall system reliability of power quality systems that utilize backup generators, we have patented a method to draw power from a UPS (either our own integrated flywheel UPS or a third-party manufacturer’s UPS) to supply 24 DC volts of starting power to a genset to augment or replace the typical starter battery, which is the cause of most generator start failures. When taking advantage of this starting power, we believe the reliability of the entire CPS solution can be enhanced significantly.

Research and Development

We believe that our research and development efforts are essential to our ability to successfully deliver innovative products that address the needs of our customers as the market for power quality products evolves. Our research and development team works closely with our marketing and sales team and OEMs to define product requirements to address the specific needs of the power quality market. Our research and development expenses were $9.1 million, $10.7 million and $14.9 million in 2003, 2002 and 2001, respectively. We anticipate maintaining significant levels of research and development expenditures in the future, although our research and development expenses should decrease as a percentage of sales revenue as sales volume increases. At December 31, 2003, our research, development and engineering team consisted of 44 engineers and technicians.

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

During 2001 we substantially expanded our manufacturing facilities and capacity in order to support our projected volume demand for our products. Economic conditions and business levels during the second half of 2001, 2002 and 2003 were slower than what we anticipated. In response to this, and in an effort to reduce our cash consumption, we reduced our manufacturing workforce by approximately 30% in the fourth quarter of 2002, and by an additional 42% in the second quarter of 2003. We believe that our current workforce, facilities and inventory levels will be sufficient to handle our near term sales demand. Over time we will need to hire additional manufacturing personnel to address anticipated sales volume increases.

Proprietary Rights

We rely on a combination of patents and trademarks, as well as confidentiality agreements and other contractual restrictions with employees and third parties, to establish and protect our proprietary rights. We have filed dozens of patent applications before the United States Patent and Trademark Office, of which 35 have been issued as patents. Additionally, we have made a concerted effort to obtain patent protection abroad for our technology by continuing to file patent applications in Europe and Asia. Our patent strategy is critical for preserving our rights in and to the intellectual property embodied in our CleanSource product line and newer technologies. As a manufactured, tangible device that is sold rather than licensed, our products do not qualify for copyright or trade secret protection. To enforce our ownership of such technology, we principally rely on the protection obtained through the patents we own, as well as state unfair competition laws. We intend to aggressively protect our patents, which would include bringing legal actions if we deem it advisable.

We own the registered trademarks ACTIVE POWER, ACTIVE POWER + LOGO, CLEANSOURCE and MAKING ELECTRICITY BETTER in the United States. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

Competition

The power quality and power reliability markets are intensely competitive. The principal bases of competition are system reliability, service, cost, including initial cost and total cost of ownership, brand recognition, availability and distribution channels.

Our CleanSource DC product competes with makers of lead-acid batteries and groups that are developing their own battery-free technologies for UPS applications. Substantially all of the sales of DC product for UPS applications are comprised of lead-acid batteries rather than battery-free technologies, such as CleanSource DC. Of the makers of battery-free products, Piller is the only company currently offering flywheel energy storage systems that directly compete with the CleanSource DC. The Piller flywheel is only available with Piller’s proprietary UPS system. In the 500 kW and lower power range, we believe that we have a substantial majority of the installed base of flywheel products. In the overall flywheel market, we believe that Piller and we each have approximately half of the installed flywheel units. Examples of other technologies potentially competitive with CleanSource DC include high-speed composite flywheels, ultra capacitors and superconducting magnetic energy storage. To date, however, we believe that none of these technologies has achieved a sufficient presence in our market to be considered a competitor.

The CleanSource UPS competes primarily with battery-based UPS manufacturers such as Powerware, Liebert and MGE UPS Systems, of which Powerware is also a CleanSource DC distributor. The CleanSource UPS also competes with battery-free systems from Piller, Hitec and KS Techniques (previously EuroDiesel). The successful market penetration of the CleanSource UPS depends on our ability to compete with existing double-conversion, battery-based UPS systems. Our current product has a shorter runtime than the battery-based systems (approximately 15 seconds as compared to 5-15 minutes) and also a greater installed cost. However, the CleanSource UPS offers a lower life-cycle cost, higher efficiency, broader power range and a more compact footprint that allows us to compete successfully with these alternatives.

With the 1200 kVA CleanSource UPS we are competing with the same group of competitors mentioned above. However, this mega-watt class UPS market currently comprises the largest percentage of battery-free UPS systems in the UPS market. We believe the broader market acceptance of battery-free technologies in this power range will strengthen our competitive position and increase our potential market penetration.

Employees

At December 31, 2003, we had 124 employees, with 44 engaged in research, development and engineering, 38 in manufacturing and sourcing, 26 in sales, marketing and customer support, and 16 in administration, information technology and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Where You Can Find Other Information

We file annual, quarterly, current and other reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov.

We maintain an Internet site, the address of which is www.activepower.com. We make available free of charge through this site, under the heading “Financial Reports” at the address http://www.activepower.com/index.asp?pg=company, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

We have incurred significant losses and anticipate losses for at least the next several quarters.

We have incurred operating losses since our inception and expect to continue to incur losses for at least the next several quarters. As of December 31, 2003, we had an accumulated deficit of $130.0 million. To date, we have funded our operations principally through the sale of our stock, as well as our product revenue and $10.0 million in development funding payments from Caterpillar. We will need to generate significant additional revenue to achieve profitability, and we cannot assure you that we will ever realize additional revenue at such levels. We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our product revenue after costs, and, as a result, we expect to continue to incur losses for the next several quarters.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenue and may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

We have generated a total of $46.8 million in product revenue since January 1, 1998, with approximately $2.4 million generated in the three months ended December 31, 2003. We are uncertain whether our products will achieve market acceptance such that our revenue will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses, if desired, in a timely manner to offset any revenue shortfall. If our revenue does not increase as anticipated, we will continue to incur significant losses.

Our quarterly operating results fluctuate and are difficult to predict, which could negatively impact the price of our stock.

Our product revenue, expense and quarterly operating results have varied in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. As a result you should not rely on our operating results during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. These factors include, among others:

•	the timing of orders from our customers and the possibility that these customers may change their order requirements with little or no advance notice to us;

•	the rate of adoption of our flywheel-based energy storage system as an alternative to lead-acid batteries;

•	the deferral of customer orders in anticipation of new products from us or other providers of power quality systems;

•	the ongoing need for short-term power outage protection in traditional UPS systems;

•	the uncertainty regarding the adoption of our current and future products, including the CleanSource UPS and CleanSource2 DC products, as well as our other products which are currently under development;

•	the rate of growth of the markets for our products; and

•	other risks described below.

There is a substantial amount of product held as inventory by several of our OEM customers. If these OEMs fill their orders from existing stock instead of our factory, our revenue will suffer.

Several OEMs purchased a substantial number of our CleanSource DC and UPS systems during 2001, many of which have remained in those OEMs’ inventories rather than being sold to end-user customers. As our OEMs fill some of their orders with existing inventory stock, as opposed to placing orders with Active Power, our revenue will suffer for the next several fiscal quarters as this inventory held by these OEMs is reduced.

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations.

The percentage of our product revenue derived from customers located outside of the United States was 48% in 2003, 37% in 2002 and 13% in 2001. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

•	increased complexity and costs of managing international operations;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws, regulations and tax schemes;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	political and economic instability; and

•	greater difficulty in hiring qualified technical sales and applications engineers.

To date, the majority of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering our products less competitive.

A significant portion of our operating expenses, including rent and salaries, is largely fixed in nature. Accordingly, if our product revenue is below expectations, our operating results are likely to be adversely and disproportionately affected because these operating expenses are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in revenues.

As a result of all of the foregoing, we cannot assure you that our revenues will grow or remain stable in future periods or that we will become profitable. In addition, in some future quarters our financial results may be below the expectations of public market analysts or investors. In such event, the market price of our common stock would likely fall.

Our business is dependent on the market for power quality products and the health of the overall economy, and if this market does not expand as we anticipate, if alternatives to our products are successful, or if the potential end-user customers limit capital spending due to overall economic conditions, our business will continue to suffer.

The market for power quality products is evolving and it is difficult to predict its potential size or future growth rate. Most of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, have been reluctant or slow to adopt a new approach, particularly during a period of reduced capital expenditures. Moreover, our current products are alternatives to existing UPS and battery-based systems and may never be accepted by our customers or may be made obsolete by other advances in power quality technologies. Improvements may also be made to the existing alternatives to our products that could render them less desirable or obsolete. Furthermore, our business depends on capital expenditures by organizations, which tend to decrease when the U.S. or global economy slows. Our business suffered significantly as a result of the economic slowdown that continued through the first six months of 2003. Our business will continue to suffer if the anticipated economic recovery is not realized and capital expenditures by our customers do not increase and stabilize.

The impact of global economic conditions on our customers may cause us to fail to meet analyst and investors’ expectations, which would negatively impact the price of our stock.

Our operating results can vary significantly based upon the impact of global economic conditions on our customers. More specifically, the macroeconomic environment and capital spending has declined in recent years. While the economic environment is showing signs of improvement, we have yet to notice a significant increase in capital expenditures by our customers or potential customers. Our operating results depend on the overall demand for power quality products. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for power quality products caused by a weakening economy resulted in decreased revenues. We may be especially prone to this as a result of the relatively high percentage of revenue we have historically derived from the high-tech industry, which was more significantly impacted by the economic decline than other industries. Customers may defer or reconsider purchasing our products if they continue to experience a lack of growth in their business or if the general economy fails to significantly improve and stabilize.

As a result of all of the foregoing, we cannot assure you that our revenues will grow or remain stable in future periods or that we will become profitable. In addition, in some future quarters our financial results may be below the expectations of public market analysts or investors. In such event, the market price of our common stock would likely fall.

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

The future growth of our business will depend in part on our ability to expand our existing relationships with distributors, to identify and develop additional channels for the distribution and sale of our products and to manage these relationships. As part of our growth strategy, we may expand our relationships with distributors and develop relationships with new distributors. We will also look to identify and develop new relationships with additional parties that could serve as an outlet for our products. For example, we recently broadened our sales and distribution channel by offering our products through manufacturers representatives throughout North America and internationally. Our inability to successfully execute this strategy, and to integrate and manage our existing OEM channel partners, Caterpillar and Powerware, and our new manufacturers representatives could impede our future growth.

We are heavily dependent on our relationship with Caterpillar, our primary OEM customer. If our relationship is unsuccessful, for whatever reason, our business and financial prospects would likely suffer.

If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the Cat UPS product is not successful, our business and financial prospects would likely suffer. During 2003, 2002 and 2001, Caterpillar and its dealer network accounted for 60%, 81% and 87% of our product revenue, respectively. Pursuant to our distribution agreement with Caterpillar, they are the exclusive OEM distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units. Through December 31, 2003, pursuant to our development agreements Caterpillar has provided us with $10.0 million in funding to support the development of the Cat UPS product line and other development efforts. In exchange for these payments, Caterpillar received co-ownership of the proprietary rights in this product. Either Caterpillar or we may license to others the intellectual property that we jointly own without seeking the consent of the other, and the licensing party will solely retain all licensing revenue generated by licensing this intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. Caterpillar may terminate this agreement at any time by giving us 90 days advance written notice.

Invensys has announced that it is undertaking an auction process to sell one of its divisions, Powerware Corporation, which is one of our significant OEM customers. The results of this proposed sale are unknown to us and could adversely affect our relationship with Powerware and future revenue generating opportunities.

Powerware Corporation is a division of Invensys plc and has been put up for sale. Powerware currently distributes our CleanSource DC products in North America and internationally on a non-exclusive basis. Sales of our product through Powerware in 2003 were 6% of our product revenue. Potential buyers for Powerware could include current participants in the UPS and power quality industry who are also competitors of Active Power. Regardless of who the buyer may be, if that ultimate buyer of Powerware decides not to continue selling our products, our revenue may suffer.

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

In 2001 we expanded our manufacturing facility based on anticipated sales volume increases. If we do not achieve these forecasted sales volumes, we will continue to underutilize our manufacturing capacity and our business will continue to suffer.

In May 2001 we completed a 127,000 square foot facility used for manufacturing and testing our three-phase product line, including our DC and UPS products. In order for us to fully utilize the capacity of the facility and allocate its associated overhead, we must achieve significantly higher sales volumes. We have not been successful at increasing our sales volume following the facility expansion and we may never increase our sales volume to necessary levels. If we do not reach these sales volume levels, or if we cannot sell our products at our suggested prices, our ability to reach profitability will be materially limited.

Quality problems relating to one or more of our new or existing products could negatively impact the market’s acceptance of our products and cause us to miss our revenue goals and/or to incur significant liability.

Because of the nature of the power quality and reliability market, quality problems attributable to the CleanSource DC or CleanSource UPS product lines could significantly affect the market’s perception of our products and slow or limit their acceptance. This would substantially impair our revenue prospects. Moreover, quality problems for our product lines could cause us to delay or cease shipments of products, or recall products, thus impairing our revenue or cost targets. In addition, while we seek to limit our liability as a result of product failures or defects through warranty and other limitations, if one of our products fails, a customer could suffer a significant loss and seek to hold us responsible for that loss.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. There is a limited supply of skilled employees in the power quality marketplace. The decline in our stock price has resulted in a substantial number of “underwater” stock options, which may cause certain of our employees to seek employment elsewhere as a result of this decreased financial incentive. In April 2003, we reduced our workforce throughout all of our departments. If we experience significant demand for our products in the near term, we may have difficulty hiring and training qualified new employees to meet this demand. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace departing employees, our operations and new product development may suffer.

We are a relatively small company with limited resources compared to some of our current and potential competitors, and competition within our markets may limit our sales growth.

The markets for power quality and power reliability are intensely competitive. There are many companies engaged in all areas of traditional and alternative UPS and backup systems in the United States and abroad, including, among others, major electric and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. There are many companies that are developing flywheel-based energy storage systems and flywheel-based power quality systems. We also compete indirectly with companies that are developing other types of power technologies, such as high-speed composite flywheels, ultra capacitors and superconducting magnetic energy storage.

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

In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. For example, we were named in a lawsuit, along with Joseph F. Pinkerton, III, our chairman and chief executive officer, alleging a breach of contract and the misappropriation of trade secrets that we describe in further detail in “Legal Proceedings” in Item 3 below. We may become involved in additional litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings, including the current lawsuit in which we are named as a defendant, could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

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

From time to time, as part of our corporate strategy, we may review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. We have no experience in making acquisitions. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

•	problems integrating the acquired operations, technologies or products with our existing business and products;

•	potential disruption of our ongoing business and distraction of our management;

•	difficulties in retaining business relationships with suppliers and customers of the acquired companies;

•	difficulties in coordinating and integrating overall business strategies, sales and marketing, and research and development efforts;

•	the maintenance of corporate cultures, controls, procedures and policies;

•	risks associated with entering markets in which we lack prior experience; and

•	the potential loss of key employees.

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

Volatility in our stock price could result in claims against us.

Historically the market price of our common stock has fluctuated significantly. In 2003 the sales process of our common stock ranged from $0.98 to $3.82. The market price of our common stock can be expected to fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•	changes in market valuations of other technology companies, particularly those that sell products used in power quality systems;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for flywheel energy storage systems;

•	the loss of one or more key OEM customers;

•	inability to expand our distribution channels;

•	departures of key personnel; and

•	changing external capital market conditions.

ITEM 2.	Properties.

As of December 31, 2003, our corporate headquarters facility, which houses our administrative, information systems, marketing, sales and service and support groups, consists of approximately 127,000 square feet in Austin, Texas. We lease our corporate headquarters facility pursuant to a lease agreement that expires in September 2005. Our engineering facility of approximately 19,600 square feet is also located in Austin, Texas. The total monthly lease payments due under all our facility leases are approximately $107,000.

ITEM 3.	Legal Proceedings.

On March 25, 2002, we, along with Joseph F. Pinkerton, III, our chairman, president and chief executive officer, Pinkerton Generator, Inc. (a corporation in which Mr. Pinkerton was an officer, director and the primary shareholder), and Caterpillar Inc. were named as defendants in a complaint filed in Michigan state court in the Circuit Court for the County of Wayne. The plaintiffs, Magnex Corporation, Enigma Corporation and Bergeron Corporation, and their individual principals, are seeking damages for: alleged breach of a joint venture agreement dated June 23, 1989, which was entered into by and among Pinkerton Generator, Inc., Magnex Corp. and Enigma Corp.; breach of fiduciary duties; misappropriation of trade secrets; and the commission of other torts relating to this joint venture. Neither Active Power nor any of its predecessors in interest was a party to the joint venture agreement.

A First Amended Complaint was filed on April 16, 2002. We were not served with the Original Complaint and First Amended Complaint until April 19, 2002. Plaintiffs filed a Second Amended Complaint on June 3, 2003, and a Third Amended Complaint on November 14, 2003. Caterpillar has been successfully dismissed from the case. Only two causes of action remain against Mr. Pinkerton and Pinkerton Generator, Inc.: breach of contract and unjust enrichment. Only one cause of action remains against Active Power: tortious interference with a business relationship.

We believe that the interests of Active Power and Joseph Pinkerton have been directly aligned throughout this case. Accordingly, we have paid all the legal fees for this litigation, as well as those relating to Caterpillar pursuant to an indemnity agreement.

The discovery phase of this litigation is expected to conclude in March 2004. The case is currently set for a court mandated case evaluation on April 7, 2004 in Detroit, Michigan. In this case evaluation, a panel of three attorneys, one of whom is independent, will make an assessment of the dollar amount for which they believe the case should settle. Should either party refuse to settle for the evaluated amount, that party will be responsible for all attorney fees incurred by the other party from the evaluation date through trial unless the refusing party “beats” the evaluation amount by 10% at trial. At this time, we are unable to determine the ultimate outcome of, or place a value on, this claim.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to the vote of our stockholders during the fourth quarter of 2003.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has traded on The Nasdaq Stock Market under the symbol “ACPW” since our initial public offering on August 7, 2000. Prior to our initial public offering, there had been no public market for our common stock. The following table lists the high and low per share sales prices for our common stock as reported by The Nasdaq Stock Market for the periods indicated:

	High	Low
2003
Fourth Quarter	$2.00	$0.98
Third Quarter	2.04	1.05
Second Quarter	3.59	1.38
First Quarter	3.82	2.52

2002
Fourth Quarter	$7.88	$3.13
Third Quarter	5.43	3.30
Second Quarter	3.88	1.10
First Quarter	2.35	1.24

As of February 13, 2004, there were 42,260,463 shares of our common stock outstanding held by 495 stockholders of record.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

The Securities and Exchange Commission on August 6, 2000 declared effective our registration statement on Form S-1 (File No. 333-36946) relating to the initial public offering of our common stock. As of December 31, 2003, we have used all of the net offering proceeds for the purchase of a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose. We also may apply a portion of the proceeds to the payment of cash dividends or for additional stock repurchases or other similar transactions.

Information called for by Item 5 regarding securities authorized for issuance under our equity compensation plans will be included under the caption “Equity Compensation Plan Information” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by this reference.

We repurchased 2,025 shares of our common stock during the fourth quarter of 2003 pursuant to the termination of an employee that had exercised unvested stock options. These repurchases were made at the former employee’s stock option exercise price.

ITEM 6.	Selected Financial Data.

The following tables set forth our selected financial data. The data for the years ended December 31, 2003, 2002, and 2001 have been derived from the audited financial statements appearing elsewhere in this document. The data as of December 31, 2001 and for the years ended December 31, 2000 and 1999 have been derived from audited financial statements not appearing in this document. You should read the selected financial data set forth below in conjunction with our financial statements and the notes thereto included in Part IV, Item 15, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this document.

Results of Operations:

	Year ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Revenues:
Product revenue	$8,890	$9,469	$21,562	$4,872	$1,047
Development contract	—	4,000	1,000	—	5,000

Total revenue	$8,890	$13,469	$22,562	$4,872	$6,047
Operating expenses:
Cost of product revenue	12,617	15,751	26,442	7,966	3,006
Cost of development contract	—	3,219	283	—	2,935
Research, development and engineering	9,138	10,696	14,930	9,864	1,506
Selling, general & administrative	10,613	11,696	11,038	6,205	3,972
Restructuring expenses	—	1,586	—	—	—
Amortization of deferred stock compensation	100	1,239	4,003	6,692	1,631

Total operating expenses	32,468	44,187	56,696	30,727	13,050

Operating loss	(23,578)	(30,718)	(34,134)	(25,855)	(7,003)
Interest income/expense, net	1,791	3,093	6,190	4,363	421
Change in fair value of warrants with redemption rights	—	—	—	(1,562)	(3,614)
Other income (expense)	84	2	(18)	(50)	8

Net loss	$(21,703)	$(27,623)	$(27,962)	$(23,104)	$(10,188)
Preferred stock dividends, accretion, & conversion	—	—	—	19,079	29,660
Net loss to common stockholders	$(21,703)	$(27,623)	$(27,962)	$(42,183)	$(39,848)

Net loss per share, basic & diluted	$(0.52)	$(0.67)	$(0.70)	$(1.92)	$(3.98)
Shares used in computing net loss per share, basic & diluted	41,925	41,247	39,781	21,929	10,010

Balance Sheet Data:

	As of December 31,
	2003	2002	2001	2000	1999
	(thousands)
Cash, cash equivalents and investments	$72,164	$90,044	$112,105	$146,209	$26,265
Working capital	51,566	67,455	83,060	136,972	26,394
Total assets	90,261	110,773	139,376	156,132	28,366
Long-term obligations, less current portion	—	—	—	—	—
Redeemable convertible preferred stock	—	—	—	—	54,235
Total stockholders’ equity	85,060	106,660	131,730	152,389	(30,338)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements appearing elsewhere in this Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the risk factors section above for a discussion of items that may affect our future results.

Executive Level Overview

We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today’s digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for the lead-acid batteries used in conventional power quality installations. Leveraging our expertise in this technology, we have developed a battery-free uninterruptible power supply (UPS). We currently sell our CleanSource UPS through Caterpillar under the Caterpillar brand name, Cat® UPS. We have also developed a battery-free DC system that is compatible with all major UPS brands, CleanSource DC. We intend to distribute many of our products through a variety of channels including our existing OEMs and through independent power quality representatives to maximize market coverage and penetration. Our products are sold for use in the facilities of companies across many different industries that all share a critical need for reliable, high-quality power, such as broadcasters, hospitals, credit card processing centers, semiconductor manufacturers, pharmaceutical manufacturers, plastics manufacturers, data centers and electric utilities. Sales have been spread across many different countries from all regions of the world.

Since 1996, we have focused our efforts and financial resources primarily on the design and development of our CleanSource line of power quality products and on establishing effective distribution channels to market our two current products, CleanSource DC and CleanSource UPS. As of December 31, 2003, we had generated an accumulated deficit of $130.0 million and we expect to continue to sustain operating losses for the next several quarters. Prior to our initial public offering, we funded our operations primarily through sales of shares of our preferred stock, which resulted in gross proceeds of $42.6 million. Based on the current spending levels and expectations in our current business plan, we believe the proceeds from our August 2000 initial public offering, $138.4 million net of commissions and issuance costs, cash balances on hand prior to August 2000, and cash from product revenue and development contracts will be sufficient to meet our cash requirements through at least the next 24 months. Our cash and investments position at December 31, 2003 was $72.2 million.

Due to a slow down in the global economy during the first half of 2003, and in particular spending on capital equipment, our product revenue decreased 6% from 2002. Actions taken to reduce product costs and lower operating costs, including work force reductions in October 2002 and April 2003, reduced our net loss for the year to approximately $22 million in 2003, an approximate 21% improvement from 2002. Product revenue increased in the second half of 2003 due in part to the economic recovery that started in the second half of the year, with particular strength coming from Europe. We benefited from the new product launches of our 65 to 150 kVA and 1200 kVA UPS products in the second half of 2003. We are also beginning to see opportunities at government facilities and from industrial manufacturers in countries not served by our OEM distributors to provide customers with a complete power quality solution, which can include third party equipment such as gensets and transfer switches, our UPS systems, installation services, and maintenance services. We focused additional efforts in 2003 on developing a direct sales channel to augment our OEM channels to market. We anticipate further development of this channel in 2004. We expect the above factors to have a positive impact on sales in 2004. However, our sales growth can be impacted by many factors including, the market adoption rate for new technology in the power quality equipment market, product performance, competition, and general economic conditions, which impact the market for capital equipment.

Our 2004 product development efforts are focused on two areas, the paralleling of our 1200 kVA UPS product to provide up to a 3600 kVA UPS solution, and a battery-free 15-minute run-time product. These products open up new market opportunities for us. We expect to ship a paralleled 1200 kVA system by the second half of 2004 and ship an alpha unit of our 15-minute run time product by year end.

The uncertainties that could impact our business include the strength of the U.S. and global economies, the success of our direct sales efforts, the outcome of our current litigation, delays in new product development, the speed of market adoption for our technology and products and new competitive technologies and products.

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

Inventories

We state inventories at the lower of cost or market. If actual future demand or market conditions are less favorable than those projected by management, or if product design changes result in excess or obsolete components beyond current expectations, additional inventory write-downs may be required. We evaluate our inventory valuation on a quarterly basis.

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

Marketing Programs Accrual

During 2002 and 2003 we engaged in a marketing program with Caterpillar aimed at increasing the number of dedicated UPS salespeople employed by the Caterpillar dealers. As part of that program, we agreed, under certain circumstances, to offset some of the first-year expenses of this program. We estimated our liabilities under this program and accrued based on our expected payout. We evaluate the reasonableness of our marketing program accrual levels on a quarterly basis.

Revenue Recognition

In general, revenue is recognized when title has transferred as stipulated by the delivery terms in the sales contract. In addition, prior to revenue recognition we require persuasive evidence of the arrangement, that the price is fixed or determinable, and that collectibility is reasonably assured.

We also offer various services to customers depending on the type of product the customer has purchased, which may include on-site services, or installation and integration services. Such services are not essential to the functionality of the delivered product. Revenue for services is recognized at the time services are provided, or is deferred and recognized over the service period (where applicable). When products and services are contracted under a single arrangement, we allocate the total sales price to the multiple deliverables based on their relative fair values. The fair value of our equipment is based on our average historical selling prices, while the fair value of services is based upon the rates that we charge customers in separately negotiated transactions or based on the market price an independent third party would charge to provide these services. To date our service revenues have not been material. Development funding revenue is recognized as we achieve development milestones specified in the respective agreements. Revenue associated with the sale of extended warranties is recognized ratably over the contract period.

Results of Operations

Comparison of 2003, 2002, and 2001

Product revenue. Product revenue primarily consists of sales of our CleanSource power quality products. The following table summarizes for the periods indicated, a year-over-year comparison of our product revenue:

Year	Annual Amount (Thousands)	Increase/ (Decrease) from Prior Year	Percent Change
2003	8,890	(579)	(6%)
2002	9,469	(12,093)	(56%)
2001	21,562	—	—

The 2003 decrease in product revenue from 2002 was attributable in large part to the continuation of the slow global economy, particularly with respect to capital equipment spending into the first half of the year. Product sales began to increase on a quarterly basis in the second half of 2003 as overall economic activity started to improve and we introduced and began selling our new 65 to 150 kVA and 1200 kVA products. The decrease in product revenue in 2002 was primarily attributable to a significant reduction in the market for capital equipment due, in large part, to the overall economic slowdown that took place in the United States and globally beginning in 2001 and continuing into 2002. In addition, during 2001 we benefited from several channel inventory-stocking orders from our OEM customers. The majority of these orders were from two Caterpillar dealers for approximately 75 systems, or $10 million. We believe that stocking levels at these two Caterpillar dealers have declined by approximately 50% by the end of 2003. Since 2001, substantially all of our sales have been to our OEM customers for specifically identified end-users. Although Active Power has no obligations to its OEM customers for the products that they hold, a significant reduction in our OEM customers’ product levels would negatively impact our future sales. We are working closely with our OEM customers to sell these stocking orders over time. We expect current sales channel inventory to decline further in 2004, and for our OEM customers to continue to maintain some level of stocking units to enable them to respond quickly to time sensitive customer orders.

The average selling price of our base products has remained relatively flat for the last two years and will vary depending on the level of options purchased by the customer. New product sales of our 65 to 150 kVA and 1200 kVA systems, which we introduced in 2003, accounted for approximately 17% of our sales in 2003. Based on initial customer feedback, we expect sales of these products, and in particular our 1200 kVA system to increase in 2004 and to become a larger percentage of our overall product revenue. Sales of Active Power branded products through our direct and manufacturer’s representatives channels increased from minimal levels in 2001 and 2002 to approximately 15% of product sales in 2003. We believe sales of our Active Power branded products to government facilities and industrial customers in regions not covered by our OEMs will grow over time and become a larger share of our overall sales. International product sales increased from approximately 38% in 2002 to approximately 57% of sales in 2003. Our products ability to perform well in harsh environments where power quality is particularly poor make it a good fit for industrial countries with a poor power infrastructure. Due to the large size of some of our customer orders relative to our current revenue levels, our quarterly revenue trend can be uneven as these orders ship in various periods.

Development contract revenue. Development contract revenue primarily consists of funding paid to us by Caterpillar. The following table summarizes for the periods indicated, a year-over-year comparison of our development contract revenue:

Year	Annual Amount (Thousands)	Increase/ (Decrease) from Prior Year	Percent Change
2003	—	(4,000)	(100%)
2002	4,000	3,000	(300%)
2001	1,000	—	—

In 1999 we entered into an agreement with Caterpillar to develop the Cat UPS. As part of that agreement Caterpillar provided us with $5 million in funding for the successful completion of several development milestones. In September 2001 we signed an extension to our development agreement with Caterpillar to expand the Cat UPS product line. The extension called for an additional $5.0 million in funding upon successful completion of certain development milestones. In December 2001, we completed the first milestone and collected $1.0 million and in 2002 we completed the remaining four milestones and collected $4.0 million. We do not have any additional development agreements in place that will result in development funding in the future.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The following table summarizes for the periods indicated, a year-over-year comparison of our cost of product revenue:

Year	Annual Amount (Thousands)	Increase/ (Decrease) from Prior Year	Percent Change
2003	12,617	(3,134)	(20%)
2002	15,751	(10,691)	(40%)
2001	26,442	—	—

The 2003 decrease from 2002 was attributable to lower sales as well as lower product costs as a result of our engineering-driven cost reductions and a decrease in our direct and indirect manufacturing capacity and spending levels. The decrease in 2002 from 2001 was primarily due to the lower sales. During 2001 we significantly expanded our manufacturing capacity by increasing our manufacturing facilities in anticipation of future demand for our products. This significantly increased our fixed manufacturing expense base, and when the demand failed to develop due to the economic slowdown in capital equipment spending in 2002 and 2003, we took steps to reduce direct and indirect manufacturing capacity and spending levels, such as our 30% reduction in manufacturing staffing levels implemented in October of 2002 and a subsequent 42% reduction in April 2003.

Product gross margins improved from (66%) in 2002 to (42%) in 2003. This improvement was driven by product cost reductions and a reduction in our manufacturing capacity and spending levels. Product gross margins decreased from (23%) in 2001 to (66%) in 2002 due to lower sales volume over a high fixed cost base. We continue to work on reducing our product costs and believe we will reach gross margin breakeven at approximately $5 million in quarterly product revenue. Items that could impact our ability to improve our gross margin include pricing discounts and customer incentives, product mix, currency fluctuations, and variations in our manufacturing cost and productivity.

Cost of development contract. Cost of development contract primarily consists of engineering expenses incurred in relation to the joint development process with Caterpillar, through which we receive development funding. The following table summarizes for the periods indicated, a year-over-year comparison of our cost of development contract:

Year	Annual Amount (Thousands)	Increase/ (Decrease) from Prior Year	Percent Change
2003	—	(3,219)	(100%)
2002	3,219	2,936	1037%
2001	283	—	—

We had no development contract expense in 2003, as the work to achieve the milestones involved in the contract work was completed by the end of 2002. The 2002 increase over 2001 was attributable to the four project milestones that were completed in 2002 compared to one milestone in 2001. The margins we achieved in our development funding activities varied considerably depending on the difficulty of each development milestone, the level of contract development we purchased from third parties, and the level of materials purchased. We do not have any additional development agreements in place that will result in development contract expense in the future.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. The following table summarizes for the periods indicated, a year-over-year comparison of our research and development expense:

Year	Annual Amount (Thousands)	Increase/ (Decrease) from Prior Year	Percent Change
2003	9,138	(1,558)	(15%)
2002	10,696	(4,234)	(28%)
2001	14,930	—	—

The 2003 decrease in research and development expense from 2002 was attributable to the reduction of personnel in April 2003. Additionally, we spent significantly less on outside research and development services in 2003 as compared to prior years. The decrease in research and development expense in 2002 was driven primarily by two factors. The first factor was a significant reduction in development spending on a lower power telecom product. The second factor was the separation of costs associated with the development of our high power UPS product line extension. These costs, including significant material costs, were separated from R&D after our development contract with Caterpillar was executed and recorded as a separate line on the income statement, “cost of development contract” (see above). We believe that research and development expenses will be relatively flat in 2004 as we shift more of our development efforts from our high power 1200 kVA UPS to our extended run time product platform.

Selling, general and administrative. Selling, general and administrative expense is primarily comprised of compensation and related costs for sales, service, marketing and administrative personnel, selling and marketing expenses, professional fees, and bad debt costs. The following table summarizes for the periods indicated, a year-over-year comparison of our selling, general and administrative expense:

Year	Annual Amount (Thousands)	Increase/ (Decrease) from Prior Year	Percent Change
2003	10,613	(1,083)	(9%)
2002	11,696	658	6%
2001	11,038	—	—

The 2003 decrease from 2002 was attributable to a reduction of personnel in April 2003 to scale back our sales, marketing, and administrative personnel and spending to reflect lower than anticipated product revenue levels. The increase in selling, general and administrative expense in 2002 was principally due to an increase of personnel in sales, service and marketing to support sales to our distribution channels. We believe that selling, general and administrative expense will increase slightly in 2004 due primarily to higher sales commissions associated with anticipated future sales growth and additional channel development costs.

Restructuring expense. In December 2002 we incurred a restructuring charge of $1.6 million related to the consolidation of leased facility space and the impairment of associated leasehold improvements. The majority of this charge, $1.4 million, was a non-cash asset impairment of certain leasehold improvements and equipment in our engineering lab space. The remainder of the restructuring charge was accrued for future obligations, including future lease payments, restoration and cleanup, associated with the leased space we vacated as part of our consolidation early in 2003. We did not have restructuring expenses in 2001 or 2003.

Amortization of deferred stock compensation. Deferred stock compensation is a non-cash expense that reflects the difference between the exercise price of option grants to employees and the estimated fair value determined subsequently by us of our common stock at the date of grant. The following table summarizes for the periods indicated, a year-over-year comparison of our deferred stock compensation:

Year	Annual Amount (Thousands)	Increase/ (Decrease) from Prior Year	Percent Change
2003	100	(1,139)	(92%)
2002	1,239	(2,764)	(69%)
2001	4,003	—	—

Since our initial public offering (IPO), all stock option grants have had an exercise price equal to the fair market value on that grant date, so we have not incurred additional stock compensation expense since that time. We are amortizing deferred stock compensation as an operating expense over the vesting periods of the applicable option grants, which resulted in amortization expense of $100,000, $1.2 million and $4.0 million in 2003, 2002 and 2001, respectively. We expect this expense to drop to $0 in the third quarter of 2004 as the stock compensation deferral becomes fully amortized, at which time the options for which we are amortizing this expense will become fully vested, and to a smaller extent as some employees to whom these options were granted leave the company and any unvested options are canceled.

Interest income. The following table summarizes the yearly changes in our interest income:

Year	Annual Amount (Thousands)	Increase/ (Decrease) from Prior Year	Percent Change
2003	1,791	(1,302)	(42%)
2002	3,093	(3,097)	(50%)
2001	6,190	—	—

The decrease in 2003 from 2002 and in 2002 from 2001 is attributable to a decrease in our average cash and investments balances in each period and to a lower interest rate earned on our investments due to a decline in U.S. interest rates over the last three years.

Income Tax Expense. As of December 31, 2003, our accumulated net operating loss carryforward was $117.3 million and our research and development credit carryforwards were approximately $1.9 million. We anticipate that all of this loss carryforward amount will remain available for offset against any future tax liabilities that we may incur; however, because of uncertainty regarding our ability to use these carryforwards, we have established a valuation allowance for the full amount of our net deferred tax assets.

Liquidity and Capital Resources

Our principal sources of liquidity as of December 31, 2003 consisted of $72.2 million of cash and investments. We have primarily funded our operations through our initial public offering in August 2000, resulting in net proceeds of $138.4 million, sales of shares of our preferred stock, which have resulted in gross proceeds of approximately $42.6 million, as well as $10 million in development funding received from Caterpillar since 1999, and our product revenue. The following table summarizes the yearly changes in cash used in operating activities:

Year	Annual Amount (Thousands)	Increase/ (Decrease) from Prior Year	Percent Change
2003	(16,925)	(5,661)	(25%)
2002	(22,586)	(257)	(1%)
2001	(22,843)	—	—

The decrease in cash used in 2003 was attributable to a lower net loss, which was primarily driven by our lower operating expenses during 2003 as compared to 2002. In addition, we reduced our inventory purchases considerably during 2003, which in turn decreased our cash usage. Cash usage in 2003 and 2002 was principally focused on product development of our higher power product platform, the expansion of our existing UPS product line, product cost reduction and OEM customer support, and our manufacturing and administration organizations. In 2001, the cash usage was primarily attributable to the expansion of our manufacturing operations and sales activities, product development activities on our CleanSource UPS and DC product lines, as well as an increase in our inventory levels to support revenue growth over 2000. We expect cash usage in 2004 to be flat to slightly down from 2003 as we continue to position the company for future growth by funding product development, sales and marketing activities, OEM customer support, and manufacturing operations at levels higher than what can be self funded through current product sales.

Capital expenditures were $1.0 million, $788,000 and $15.2 million in 2003, 2002 and 2001, respectively. In 2003 our expenditures were principally for the consolidation of our sales and marketing and administrative groups into our manufacturing facility, as well as additional engineering lab equipment, and computer equipment and software for general corporate purposes. In 2002 our expenditures were principally for the upgrade of our engineering test capabilities, as well as improvements to our information technology equipment and software capabilities. Our expenditures in 2001 were primarily attributable to the increase in our manufacturing capacity, including several new product test lines and leasehold improvements for our new manufacturing facility. We expect to spend $1.0 to $2.0 million in 2004 on test and manufacturing equipment for our extended runtime product, as well as additional engineering lab equipment, and computer equipment and software for general corporate purposes.

In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as purchase orders and operating leases. Maturities under these contracts are set forth in the following table as of December 31, 2003, in thousands:

	Payments due by period
	2004	2005	2006	2007	2008
Operating lease obligations	$1,099	$778	$141	$32	—
Purchase obligations	1,574	—	—	—	—
Other long-term obligations	—	—	—	—	—

We believe our existing cash and investments balances at December 31, 2003 will be sufficient to meet our cash requirements through at least the next 24 months, although we might elect to seek additional funding prior to that time. Beyond the next 24 months, our cash requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation Of Variable Interest Entities. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 as amended must be applied at the end of periods ending after March 15, 2004, and is effective immediately for all new variable interest entities created or acquired after January 31, 2003. We do not believe that the adoption of FIN 46 will have a material impact on our results of operations or financial position, as at this time we are not a party to any variable interest entities.

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

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB No. 104), REVENUE RECOGNITION, which codifies, revises and rescinds certain sections of SAB No. 101, REVENUE RECOGNITION, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by $720,000.

Because of the nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on their fair value.

Our international sales are made primarily in U.S. dollars. Those sales in currencies other than U.S. dollars can result in translation gains and losses. Currently, we do not engage in hedging activities for our international operations. However, we may engage in hedging activities in the future.

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 1 – “Business – Risk Factors that May Affect Future Results.” Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

ITEM 8.	Financial Statements and Supplementary Data.

The information required by this item is included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. We carried out an evaluation as of December 31, 2003, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC filings.

(b)	Changes in internal controls over financial reporting. There have been no significant changes in internal controls over financial reporting or other factors subsequent to December 31, 2003.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

The following table sets forth certain biographical information concerning our current executive officers:

Name	Age	Position(s)
Joseph F. Pinkerton, III	40	Chairman of the Board, President and Chief Executive Officer
David S. Gino	46	Chief Operating Officer, Vice President of Finance, Chief Financial Officer and Secretary
Sriram Sivaram	35	Vice President of Sales and Marketing

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

Sriram Sivaram has served as our Vice President of Business Development since January 2003. In April 2003, Mr. Sivaram was promoted to Vice President of Sales and Marketing. Mr. Sivaram served as the President and Chief Technology Officer of Catalyst Power, a subsidiary of Asea Brown Boveri AG (ABB). Prior to that, from June 1993 to May 2001, Mr. Sivaram held various leadership positions at American Power Conversion Corporation (APC), including serving as the Business Unit Leader - Ancillary Equipment Group and as the Director of New Products. Mr. Sivaram holds a BS from the Indian Institute of Technology in Madras, India, and MS and MBA from Cornell University in Ithaca, New York.

Further information required by this Item will be included under the sections captioned “Proposal One: Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 11.	Executive Compensation.

The information required by this Item will be included under the sections captioned “Executive Compensation and Other Information” and “Certain Transactions” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included under the section captioned “Ownership of Securities” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 13.	Certain Relationships and Related Transactions.

The information required by this Item will be included under the section captioned “Certain Transactions” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 14.	Principal Accountant Fees and Services.

Information required by this Item will be included under the section captioned “Proposal 2: Ratification of Selection of Independent Auditors” in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

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

3. Exhibits.

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the “IPO Registration Statement”)

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.2 to the IPO Registration Statement)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to the IPO Registration Statement)

4.2*	Rights Agreement, dated as of December 13, 2001, between the Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K dated December 13, 2001)

4.3	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1*	Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO Registration Statement)

10.2*	Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement)

10.3*	Active Power, Inc. 2000 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the IPO Registration Statement)

10.4*	Second Amended and Restated Investors’ Rights Agreement by and between Active Power, Inc. and certain of its stockholders (filed as Exhibit 10.4 to the IPO Registration Statement)

10.6+*	Phase II Development and Phase III Feasibility Agreement by and between Active Power, Inc. and Caterpillar Inc. (filed as Exhibit 10.6 to the IPO Registration Statement)

10.7*	Credit Terms and Conditions by and between Active Power, Inc. and Imperial Bank (filed as Exhibit 10.7 to the IPO Registration Statement)

10.8*	Security and Loan Agreement by and between Active Power, Inc. and Imperial Bank (filed as Exhibit 10.8 to the IPO Registration Statement)

10.9*	Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.9 to the IPO Registration Statement)

10.10*	First Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.10 to the IPO Registration Statement)

10.11*	Second Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.11 to the IPO Registration Statement)

10.12*	Third Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.12 to the IPO Registration Statement)

10.13*	Fourth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the IPO Registration Statement)

10.14*	Fifth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the IPO Registration Statement)

10.15*	Sublease Agreement by and between Active Power, Inc. and Video Associates Laboratories, Inc. (filed as Exhibit 10.15 to the IPO Registration Statement)

10.16*	Employee offer letter (including severance arrangements) from Active Power, Inc. to David S. Gino (filed as Exhibit 10.16 to the IPO Registration Statement)

10.17*	Lease Agreement by and between Active Power, Inc. and BC12 99, Ltd. (filed as Exhibit 10.17 to Active Power’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.18*	Sixth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.18 to Active Power’s Annual Report on Form 10-K dated March 16, 2001 (the “2000 10-K”))

10.19*	Seventh Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.19 to the 2000 10-K)

10.20*+	Distributor Agreement by and between Active Power and Powerware Corporation dated October 28, 2001 (filed as Exhibit 10.20 to Active Power’s Quarterly Report on Form 10-Q dated November 9, 2001 (the “November 2001 10-Q”)

10.21*+	Master Sourcing Agreement by and between Active Power and General Electric Company (through its Digital Energy business unit) dated July 13, 2001 (filed as Exhibit 10.21 to the November 2001 10-Q)

10.22*+	Phase II & Phase III Purchase Agreement by and between Active Power, Inc. and Caterpillar Inc. dated as of September 1, 2001 (filed as Exhibit 10.22 to Active Power’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”)

10.23*+	Phase III Product Development Agreement by and between Active Power, Inc. and Caterpillar Inc. dated as of September 1, 2001 (filed as Exhibit 10.23 to the 2002 10-K)

10.24*+	Purchase and Sale Agreement between Active Power, Inc. and Fuji Electric Co., Ltd. dated July 23, 2003 (filed as Exhibit 10.1 to Active

Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K

31.1	Certification of Joseph F. Pinkerton, III, Chairman of the Board, President and Chief Executive Officer of Active Power, Inc., as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of David S. Gino, Chief Operating Officer, Vice President-Finance and Chief Financial Officer of Active Power, Inc., as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph F. Pinkerton, III, Chairman of the Board, President and Chief Executive Officer of Active Power, Inc., as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of David S. Gino, Chief Operating Officer, Vice President-Finance and Chief Financial Officer of Active Power, Inc., as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated filing.

+	Portions of this exhibit have been omitted pursuant to a confidential treatment previously granted.

(b)	Reports on Form 8-K

During the three months ended December 31, 2003 we furnished one Current Report on Form 8-K. Information regarding each item reported on is listed below.

Date Filed or Furnished	Item No.	Description
October 23, 2003	Item 12	On October 23, 2003, we announced our results of operations for our fiscal quarter ended September 30, 2003.*

*	This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVE POWER, INC.

Dated: February 18, 2004	By:	/s/ JOSEPH F. PINKERTON, III

Joseph F. Pinkerton, III, Chairman of the Board, President and Chief Executive Officer

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

Name	Title	Date

/s/ JOSEPH F. PINKERTON, III Joseph F. Pinkerton	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 18, 2004

/s/ DAVID S. GINO David S. Gino	Chief Operating Officer, Vice President – Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)	February 18, 2004

/s/ RICHARD E. ANDERSON Richard E. Anderson	Director	February 18, 2004

/s/ RODNEY S. BOND Rodney S. Bond	Director	February 18, 2004

/s/ BENJAMIN L. SCOTT Benjamin L. Scott	Director	February 18, 2004

/s/ JAN H. LINDELOW Jan H. Lindelow	Director	February 18, 2004

/s/ TERRENCE L. ROCK Terrence L. Rock	Director	February 18, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Active Power, Inc.

We have audited the accompanying balance sheets of Active Power, Inc. (the Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Active Power, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Austin, Texas

January 16, 2004

ACTIVE POWER, INC.

BALANCE SHEETS

(Thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$48,499	$62,934
Restricted cash	805	—
Accounts receivable, net	1,528	1,510
Inventories	4,531	6,511
Prepaid expenses and other	1,404	613

Total current assets	56,767	71,568
Property and equipment, net	10,634	12,095
Investments in marketable securities	22,860	27,110

Total assets	$90,261	$110,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,694	$352
Accrued expenses	3,323	3,761
Deferred revenue	184	—

Total liabilities	5,201	4,113
Stockholders’ equity:
Common Stock - $.001 par value; 400,000 shares authorized; 42,117 and 41,637 shares issued and outstanding in 2003 and 2002, respectively	42	42
Treasury stock, at cost; 35 shares	(2)	(2)
Deferred stock compensation	(34)	(198)
Additional paid-in capital	214,993	214,548
Accumulated deficit	(130,018)	(108,315)
Other accumulated comprehensive income	79	585

Total stockholders’ equity	85,060	106,660

Total liabilities and stockholders’ equity	$90,261	$110,773

See accompanying notes.

ACTIVE POWER, INC.

STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
Revenues:
Product revenue	$8,890	$9,469	$21,562
Development contract	—	4,000	1,000

Total revenue	8,890	13,469	22,562
Operating expenses:
Cost of product revenue (excludes deferred stock compensation amortization of $12 in 2003, $133 in 2002 and $466 in 2001)	12,617	15,751	26,442
Cost of development contract	—	3,219	283
Research and development (excludes deferred stock compensation amortization of $27 in 2003, $383 in 2002 and $1,030 in 2001)	9,138	10,696	14,930
Selling, general & administrative (excludes deferred stock compensation amortization of $61 in 2003, $723 in 2002 and $2,507 in 2001)	10,613	11,696	11,038
Restructuring expenses	—	1,586	—
Amortization of deferred stock compensation	100	1,239	4,003

Total operating expenses	32,468	44,187	56,696

Operating loss	(23,578)	(30,718)	(34,134)
Interest income	1,791	3,093	6,190
Other income (expense), net	84	2	(18)

Net loss to common stockholders	$(21,703)	$(27,623)	$(27,962)

Net loss per share, basic & diluted	$(0.52)	$(0.67)	$(0.70)
Shares used in computing net loss per share, basic & diluted	41,925	41,247	39,781
Comprehensive loss:
Net loss	$(21,703)	$(27,623)	$(27,962)
Unrealized gain (loss) on investments in marketable securities	(506)	264	321

Comprehensive loss	$(22,209)	$(27,359)	$(27,641)

See accompanying notes.

ACTIVE POWER, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Thousands)

	1992 Preferred Stock		Common Stock		Treasury Stock		Deferred Stock Compensation	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	At Cost
Balance at December 31, 2000	420	$—	39,078	$39	35	$(2)	$(7,519)	$212,601	$(52,730)	$—	$152,389
Exercise of stock options	—	—	1,098	2	—	—	—	685	—	—	687
Repurchase of exercised stock options	—	—	(13)	—	—	—	—	(2)	—	—	(2)
Exercise of warrants	—	—	432	—	—	—	—	2,268	—	—	2,268
Employee purchase of ESPP shares	—	—	86	—	—	—	—	846	—	—	846
Amortization of deferred stock compensation	—	—	—	—	—	—	4,944	(941)	—	—	4,003
Redemption of 92 preferred stock	(420)	—	—	—	—	—	—	(210)	—	—	(210)
IPO issuance costs	—	—	—	—	—	—	—	(610)	—	—	(610)
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	321	321
Net loss	—	—	—	—	—	—	—	—	(27,962)	—	(27,962)

Balance at December 31, 2001	—	—	40,681	41	35	(2)	(2,575)	214,637	(80,692)	321	131,730
Exercise of stock options	—	—	769	1	—	—	—	429	—	—	430
Repurchase of exercised stock options	—	—	(1)	—	—	—	—	—	—	—	—
Employee purchase of ESPP shares	—	—	223	—	—	—	—	621	—	—	621
Amortization of deferred stock compensation	—	—	—	—	—	—	2,377	(1,139)	—	—	1,238
Change in unrealized gain on investments	—	—	—	—	—	—	—	—	—	264	264
Net loss	—	—	—	—	—	—	—	—	(27,623)	—	(27,623)

Balance at December 31, 2002	—	—	41,672	42	35	(2)	(198)	214,548	(108,315)	585	106,660
Exercise of stock options	—	—	189	—	—	—	—	135	—	—	135
Repurchase of exercised stock options	—	—	(5)	—	—	—	—	(5)	—	—	(5)
Employee purchase of ESPP shares	—	—	294	—	—	—	—	379	—	—	379
Amortization of deferred stock compensation	—	—	—	—	—	—	164	(64)	—	—	100
Change in unrealized gain on investments	—	—	—	—	—	—	—	—	—	(506)	(506)
Net loss	—	—	—	—	—	—	—	—	(21,703)	—	(21,703)

Balance at December 31, 2003	—	$—	42,150	$42	35	$(2)	$(34)	$214,993	$(130,018)	$79	$85,060

See accompanying notes.

ACTIVE POWER, INC.

STATEMENTS OF CASH FLOWS

(Thousands)

	Year ended December 31,
	2003	2002	2001
Operating activities
Net loss	$(21,703)	$(27,623)	$(27,962)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation expense	2,419	3,697	2,675
Loss on disposal of assets	—	1,961	—
Amortization of deferred stock compensation	100	1,239	4,003
Changes in operating assets and liabilities:
Accounts receivable, net	(18)	213	211
Inventories	1,980	1,358	(5,526)
Prepaid expenses and other assets	(791)	102	(147)
Accounts payable	1,342	(4,178)	2,397
Accrued expenses	(438)	645	1,506
Deferred revenue	184	—	—

Net cash used in operating activities	(16,925)	(22,586)	(22,843)

Investing activities
Net maturity (purchase) of investments	3,744	4,857	22,106
Purchases of property and equipment	(958)	(788)	(15,171)
Change in restricted cash	(805)	—	—

Net cash provided by (used in) investing activities	1,981	4,069	6,935

Financing activities
Net proceeds from issuance of common stock	509	1,050	1,531
Redemption of 92 Preferred Stock	—	—	(210)
Net proceeds from exercise of warrants	—	—	2,268

Net cash provided by financing activities	509	1,050	3,589

Increase (decrease) in cash and cash equivalents	(14,435)	(17,467)	(12,319)
Cash and cash equivalents, beginning of period	62,934	80,401	92,720

Cash and cash equivalents, end of period	$48,499	$62,934	$80,401

See accompanying notes.

ACTIVE POWER, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

1. Organization

Active Power, Inc. (“we,” “Active Power” or the “Company”) was founded in 1992 for the purpose of developing and commercializing advances in the field of electromechanics. Prior to 2000, Active Power devoted efforts principally to research and development, pursuing patent protection for intellectual property, successful production of initial prototypes, raising capital and pursuing markets for our flywheel-based power quality and energy storage products. Since 2000, the size and scope of our operations have expanded considerably. We raised our level of new product development, increased our manufacturing capabilities and capacity, and added resources in sales and service to strengthen our distribution channels. In response to the slowing economy and our declining sales, we reduced our workforce and other expenses in late 2002 and the first half of 2003.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

In general, revenue is recognized when title has transferred as stipulated by the delivery terms in the sales contract. In addition, prior to revenue recognition we require persuasive evidence of the arrangement, that the price is fixed or determinable, and that collectibility is reasonably assured.

We also offer various services to customers depending on the type of product the customer has purchased, which may include on-site services, or installation and integration services. Such services are not essential to the functionality of the delivered product. Revenue for services is recognized at the time services are provided, or is deferred and recognized over the service period (where applicable). When products and services are contracted under a single arrangement, we allocate the total sales price to the multiple deliverables based on their relative fair values. The fair value of our equipment is based on our average historical selling prices, while the fair value of services is based upon the rates that we charge customers in separately negotiated transactions or based on the market price an independent third party would charge to provide these services. To date our service revenues have not been material. Development funding revenue is recognized as we achieve development milestones specified in the respective agreements. Revenue associated with the sale of extended warranties is recognized ratably over the contract period.

Shipping and Handling Costs

The Company classifies shipping and handling costs related to product sales as cost of product revenue, and any payments from customers for shipping and handling are categorized in product revenue. We classify shipping and handling costs associated with receiving production inventory as cost of product revenue. Any materials received or shipped which are related to our engineering, sales, marketing and administrative functions are classified as operating expenses.

Cash Equivalents

Investments with a maturity of three months or less when purchased are classified as cash equivalents.

Investments in Marketable Securities

Investments in marketable securities consist of debt securities with readily determinable fair values. Active Power accounts for highly liquid investments with maturities greater than three months but less than one year at date of acquisition as short-term investments. We classify investments in marketable securities as available-for-sale. The carrying amount of investments in marketable securities approximates fair value.

Investments in marketable securities at December 31, 2003 consist of the following (in thousands):

Carrying Value
Commercial Paper	$7,361
Corporate Notes	9,707
Foreign Debt Securities	1,517
U.S. Government Agencies	4,275

$22,860

The carrying value by contractual maturity, is shown below (in thousands):

Due in one year or less	$10,616
Due after one year through three years	12,244

$22,860

Restricted Cash

Restricted cash balances include $805,000 which is securing product performance guarantees given to a customer. Upon satisfaction of these guarantees, the restriction on these funds will be released.

Accrued Warranty Liability

The warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. The warranty period for products sold to Caterpillar is 12 months from the date of delivery to the end-user. We provide for the estimated cost of product warranties at the time revenue is recognized.

The following table summarizes the changes in accrued warranty liability (in thousands):

Balance at December 31, 2000	$168
Additions to warranty accrual	647
Reductions for warranty expenses	(280)

Balance at December 31, 2001	535
Additions to warranty accrual	284
Reductions for warranty expenses	(174)

Balance at December 31, 2002	645
Additions to warranty accrual	267
Reductions for warranty expenses	(315)

Balance at December 31, 2003	$597

Inventories

Active Power states inventories at the lower of cost or market. Inventories consist of the following (in thousands):

	Year ended December 31,
	2003	2002
Raw materials	$1,799	$2,643
Work in process and finished goods	2,732	3,868

	$4,531	$6,511

Property and Equipment

Active Power carries property and equipment at cost, less accumulated depreciation. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets (generally three to eight years). Leasehold improvements are depreciated over the shorter of the life of the improvement or the remainder of the property lease.

Long-Lived Assets

We evaluate our long-lived assets in accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

Patent Application Costs

Active Power has not capitalized patent application fees and related costs because of uncertainties regarding net realizable value of the technology represented by the existing patent applications and ultimate recoverability. All patent costs have been expensed through December 31, 2003.

Accounting for Stock-Based Compensation

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, Active Power accounts for its stock compensation arrangements with employees using the intrinsic value method under the provisions of the Accounting Principles Board’s Opinion No. 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is amortized over the vesting period, which is generally four years, utilizing the accelerated method prescribed in FASB Interpretation No. 28. Pro Forma stock compensation in accordance with SFAS No. 123 is amortized using the straight line method over the vesting period.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net loss - as reported	$(21,703)	$(27,623)	$(27,962)
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	100	1,239	4,003
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(6,039)	(5,550)	(5,242)

Pro forma net loss	$(27,642)	$(31,934)	$(29,201)

Net loss per share
Basic and diluted - as reported	$(0.52)	$(0.67)	$(0.70)
Basic and diluted - pro forma	$(0.66)	$(0.77)	$(0.73)

Income Taxes

Active Power accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Segment Reporting

Active Power’s chief operating decision maker allocates resources and assesses the performance of its power management product development and sales activities as one segment.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, restricted cash, investments, receivables and accounts payable. We believe all of these financial instruments are recorded at amounts that approximate their current market values.

Concentration of Credit Risk

Financial instruments which potentially subject Active Power to concentrations of credit risk consist of cash and cash equivalents, investments and trade receivables. Active Power’s cash, cash equivalents, and investments are placed with high credit quality financial institutions and issuers. Active Power performs limited credit evaluations of its customers’ financial condition and generally does not require collateral. Active Power estimates an allowance for doubtful accounts based on factors related to the credit risk of each customer. Credit losses have not been significant to date.

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at December 31, 2000	$55
Additions charged to costs and expenses	—
Write-off of uncollectible accounts	(1)

Balance at December 31, 2001	54
Additions charged to costs and expenses	15
Write-off of uncollectible accounts	(30)

Balance at December 31, 2002	39
Additions charged to costs and expenses	82
Write-off of uncollectible accounts	(16)

Balance at December 31, 2003	$105

The following customers accounted for a significant percentage of Active Power’s total revenue as follows:

Customer	2003	2002	2001
Caterpillar	60%	81%	87%
Powerware	6%	12%	2%

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

Advertising Costs

Active Power expenses advertising costs as incurred. These expenses were approximately $559,000, $250,000 and $416,000, respectively, in 2003, 2002 and 2001.

Net Loss Per Share

Active Power computes loss per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under SFAS No. 128 and SAB No. 98, basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Active Power’s calculation of diluted loss per share excludes shares of common stock issuable upon exercise of employee stock options because inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net loss to common stockholders	$(21,703)	$(27,623)	$(27,962)
Basic and diluted:
Weighted-average shares of common stock outstanding	41,938	41,304	39,985
Weighted-average shares of common stock Subject to repurchase	(13)	(57)	(204)

Shares used in computing basic and diluted net loss per share	41,925	41,247	39,781

Basic and diluted net loss per share	$(0.52)	$(0.67)	$(0.70)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation Of Variable Interest Entities. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 as amended must be applied at the end of periods ending after March 15, 2004, and is effective immediately for all new variable interest entities created or acquired after January 31, 2003. We do not believe that the adoption of FIN 46 will have a material impact on our results of operations or financial position, as at this time we are not a party to any variable interest entities.

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

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB No. 104), REVENUE RECOGNITION, which codifies, revises and rescinds certain sections of SAB No. 101, REVENUE RECOGNITION, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

3. Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

	2003	2002
Equipment	$7,305	$7,509
Demonstration units	481	357
Computers and purchased software	2,090	1,975
Furniture and fixtures	325	300
Technology License	1,125	1,100
Leasehold improvements	7,023	6,408

	18,349	17,649
Accumulated depreciation	(7,715)	(5,554)

	$10,634	$12,095

4. Restructuring Expenses

During 2002, we wrote-down the value of approximately $1.4 million of engineering test equipment and associated leasehold improvements that were determined to be impaired due to our impending transfer of various high power test activities into our manufacturing facility, and expected completion of our 1200 kVA system development. We also accrued approximately $181,000 for future expenses related to leased facilities that will be exited as part of our space consolidation efforts. These amounts were recorded as restructuring expense in the accompanying financial statements. As of December 31, 2003, $94,000 of this accrued expense remained for use on facility lease payments.

5. Stockholders’ Equity

Preferred Stock

At December 31, 2003, Active Power had 25,420,000 shares of preferred stock authorized and no shares outstanding.

Common Stock

Common stock reserved for future issuance at December 31, 2003 consists of the following:

For issuance under the 1993/2000 Stock Option Plan	6,011,083
For issuance under the 2000 Employee Stock Purchase Plan	1,083,630

Stock Option Plan

Active Power has authorized 10,893,730 shares of its Common Stock for issuance under its 2000 Stock Incentive Plan. The options are immediately exercisable upon grant and vest over periods ranging from immediate to four years. The term of each option is no more than ten years from the date of grant. Active Power has repurchase rights for unvested shares purchased by optionees. At December 31, 2003, 2002 and 2001, 6,025, 86,712 and 260,552 shares, respectively, that were purchased by optionees remained unvested and subject to repurchase. At December 31, 2003, 2,002,277 shares were available for future grants.

A summary of Common Stock option activity is as follows:

	Number of Shares	Range of Exercise Prices	Weighted-Average Exercise Prices
Outstanding at December 31, 2000	3,043,330	$0.07 – 68.50	$2.42
Granted	1,288,300	4.64 – 26.10	16.25
Exercised	(1,095,447)	0.07 – 21.94	0.63
Canceled	(146,483)	0.16 – 46.50	10.06

Outstanding at December 31, 2001	3,089,700	0.07 – 68.50	8.33
Granted	2,096,375	1.78 – 5.04	3.46
Exercised	(768,894)	0.07 – 1.85	0.56
Canceled	(798,763)	0.42 – 68.50	8.02

Outstanding at December 31, 2002	3,618,418	0.07 – 68.50	7.27
Granted	1,683,250	1.00 – 3.64	1.29
Exercised	(189,309)	0.07 – 2.34	0.71
Canceled	(1,103,553)	0.16 – 68.50	6.34

Outstanding at December 31, 2003	4,008,806	$0.16 – 68.50	$5.35

The following is a summary of options outstanding and exercisable as of December 31, 2003:

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 0.10 - $ 0.49	87,994	0.3	$0.34
$ 0.50 - $ 1.99	1,653,574	8.4	1.27
$ 2.00 - $ 3.99	1,139,112	7.7	3.54
$ 4.00 - $ 6.99	481,748	6.3	5.24
$ 7.00 - $24.99	615,378	5.9	18.42
$ 25.00 - $68.50	31,000	5.1	46.16

	4,008,806	7.3	$5.35

Stock options vested as of December 31, 2003, 2002 and 2001 were 1,960,674, 1,008,707 and 1,044,107, respectively.

Prior to our initial public offering in August 2000, 2,377,404 of the stock options granted to employees had exercise prices below the fair value determined subsequently by the board of directors of the underlying shares of Common Stock on the date of grant. As a result, Active Power recorded deferred stock compensation of $15,842,671. Of this amount, $100,137, $1,239,243 and $4,002,913 was amortized to non-cash compensation during 2003, 2002 and 2001, respectively. The remaining deferred compensation will be recognized as non-cash compensation over the remaining vesting period of the options through early 2004.

Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if Active Power had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a minimum value option pricing model until the date of the initial public offering and the Black-Scholes option pricing model thereafter, with the following assumptions:

	Year ended December 31,
	2003	2002	2001
Risk-free interest rate	3.0%	3.0%	3.0%
Weighted-average expected life of the options	5 years	5 years	7 years
Dividend rate	0%	0%	0%
Assumed volatility	100%	100%	125%

The weighted average fair value of options granted during 2003 was $1.29.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense using the straight line method over the options’ vesting period. Active Power’s pro forma information under SFAS No. 123 follows (in thousands, except per share amounts):

	Year ended December 31
	2003	2002	2001
Pro forma stock-based compensation expense	$6,039	$5,550	$5,242
Pro forma net loss	(27,642)	(31,934)	(29,201)
Pro forma basic and diluted loss per share	(0.66)	(0.77)	(0.73)

Option valuation models incorporate highly subjective assumptions. Because changes in the subjective assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of Active Power’s employee stock options.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Company’s board of directors on July 13, 2000. Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the market value at semi-annual intervals. As of December 31, 2003, a total of 1,686,631 shares of the Company’s common stock were authorized for issuance under the Purchase Plan. There were 293,531, 223,196 and 86,274 shares issued under the Purchase Plan in 2003, 2002 and 2001, respectively. No shares were issued under the Purchase Plan in 2000.

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

6. Income Taxes

As of December 31, 2003, the Company had federal net operating loss carryforwards of approximately $117,337,000 and research and development credit carryforwards of approximately $1,927,000. The net operating loss and credit carryforwards will expire beginning in 2019, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Capital expenses	$873	$876
Reserves and allowances	1,228	1,079
Net operating loss and tax credit carryforwards	45,342	37,070

Total deferred tax assets	47,443	39,025
Valuation allowance for net deferred tax assets	(47,443)	(39,025)

Net deferred taxes	$—	$—

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. The valuation allowance increased by approximately $8,418,000 during 2003. Approximately $6,150,000 of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before taxes due to the following:

	Year Ended December 31,
	2003	2002	2001
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(3.0)	(2.9)	(2.6)
Non-cash compensation expense	0.2	1.5	4.9
Permanent items and other	(2.0)	(4.0)	(2.2)
Change in valuation allowance	38.8	39.4	33.9

	0%	0%	0%

7. Commitments

Active Power leases its office and manufacturing facilities under various operating lease agreements. The office space and manufacturing facilities leases are noncancelable and obligate Active Power to pay taxes and maintenance costs. In addition, Active Power leases certain equipment such as copiers and phone systems under noncancelable leases. Rent expense for the years ended December 31, 2003, 2002 and 2001 was $1,276,489, $1,931,358 and $1,668,278, respectively. The company leases some of its office space from landlords who have contractual agreements with Hill Partners. Some portions of the Company’s lease payments are paid to Hill Partners from the landlord. One of the Company’s directors, Dick Anderson, is a partner of Hill Partners.

Future minimum payments under these leases at December 31, 2003 are as follows (in thousands):

2004	$1,099
2005	778
2006	141
2007	32

Total future minimum lease payments	$2,050

8. Employee Benefit Plan

Active Power maintains a 401(k) Plan that covers substantially all full-time employees. Company contributions to the plan are determined at the discretion of the Board of Directors and vest ratably over five years of service starting after the first year of employment. Active Power did not contribute to this plan in 2003, 2002 or 2001.

9. Development Funding

During January 1999, Active Power entered into a contract development agreement with Caterpillar, Inc. In accordance with the agreement, Caterpillar provided funding to allow Active Power to accelerate development of its products in a certain market application in exchange for Caterpillar obtaining exclusive marketing rights for the product in that application. The exclusive marketing rights are subject to Caterpillar meeting specified minimum orders of the product. The two companies share ownership of the resulting intellectual property. Active Power completed the contract in 1999 and collected the full $5.0 million development funding specified in the contract, which it recognized as it achieved the product performance milestones specified in the agreement. As an extension of this agreement, Caterpillar in 2001 agreed to provide another $5.0 million in funding for the development of a high power electronics platform that will complement the Cat UPS. Active Power completed each of the five milestones and received payment for each milestone by December 31, 2002. Development of this platform was completed and product shipments began during 2003.

10. Geographic Information

Product revenues for the year ended December 31 were as follows (in thousands):

	2003	2002	2001
United States	$4,665	$6,030	$18,676
Foreign countries	4,225	3,439	2,886

Total	$8,890	$9,469	$21,562

Revenues from foreign countries above represent shipments to customers located in seventeen countries from six major regions of the world. In 2003, 66%, 16% and 10% of the revenue from foreign countries came from Europe, Asia and Africa, respectively. In 2002, 72% of the revenue from foreign countries came from Europe, and 13% came from Asia. No other region accounted for more than 10% of our foreign revenue in 2002. Substantially all of Active Power’s property, plant or equipment is located in the United States.

11. Contingencies

On March 25, 2002, we, along with Joseph F. Pinkerton, III, our chairman, president and chief executive officer, Pinkerton Generator, Inc. (a corporation in which Mr. Pinkerton was an officer, director and the primary shareholder), and Caterpillar Inc. were named as defendants in a complaint filed in Michigan state court in the Circuit Court for the County of Wayne. The plaintiffs, Magnex Corporation, Enigma Corporation and Bergeron Corporation, and their individual principals, are seeking damages for: alleged breach of a joint venture agreement dated June 23, 1989, which was entered into by and among Pinkerton Generator, Inc., Magnex Corp. and Enigma Corp.; breach of fiduciary duties; misappropriation of trade secrets; and the commission of other torts relating to this joint venture. Neither Active Power nor any of its predecessors in interest was a party to the joint venture agreement.

A First Amended Complaint was filed on April 16, 2002. We were not served with the Original Complaint and First Amended Complaint until April 19, 2002. Plaintiffs filed a Second Amended Complaint on June 3, 2003, and a Third Amended Complaint on November 14, 2003. Caterpillar has been successfully dismissed from the case. Only two causes of action remain against Mr. Pinkerton and Pinkerton Generator, Inc.: breach of contract and unjust enrichment. Only one cause of action remains against Active Power: tortious interference with a business relationship.

We believe that the interests of Active Power and Joseph Pinkerton have been directly aligned throughout this case. Accordingly, we have paid all the legal fees for this litigation, as well as those relating to Caterpillar pursuant to an indemnity agreement.

The discovery phase of this litigation is expected to conclude in March 2004. The case is currently set for a court mandated case evaluation on April 7, 2004 in Detroit, Michigan. In this case evaluation, a panel of three attorneys, one of whom is independent, will make an assessment of the dollar amount for which they believe the case should settle. Should either party refuse to settle for the evaluated amount, that party will be responsible for all attorney fees incurred by the other party from the evaluation date through trial unless the refusing party “beats” the evaluation amount by 10% at trial. At this time, we are unable to determine the ultimate outcome of, or place a value on, this claim.

Supplementary Financial Information (Unaudited)

	Year Ended December 31, 2002				Year Ended December 31, 2003
(Thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$4,131	$3,101	$3,185	$3,053	$1,625	$1,871	$2,988	$2,406
Total margin (loss)	(1,176)	(1,557)	(1,421)	(1,347)	(1,667)	(1,010)	(641)	(409)
Net loss to common stockholders	$(6,539)	$(6,707)	$(6,415)	$(7,962)	$(6,324)	$(5,933)	$(5,066)	$(4,380)
Net loss per share, basic and diluted	$(0.16)	$(0.16)	$(0.15)	$(0.19)	$(0.15)	$(0.14)	$(0.12)	$(0.10)

S-1

Exhibit Index

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the “IPO Registration Statement”)

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.2 to the IPO Registration Statement)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to the IPO Registration Statement)

4.2*	Rights Agreement, dated as of December 13, 2001, between the Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K dated December 13, 2001)

4.3	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1*	Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO Registration Statement)

10.2*	Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement)

10.3*	Active Power, Inc. 2000 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the IPO Registration Statement)

10.4*	Second Amended and Restated Investors’ Rights Agreement by and between Active Power, Inc. and certain of its stockholders (filed as Exhibit 10.4 to the IPO Registration Statement)

10.6+*	Phase II Development and Phase III Feasibility Agreement by and between Active Power, Inc. and Caterpillar Inc. (filed as Exhibit 10.6 to the IPO Registration Statement)

10.7*	Credit Terms and Conditions by and between Active Power, Inc. and Imperial Bank (filed as Exhibit 10.7 to the IPO Registration Statement)

10.8*	Security and Loan Agreement by and between Active Power, Inc. and Imperial Bank (filed as Exhibit 10.8 to the IPO Registration Statement)

10.9*	Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.9 to the IPO Registration Statement)

10.10*	First Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.10 to the IPO Registration Statement)

10.11*	Second Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.11 to the IPO Registration Statement)

10.12*	Third Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.12 to the IPO Registration Statement)

10.13*	Fourth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the IPO Registration Statement)

10.14*	Fifth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the IPO Registration Statement)

10.15*	Sublease Agreement by and between Active Power, Inc. and Video Associates Laboratories, Inc. (filed as Exhibit 10.15 to the IPO Registration Statement)

10.16*	Employee offer letter (including severance arrangements) from Active Power, Inc. to David S. Gino (filed as Exhibit 10.16 to the IPO Registration Statement)

10.17*	Lease Agreement by and between Active Power, Inc. and BC12 99, Ltd. (filed as Exhibit 10.17 to Active Power’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.18*	Sixth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.18 to Active Power’s Annual Report on Form 10-K dated March 16, 2001 (the “2000 10-K”))

10.19*	Seventh Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.19 to the 2000 10-K)

10.20*+	Distributor Agreement by and between Active Power and Powerware Corporation dated October 28, 2001 (filed as Exhibit 10.20 to Active Power’s Quarterly Report on Form 10-Q dated November 9, 2001 (the “November 2001 10-Q”)

10.21*+	Master Sourcing Agreement by and between Active Power and General Electric Company (through its Digital Energy business unit) dated July 13, 2001 (filed as Exhibit 10.21 to the November 2001 10-Q)

10.22*+	Phase II & Phase III Purchase Agreement by and between Active Power, Inc. and Caterpillar Inc. dated as of September 1, 2001 (filed as Exhibit 10.22 to Active Power’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”)

10.23*+	Phase III Product Development Agreement by and between Active Power, Inc. and Caterpillar Inc. dated as of September 1, 2001 (filed as Exhibit 10.23 to the 2002 10-K)

10.24*+	Purchase and Sale Agreement between Active Power, Inc. and Fuji Electric Co., Ltd. dated July 23, 2003 (filed as Exhibit 10.1 to Active Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K

31.1	Certification of Joseph F. Pinkerton, III, Chairman of the Board, President and Chief Executive Officer of Active Power, Inc., as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of David S. Gino, Chief Operating Officer, Vice President-Finance and Chief Financial Officer of Active Power, Inc., as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph F. Pinkerton, III, Chairman of the Board, President and Chief Executive Officer of Active Power, Inc., as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of David S. Gino, Chief Operating Officer, Vice President-Finance and Chief Financial Officer of Active Power, Inc., as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated filing.

+	Portions of this exhibit have been omitted pursuant to a confidential treatment previously granted.