Form 10-Q
period 2004-03-31
ACTIVE POWER INC
filed 2004-04-29
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

The number of shares of common stock, par value of $0.001 per share, outstanding at March 31, 2004 was 42,315,696.

ACTIVE POWER, INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTIVE POWER, INC.

CONDENSED BALANCE SHEETS

(Thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$53,710	$48,499
Restricted cash	805	805
Short-term investments in marketable securities	11,175	20,758
Accounts receivable, net	1,188	1,528
Inventories	5,829	4,531
Prepaid expenses and other	1,233	1,404

Total current assets	73,940	77,525
Property and equipment, net	9,258	9,796
Intangible assets, net	809	838
Long-term investments in marketable securities	2,098	2,102

Total assets	$86,105	$90,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,084	$1,694
Accrued expenses	2,602	3,323
Deferred revenue	687	184

Total liabilities	6,373	5,201
Stockholders’ equity:
Common Stock	42	42
Treasury stock	(2)	(2)
Deferred stock compensation	(17)	(34)
Additional paid-in capital	215,245	214,993
Accumulated deficit	(135,643)	(130,018)
Other accumulated comprehensive income	107	79

Total stockholders’ equity	79,732	85,060

Total liabilities and stockholders’ equity	$86,105	$90,261

See accompanying notes.

ACTIVE POWER, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Product revenue	$3,240	$1,625
Operating expenses:
Cost of product revenue	3,821	3,292
Research and development	2,353	2,541
Selling, general & administrative	3,009	2,706
Amortization of deferred stock compensation	17	33

Total operating expenses	9,200	8,572

Operating loss	(5,960)	(6,947)
Interest income	397	619
Other income (expense)	(61)	4

Net loss	$(5,624)	$(6,324)

Net loss per share, basic & diluted	$(0.13)	$(0.15)
Shares used in computing net loss per share, basic & diluted	42,233	41,748

Comprehensive loss:
Net loss	$(5,624)	$(6,324)
Unrealized gain on investments in marketable securities	28	467

Comprehensive loss	$(5,596)	$(5,857)

See accompanying notes.

ACTIVE POWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net loss	$(5,624)	$(6,324)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	630	586
Accretion of premium / discount	30	31
Amortization of deferred stock compensation	17	33
Changes in operating assets and liabilities:
Accounts receivable, net	340	428
Inventories	(1,298)	888
Prepaid expenses and other assets	170	(322)
Accounts payable	1,390	235
Accrued expenses	(721)	(385)
Deferred revenue	503	—

Net cash used in operating activities	(4,563)	(4,830)

Investing activities
Purchases of investments	(2,132)	(3,249)
Sales/Maturities of investments	11,717	—
Purchases of property and equipment	(63)	(591)

Net cash provided by (used in) investing activities	9,522	(3,840)

Financing activities
Net proceeds from issuance of common stock	252	231

Net cash provided by financing activities	252	231

Change in cash and cash equivalents	5,211	(8,439)
Cash and cash equivalents, beginning of period	48,499	62,934

Cash and cash equivalents, end of period	$53,710	$54,495

See accompanying notes.

Active Power, Inc.

Notes to Financial Statements

March 31, 2004

(unaudited)

1. Organization

Active Power, Inc. was founded in 1992 for the purpose of developing and commercializing advances in the field of electromechanics. Prior to 2000, we devoted our efforts principally to research and development, pursuing patent protection for our innovations, successful production of our initial prototypes, raising capital and pursuing markets for our flywheel-based power quality and energy storage products. In 2000 and 2001, the size and scope of our operations expanded considerably. We raised our level of new product development, increased our manufacturing capabilities and capacity, and added resources in sales and service to strengthen our distribution channels to position the company for the commercial launch of our products and anticipated growth.

2. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Form 10-K for the year ended December 31, 2003. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year.

Certain prior year balances have been reclassified to conform to current year presentation.

3. Inventory

Active Power states inventories at the lower of cost or market, using the first-in-first-out-method. Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$1,692	$1,799
Work in process and finished goods	4,137	2,732

	$5,829	$4,531

4. Capital Structure

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2004	2003
Net loss (thousands)	$(5,624)	$(6,324)
Basic and diluted:
Weighted-average shares of common stock outstanding (thousands)	42,236	41,771
Weighted-average shares of common stock subject to repurchase (thousands)	(3)	(23)

Shares used in computing net loss per share, basic and diluted (thousands)	42,233	41,748

Net loss per share, basic and diluted	$(0.13)	$(0.15)

Active Power’s calculation of diluted loss per share excludes 5,200,014 and 4,743,149 shares of common stock issuable upon exercise of employee stock options as of March 31, 2004 and 2003, respectively, because inclusion would be antidilutive.

5. Legal Proceedings

On March 25, 2002, we, along with Joseph F. Pinkerton, III, our chairman, president and chief executive officer, Pinkerton Generator, Inc. (a corporation in which Mr. Pinkerton was an officer, director and the primary shareholder), and Caterpillar Inc. were named as defendants in a complaint filed in Michigan state court in the Circuit Court for the County of Wayne. The plaintiffs, currently listed as Magnex Corporation, White Enigma, LLC and their individual principals, were originally seeking unspecified damages for: alleged breach of a joint venture agreement dated June 23, 1989, which was entered into by and among Pinkerton Generator, Inc., Magnex Corp. and Enigma Corp.; breach of fiduciary duties; misappropriation of trade secrets; and the commission of other torts relating to this joint venture. Neither Active Power nor any of its predecessors in interest was a party to the joint venture agreement that is the subject of the litigation.

A First Amended Complaint was filed on April 16, 2002. Plaintiffs filed a Second Amended Complaint on June 3, 2003, and a Third Amended Complaint on November 14, 2003. Caterpillar has been dismissed from the case. Only two causes of action remain against Mr. Pinkerton and Pinkerton Generator, Inc.: breach of contract and unjust enrichment. Only one cause of action remains against Active Power: tortious interference with a business relationship.

The discovery phase of this litigation has concluded. On April 8, 2004 the parties participated in mediation and a court-mandated case evaluation in Detroit, Michigan. The case did not settle during the mediation. In the case evaluation, a panel of three attorneys – one of whom was selected by the plaintiffs, one of whom was selected by the defendants and one of whom was independent – made an evaluation of the dollar amount, broken down by cause of action for each plaintiff against each defendant, for which they believe the case should settle. This evaluation award is non-binding on the parties, unless both parties accept the evaluation award. However, should a party refuse to settle for the evaluated amount and the other party accept the evaluation amount, the refusing party will be responsible for all attorney fees incurred by the accepting party from the evaluation date through trial unless the refusing party “beats” the evaluation amount by at least 10% following a full trial on the merits.

While we are unable to estimate the range of potential liability at this time and strongly deny any liability, an adverse outcome in this litigation nonetheless could be material to us, whether such damages are assessed directly against Active Power itself or to Mr. Pinkerton and/or Pinkerton Generator should we either agree to indemnify them in whole or in part or if we are found to be liable in whole or in part for any liability they may incur. On April 8, 2004, the panel of evaluators determined evaluation amounts against Active Power of $280,000 for Bergeron/White Enigma, LLC and $220,000 for Hodges/Magnex Corporation, for a total amount of $500,000. While Active Power continues to believe that this case is without merit, and will vigorously defend itself from these claims, due to the inherent uncertainty of litigation, we have accepted our evaluation amounts to eliminate the risk of being responsible for the plaintiffs’ attorneys fees and to potentially avoid the expenses and risks associated with a jury trial of the claims against Active Power. We have not received any indication to date whether the plaintiffs will accept the amount of this evaluation, thereby settling the case against us. Failure by the plaintiffs to accept the evaluation would constitute rejection.

Our board created a special litigation committee consisting of independent directors to assist the full board in monitoring and assessing and creating strategy with respect to this litigation. The special committee has authority, among other things, to engage its own legal and other advisers, and to recommend litigation and settlement strategy to the full board. Because the board determined, among other things, that the interests of Active Power and Mr. Pinkerton were aligned, Active Power has borne all legal fees and other defense costs relating to this litigation to date (including those relating to Caterpillar pursuant to an indemnity agreement). The special committee regularly evaluates this position. The special committee is also assessing whether and to what extent Active Power should continue to bear defense, settlement, judgment or other costs relating to this litigation, including whether and to what extent to indemnify Mr. Pinkerton and Pinkerton Generator, both with respect to the continued cost of legal defense as well as for any damages actually incurred.

Due to the uncertain nature of all litigation and jury proceedings, our assessments of potential liability, if any, for defense, settlement, judgment or other costs relating to this litigation could vary significantly from the actual amounts, if any, as well as from the evaluation amounts determined by the panel of evaluators. The panel’s evaluation amounts are only relevant if the case settles in accordance with the case evaluation process, as to the likelihood of which we can make no prediction at this time. The evaluation amounts are not made known to a jury, nor are they otherwise considered in the jury’s deliberations or the trial process. Moreover, notwithstanding the decision of the case evaluators and Active Power’s decision to accept the evaluations applicable to it, Active Power continues to believe very strongly that the claims against it and the other defendants are wholly without merit. Therefore, Active Power has determined that, at this time, it is not appropriate to make any accruals with respect to this litigation. We are unable to estimate the range of potential liability at this time and strongly deny any liability. However, an adverse outcome in this litigation nonetheless could be material to us, whether such damages are assessed directly against Active Power itself or to Mr. Pinkerton and/or Pinkerton Generator should we either agree to indemnify them in whole or in part or if we are found to be liable in whole or in part for any liability they may incur.

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss—as reported	$(5,624)	$(6,324)
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	17	33
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(1,214)	(1,673)

Pro forma net loss	$(6,821)	$(7,964)

Earnings per share
Basic and diluted—as reported	$(0.13)	$(0.15)
Basic and diluted—pro forma	$(0.16)	$(0.19)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K for the year ended December 31, 2003. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors That May Affect Future Results” below for a discussion of items that may affect our future results.

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

Since 1996, we have focused our efforts and financial resources primarily on the design and development of our CleanSource line of power quality products and on establishing effective distribution channels to market our two current products, CleanSource DC and CleanSource UPS. As of March 31, 2004, we had generated an accumulated deficit of $135.6 million and we expect to continue to sustain operating losses for the next several quarters. Prior to our initial public offering, we funded our operations primarily through sales of shares of our preferred stock, which resulted in gross proceeds of $42.6 million. Based on the current spending levels and expectations in our current business plan, we believe the proceeds from our August 2000 initial public offering, $138.4 million net of commissions and issuance costs, cash balances on hand prior to August 2000, and cash from product revenue and development contracts will be sufficient to meet our cash requirements through the next 24 months. Our cash and investments position at March 31, 2004 was $67.8 million.

Due to a slow down in the global economy during the first half of 2003, and in particular spending on capital equipment, our product revenue in 2003 decreased 6% from 2002. Beginning in the second half of 2003 the business environment for capital spending began to improve. Revenues for the first three months of 2004 increased 35% from the fourth quarter of 2003 and 99% from the first quarter of 2003, due in part to the economic recovery. We have also benefited from the new product launches of our 65 to 150 kVA and 1200 kVA UPS products since the second half of 2003. We are also beginning to see opportunities at government facilities and from industrial manufacturers in countries not served by our OEM distributors to provide customers with a complete power quality solution, which can include third party equipment such as gensets and transfer switches, our UPS systems, installation services, and maintenance services.

Since early 2003 we have focused additional efforts on developing a direct sales channel to augment our OEM channels to market. The development of this channel is continuing in 2004. We expect the above factors to continue having a positive impact on sales throughout 2004. However, our sales growth can be impacted by many factors including, the market adoption rate for new technology in the power quality equipment market, product performance, competition, and general economic conditions, which impact the market for capital equipment.

Our 2004 product development efforts continue to be focused on two areas, the paralleling of our 1200 kVA UPS product to provide up to a 3600 kVA UPS solution, and a battery-free extended runtime product. These products can open up new market opportunities for us. We expect to ship a paralleled 1200 kVA system by the second half of 2004 and ship an alpha unit of our extended runtime product by year end.

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

Inventories

We state inventories at the lower of cost or market, using the first-in-first-out-method. If actual future demand or market conditions are less favorable than those projected by management, or if product design changes result in excess or obsolete components beyond current expectations, additional inventory write-downs may be required. We evaluate our inventory valuation on a quarterly basis.

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

Revenue Recognition

In general, revenue is recognized when title has transferred as stipulated by the delivery terms in the sales contract. In addition, prior to revenue recognition we require persuasive evidence of the arrangement that the price is fixed or determinable, and that collectibility is reasonably assured.

We also offer various services to customers depending on the type of product the customer has purchased, which may include on-site services, or installation and integration services. Such services are not essential to the functionality of the delivered product. Revenue for services is recognized at the time services are provided, or is deferred and recognized over the service period (where applicable). When products and services are contracted under a single arrangement, we allocate the total sales price to the multiple deliverables based on their relative fair values. The fair value of our equipment is based on our average historical selling prices, while the fair value of services is based upon the rates that we charge customers in separately negotiated transactions or based on the market price an independent third party would charge to provide these services. To date our service revenues have not been significant. Development funding revenue is recognized as we achieve development milestones specified in the respective agreements. Revenue associated with the sale of extended warranties is recognized ratably over the contract period.

Results of Operations

Product revenue. Product revenue primarily consists of sales of our CleanSource power quality products. The following table summarizes for the periods indicated, a quarter-over-quarter comparison of our product revenue:

($ in thousands)	Three months ended March 31,		Variance 2004 vs. 2003
	2004	2003	$	%
Product revenue	$3,240	$1,625	$1,615	99%

The increase in product revenue in the first quarter of 2004 as compared to the first quarter of 2003 was attributable in large part to an improving global economy and continued success into emerging industrial markets with poor power quality. In addition, we benefited from sales of our 65 to 150 kVA products that we launched in the second half of 2003 and from a higher level of system sales, which typically include third party equipment, and installation and start-up services.

Stocking units at our primary OEM distributor, Caterpillar and its dealer network, declined sequentially by approximately $1 million, or 15%, during the first three months of 2004. Although we have no obligations to our OEM customers for the products that they hold in their inventory, a significant reduction in our OEM customers’ product levels would negatively impact our future sales. We are working closely with our OEM customers to sell these stocking orders over time. We expect current channel inventory to continue to decline throughout 2004, and for our OEM customers to maintain an appropriate level of stocking units to enable them to respond quickly to time-sensitive customer orders.

The average selling price of our base products remained relatively flat in the first quarter of 2004 as compared to the first quarter of 2003. Our sales prices will vary depending on the power levels of the products sold, quantity and the type of options purchased by the customers during a particular fiscal period. New product sales of our 65 to 150 kVA and 1200 kVA systems, which we introduced in 2003, accounted for approximately 21% of our product revenue in the first fiscal quarter of 2004. Based on initial customer feedback, we expect sales of these products, and in particular our 1200 kVA system, to increase in the second half of 2004 and to become a larger percentage of our overall product revenue. Sales of Active Power branded products through our direct and manufacturer’s representatives channels increased from 27% of our product revenues in the first quarter of 2003 to 44% of our product revenues in the first quarter of 2004. We believe sales of our Active Power branded products to government facilities and industrial customers in regions not previously covered by our OEMs will continue to increase over time and will become a larger percentage of our total product revenue. International product revenue increased from approximately 42% in the first quarter of 2003 to approximately 50% of product revenues in the first quarter of 2004. Our products perform well in harsh environments where power quality is particularly poor, which makes them a good fit for industrial countries with a poor power infrastructure. Due to the large size of some of our customer orders relative to our current revenue levels, our quarterly revenue trend can be uneven as these orders ship in various periods.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The following table summarizes for the periods indicated, a quarter-over-quarter comparison of our cost of product revenue:

($ in thousands)	Three months ended March 31,		Variance 2004 vs. 2003
	2004	2003	$	%
Cost of product revenue	$3,821	$3,292	$529	16%
Percent of total product revenue	118%	203%

The increase in cost of product revenue in the first quarter of 2004 as compared to the first quarter of 2003 was primarily attributable to higher product sales. The percentage of cost of product revenue in relation to total product revenue, which we refer to as our product gross margin/(loss) percentage, while still negative, improved by 85% in the first quarter of 2004 from the first quarter of 2003 due to lower product costs as a result of our engineering-driven cost reductions and a decrease in our direct and indirect manufacturing capacity and spending levels. Two offsetting items also affected product costs and gross margins/(loss) in the first quarter of 2004. First, we sold several units that had been previously written down as potentially excess inventory. As a result, our cost of product revenue improved by approximately $270,000 when compared to current standard costs. Second, we deferred $334,000 of revenue due to a 20% performance guarantee, which is a part of a particular customer sales agreement we entered into during the fourth quarter of 2003. Because of the uncertainties of this performance guarantee, we recognized only 80% of the revenue for this sales agreement and 100% of the cost during the quarter, which negatively affected our gross margin. We expect that the performance guarantee will be satisfied in the fourth quarter of 2004 at which point we will recognize the revenue deferred, thereby improving our gross margin for that quarter.

During 2001 we expanded our manufacturing capacity by increasing our manufacturing facilities in anticipation of future demand for our products. This significantly increased our fixed manufacturing expense base, and when demand for our products failed to develop as we anticipated due to the economic slowdown in capital equipment spending in 2002 and the first half of 2003, we took steps to reduce direct and indirect manufacturing capacity and spending levels, including a 30% reduction in manufacturing staffing levels implemented in October of 2002 and a subsequent 42% reduction in April 2003. We continue to work on reducing our product costs and we believe that we will reach gross margin break even at approximately $5 million in quarterly product revenue. Items that could impact our ability to improve our gross margin include pricing discounts and customer incentives, product mix, currency fluctuations, and variations in our manufacturing cost and productivity.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. The following table summarizes for the periods indicated, a quarter-over-quarter comparison of our research and development expense:

($ in thousands)	Three months ended March 31,		Variance 2004 vs. 2003
	2004	2003	$	%
Research and development	$2,353	$2,541	$(188)	(7)%
Percent of total product revenue	73%	156%

The decrease in research and development expense in the first quarter of 2004 as compared to the first quarter of 2003 was attributable to the reduction of personnel in April 2003. Additionally, we have spent significantly less on outside research and development services since early 2003. We believe that research and development expenses will increase by an approximate range of $500,000 to $1 million for the full year 2004 as spending on our extended runtime product development begins to increase, particularly in the second half of 2004 as we build several alpha units for customer evaluation.

Selling, general and administrative. Selling, general and administrative expense is primarily comprised of compensation and related costs for sales, service, marketing and administrative personnel, selling and marketing expenses, professional fees, and bad debt costs. The following table summarizes for the periods indicated, a quarter-over-quarter comparison of our selling, general and administrative expense:

($ in thousands)	Three months ended March 31,		Variance 2004 vs. 2003
	2004	2003	$	%
Selling, general and administrative	$3,009	$2,706	$303	11%
Percent of total product revenue	93%	167%

The increase in selling, general and administrative expense in the first quarter of 2004 as compared to the first quarter of 2003 was attributable to a significant increase in legal expenses related to our ongoing litigation, described in “Legal Proceedings” in Part II, Item 1 below. We believe that selling, general and administrative expense will increase by an approximate range of $750,000 to $1 million for the full year 2004 as compared to 2003 due primarily to increased legal expenses associated with this litigation. Legal fees associated with this litigation were approximately $500,000 in the first quarter of 2004. Unless the case settles, we estimate that legal expenses will remain at approximately this level, or perhaps increase from this level, for the next two quarters as we prepare for a trial expected later this year.

Interest income. The following table summarizes the quarterly change in our interest income:

($ in thousands)	Three months ended March 31,		Variance 2004 vs. 2003
	2004	2003	$	%
Interest income	$397	$619	$(222)	(36)%

The first quarter of 2004 decrease in interest income from the first quarter of 2003 is attributable to a decrease in our average cash and investments balances and to a lower interest rate earned on our investments due to a continued decline in U.S. interest rates.

Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2004 consisted of $67.8 million of cash and investments. We have primarily funded our operations through our initial public offering in August 2000, resulting in net proceeds of $138.4 million, sales of shares of our preferred stock, which have resulted in gross proceeds of approximately $42.6 million, as well as $10 million in development funding received from Caterpillar since 1999, and our product revenue. The following table summarizes the yearly changes in cash used in operating activities:

($ in thousands)	Three months ended March 31,		Variance 2004 vs. 2003
	2004	2003	$	%
Cash used in operating activities	$(4,563)	$(4,830)	$267	6%

The decrease in cash used in the first quarter of 2004 was attributable to a lower net loss, which was primarily driven by our lower operating expenses in first quarter of 2004 as compared to the first quarter of 2003. We expect cash usage in 2004 to be flat to slightly down from 2003 as we continue to position the company for future growth by funding product development, sales and marketing activities, OEM customer support, and manufacturing operations at levels higher than what can be self funded through current product sales.

Capital expenditures were $63,000 in the first quarter of 2004 compared to $591,000 in the first quarter of 2003. In the first quarter of 2003 our expenditures were principally for the leasehold improvements associated with the consolidation of our sales and marketing and administrative groups into our manufacturing facility, as well as additional engineering lab equipment, and computer equipment and software for general corporate purposes. In the first quarter of 2004 our expenditures were principally for general corporate purposes. We expect capital expenditures to range from $1 to $2 million for the balance of the year to support our development efforts on our extended run-time product and 1200 kVA paralleling project.

In addition to other cash used in our business, the outcome of the litigation described under “Legal Proceedings” below in this report may require additional cash, whether to fund additional legal expenses or to pay any settlement or damages, as to which amounts we are unable to estimate at this time.

We believe our existing cash and investments balances at March 31, 2004 will be sufficient to meet our cash requirements through the next 24 months, although we might elect to seek additional funding prior to that time. Beyond the next 24 months, our cash requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES,

AN INTERPRETATION OF ARB NO. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Company’s financial statements from potential VIEs entered into after January 31, 2003 or from the adoption of the deferred provisions in the first quarter of 2004.

Quantitative and Qualitative Disclosures About Market Risk

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by $678,000.

Our international sales are made primarily in U.S. dollars. Those sales in currencies other than U.S. dollars can result in translation gains and losses. Currently, we do not engage in hedging activities for our international operations. However, we may engage in hedging activities in the future.

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 1 – “Business – Risk Factors that May Affect Future Results” below. Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

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

We have incurred operating losses since our inception and expect to continue to incur losses for the next several quarters. As of March 31, 2004, we had an accumulated deficit of $135.6 million. To date, we have funded our operations principally through the sale of our stock, as well as our product revenue and $10.0 million in development funding payments from Caterpillar. We will need to generate significant additional revenue to achieve profitability, and we cannot assure you that we will ever realize additional revenue at such levels. We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our product revenue after costs, and, as a result, we expect to continue to incur losses for the next several quarters.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenue and may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

We have generated a total of $50.0 million in product revenue since January 1, 1998, with approximately $3.2 million generated in the three months ended March 31, 2004. We are uncertain whether our products will achieve market acceptance such that our revenue will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses, if desired, in a timely manner to offset any revenue shortfall. If our revenue does not increase as anticipated, we will continue to incur significant losses.

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

Our product revenue, expense and quarterly operating results have varied in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. As a result you should not rely on our operating results during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. These factors include, among others:

•	the timing of orders from our customers and the possibility that these customers may change their order requirements with little or no advance notice to us;

•	the large size of some of our customer orders relative to our current revenue levels;

•	the rate of adoption of our flywheel-based energy storage system as an alternative to lead-acid batteries;

•	the deferral of customer orders in anticipation of new products from us or other providers of power quality systems;

•	the ongoing need for short-term power outage protection in traditional UPS systems;

•	the uncertainty regarding the adoption of our current and future products, including the CleanSource UPS and CleanSource2 DC products, as well as our other products which are currently under development;

•	the rate of growth of the markets for our products;

•	changes in accounting rules, such as recording expenses for employee stock option grants; and
•	other risks described below.

There is a substantial amount of product held as inventory by several of our OEM customers. If these OEMs fill their orders from existing stock instead of our factory, our revenue will suffer.

Several OEMs purchased a substantial number of our CleanSource DC and UPS systems during 2001, many of which have remained in those OEMs’ inventories rather than being sold to end-user customers. As these OEMs fill some of their orders with existing inventory stock, rather than placing orders with us, our revenue will suffer for the next several fiscal quarters until this inventory held by these OEMs is reduced.

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations.

The percentage of our product revenue derived from customers located outside of the United States was 48% in 2003, 37% in 2002 and 13% in 2001. In the first three months of 2004, this percentage was 50%. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

•	increased complexity and costs of managing international operations;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws, regulations and tax schemes;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	political, military and economic instability, including possible effects of terrorism

•	currency fluctuations; and

•	greater difficulty in hiring qualified personnel, including technical sales and applications engineers.

To date, the majority of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering our products less competitive.

Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in and surrounding Iraq and Afghanistan, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate as a result of the ongoing geopolitical turmoil or otherwise, we may continue to experience material adverse impacts on our business, operating results, and financial condition as a consequence of the above factors or otherwise.

We are involved in litigation that has been both costly and has caused the diversion of management’s time and attention. In the event that we or Mr. Pinkerton are not successful in defending ourselves in this litigation, our business could be significantly and adversely harmed.

We, along with Joseph F. Pinkerton, III, our chairman and chief executive officer, were named in a lawsuit alleging a breach of contract and unjust enrichment against Mr. Pinkerton and the tortious interference with a business relationship against Active Power that we describe in further detail in “Legal Proceedings” in Part II, Item 1 below. This has caused our management to spend a significant portion of their time involved in activities relating to the litigation. We have incurred approximately $1.7 million of expenses to defend this lawsuit and we anticipate significant future expenditures if this lawsuit goes to trial. In the event that either Active Power or Mr. Pinkerton is not successful in defending this litigation, we could be forced to pay substantial damages that could seriously harm our business.

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

The market for power quality products is evolving and it is difficult to predict its potential size or future growth rate. Most of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, have been reluctant or slow to adopt a new approach, particularly during a period of reduced capital expenditures. Moreover, our current products are alternatives to existing UPS and battery-based systems and may never be accepted by our customers or may be made obsolete by other advances in power quality technologies. Improvements may also be made to the existing alternatives to our products that could render them less desirable or obsolete. Furthermore, our business depends on capital expenditures by organizations, which tend to decrease when the U.S. or global economy slows. Our business suffered significantly as a result of the economic slowdown that continued through much of 2003. Our business will continue to suffer if the anticipated economic recovery is not realized and capital expenditures by our customers do not increase and stabilize.

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

If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the Cat UPS product is not successful, our business and financial prospects would likely suffer. During 2003, 2002 and 2001, Caterpillar and its dealer network accounted for 60%, 81% and 87% of our product revenue, respectively. During the first three months of 2004, Caterpillar and its dealer network accounted for 48%. Pursuant to our distribution agreement with Caterpillar, they are the exclusive OEM distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units. Through March 31, 2004, pursuant to our development agreements Caterpillar has provided us with $10.0 million in funding to support the development of the Cat UPS product line and other development efforts. In exchange for these payments, Caterpillar received co-ownership of the proprietary rights in this product. Either Caterpillar or we may license to others the intellectual property that we jointly own without seeking the consent of the other, and the licensing party will solely retain all licensing revenue generated by licensing this intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. Caterpillar may terminate this agreement at any time by giving us 90 days advance written notice.

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

To assure the availability of our products to our customers, we outsource the manufacturing of components prior to the receipt of purchase orders from customers based on their forecasts of their product needs and internal product sales revenue forecasts. However, these forecasts do not represent binding purchase commitments and we do not recognize revenue for such products until the product is shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. As demand for our products may not materialize, this product delivery method subjects us to increased risks of high inventory carrying costs, excess and obsolescence, and may increase our operating costs. In addition, we may from time to time make design changes to our products, which could lead to obsolescence of inventory.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. In particular, we believe that our future success is highly dependent on Joseph F. Pinkerton, III, our founder, chief executive officer and president. There is a limited supply of skilled employees in the power quality marketplace. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain our other key employees, all of whom have been granted stock options. The decline in our stock price since our IPO has resulted in a substantial number of “underwater” stock options, which may cause certain of our employees to seek employment elsewhere as a result of this decreased financial incentive. In April 2003, we reduced our workforce throughout all of our departments. If we experience significant demand for our products in the near term, we may have difficulty hiring and training qualified new employees to meet this demand. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace departing employees, our operations and new product development may suffer. Further, an adverse outcome or adverse developments in the ongoing litigation in which the company and Mr. Pinkerton are joint defendants could cause conflicts to arise in our relationship with Mr. Pinkerton or otherwise adversely affect our relationship with Mr. Pinkerton.

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

There are many companies that are developing flywheel-based energy storage systems and flywheel-based power quality systems. We also compete indirectly with companies that are developing other types of power technologies, such as high-speed composite flywheels and ultra capacitors.

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

In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. In addition to our current litigation, we may become involved in additional litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings, including the current lawsuit in which we are named as a defendant, could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

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

Provisions of our certificate of incorporation and bylaws could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable. Additionally, in December of 2001 our board of directors approved a stockholder rights plan, which would require a potential acquirer to negotiate directly with our board of directors regarding any planned acquisition. We also are subject to the anti-takeover laws of the State of Delaware, which may further discourage, delay or prevent someone from acquiring or merging with us. In addition, our agreement with Caterpillar for the distribution of CleanSource UPS provides that Caterpillar may terminate the agreement in the event we are acquired or undergo a change in control. The possible loss of our most significant customer could be a significant deterrent to possible acquirers and may substantially limit the number of possible acquirers. All of these factors may decrease the likelihood that we would be acquired, which may depress the market price of our common stock.

Volatility in our stock price could result in claims against us.

Historically the market price of our common stock has fluctuated significantly. Since January 1, 2003 the sales prices of our common stock have ranged from $0.98 to $4.28. The market price of our common stock can be expected to fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This information is included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Quantitative and Qualitative Disclosures About Market Risk” in Item 2 above. Such information is incorporated by reference herein.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on their evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2004 (a date within 90 days of the filing of this Quarterly Report on Form 10-Q) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ACTIVE POWER, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On March 25, 2002, we, along with Joseph F. Pinkerton, III, our chairman, president and chief executive officer, Pinkerton Generator, Inc. (a corporation in which Mr. Pinkerton was an officer, director and the primary shareholder), and Caterpillar Inc. were named as defendants in a complaint filed in Michigan state court in the Circuit Court for the County of Wayne. The plaintiffs, currently listed as Magnex Corporation, White Enigma, LLC and their individual principals, were originally seeking unspecified damages for: alleged breach of a joint venture agreement dated June 23, 1989, which was entered into by and among Pinkerton Generator, Inc., Magnex Corp. and Enigma Corp.; breach of fiduciary duties; misappropriation of trade secrets; and the commission of other torts relating to this joint venture. Neither Active Power nor any of its predecessors in interest was a party to the joint venture agreement that is the subject of the litigation.

A First Amended Complaint was filed on April 16, 2002. Plaintiffs filed a Second Amended Complaint on June 3, 2003, and a Third Amended Complaint on November 14, 2003. Caterpillar has been dismissed from the case. Only two causes of action remain against Mr. Pinkerton and Pinkerton Generator, Inc.: breach of contract and unjust enrichment. Only one cause of action remains against Active Power: tortious interference with a business relationship.

The discovery phase of this litigation has concluded. On April 8, 2004 the parties participated in mediation and a court-mandated case evaluation in Detroit, Michigan. The case did not settle during the mediation. In the case evaluation, a panel of three attorneys – one of whom was selected by the plaintiffs, one of whom was selected by the defendants and one of whom was independent – made an evaluation of the dollar amount, broken down by cause of action for each plaintiff against each defendant, for which they believe the case should settle.

This evaluation award is non-binding on the parties, unless both parties accept the evaluation award. However, should a party refuse to settle for the evaluated amount and the other party accept the evaluation amount, the refusing party will be responsible for all attorney fees incurred by the accepting party from the evaluation date through trial unless the refusing party “beats” the evaluation amount by at least 10% following a full trial on the merits.

While we are unable to estimate the range of potential liability at this time and strongly deny any liability, an adverse outcome in this litigation nonetheless could be material to us, whether such damages are assessed directly against Active Power itself or to Mr. Pinkerton and/or Pinkerton Generator should we either agree to indemnify them in whole or in part or if we are found to be liable in whole or in part for any liability they may incur. On April 8, 2004, the panel of evaluators determined evaluation amounts against Active Power of $280,000 for Bergeron/White Enigma, LLC and $220,000 for Hodges/Magnex Corporation, for a total amount of $500,000. While Active Power continues to believe that this case is without merit, and will vigorously defend itself from these claims, due to the inherent uncertainty of litigation, we have accepted our evaluation amounts to eliminate the risk of being responsible for the plaintiffs’ attorneys fees and to potentially avoid the expenses and risks associated with a jury trial of the claims against Active Power. We have not received any indication to date whether the plaintiffs will accept the amount of this evaluation, thereby settling the case against us. Failure by the plaintiffs to accept the evaluation would constitute rejection.

Our board created a special litigation committee consisting of independent directors to assist the full board in monitoring and assessing and creating strategy with respect to this litigation. The special committee has authority, among other things, to engage its own legal and other advisers, and to recommend litigation and settlement strategy to the full board. Because the board determined, among other things, that the interests of Active Power and Mr. Pinkerton were aligned, Active Power has borne all legal fees and other defense costs relating to this litigation to date (including those relating to Caterpillar pursuant to an indemnity agreement). The special committee regularly evaluates this position. The special committee is also assessing whether and to what extent Active Power should continue to bear defense, settlement, judgment or other costs relating to this litigation, including whether and to what extent to indemnify Mr. Pinkerton and Pinkerton Generator, both with respect to the continued cost of legal defense as well as for any damages actually incurred.

Due to the uncertain nature of all litigation and jury proceedings, our assessments of potential liability, if any, for defense, settlement, judgment or other costs relating to this litigation could vary significantly from the actual amounts, if any, as well as from the evaluation amounts determined by the panel of evaluators. The panel’s evaluation amounts are only relevant if the case settles in accordance with the case evaluation process, as to the likelihood of which we can make no prediction at this time. The evaluation amounts are not made known to a jury, nor are they otherwise considered in the jury’s deliberations or the trial process. Moreover, notwithstanding the decision of the case evaluators and Active Power’s decision to accept the evaluations applicable to it, Active Power continues to believe very strongly that the claims against it and the other defendants are wholly without merit. Therefore, Active Power has determined that, at this time, it is not appropriate to make any accruals with respect to this litigation. We are unable to estimate the range of potential liability at this time and strongly deny any liability. However, an adverse outcome in this litigation nonetheless could be material to us, whether such damages are assessed directly against Active Power itself or to Mr. Pinkerton and/or Pinkerton Generator should we either agree to indemnify them in whole or in part or if we are found to be liable in whole or in part for any liability they may incur.

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities.

The Securities and Exchange Commission on August 7, 2000 declared effective our registration statement on Form S-1 (File No. 333-36946) relating to the initial public offering of our common stock. As of March 31, 2004, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose. We also may apply a portion of the proceeds to the payment of cash dividends or for additional stock repurchases or other similar transactions.

We did not repurchase any of our equity securities during the first fiscal quarter of 2004.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

The following documents are filed as exhibits to this report:

31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer
31.2	Rule 13a-15(e)/15d-15(e) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

Reports	on Form 8-K

We furnished one report on Form 8-K during the quarter ended March 31, 2004.

Date Filed or Furnished	Item No.	Description
January 22, 2004	Item 12	On January 22, 2004, we announced the results of our operations for the fiscal quarter and year ended December 31, 2003.*

* The furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC. (Registrant)

April 28, 2004 (Date)	/s/ Joseph F. Pinkerton, III

Joseph F. Pinkerton, III Chairman of the Board, President and Chief Executive Officer

April 28, 2004 (Date)	/s/ David S. Gino

David S. Gino Chief Operating Officer, Vice President of Finance, Chief Financial Officer and Secretary (Principal Accounting Officer)