Form 10-Q
period 2004-06-30
ACTIVE POWER INC
filed 2004-07-28
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of common stock, par value of $0.001 per share, outstanding at June 30, 2004 was 42,462,685.

ACTIVE POWER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTIVE POWER, INC.

CONDENSED BALANCE SHEETS

(Thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$30,111	$28,438
Restricted cash	805	805
Short-term investments in marketable securities	10,876	21,763
Accounts receivable, net	2,093	1,528
Inventories	3,860	4,531
Prepaid expenses and other	1,397	1,404

Total current assets	49,142	58,469
Property and equipment, net	8,756	9,796
Intangible assets, net	781	838
Long-term investments in marketable securities	20,526	21,158

Total assets	$79,205	$90,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,735	$1,694
Accrued expenses	3,054	3,323
Deferred revenue	1,068	184

Total liabilities	5,857	5,201
Stockholders’ equity:
Common Stock	42	42
Treasury stock	(2)	(2)
Deferred stock compensation	—	(34)
Additional paid-in capital	215,367	214,993
Accumulated deficit	(141,735)	(130,018)
Other accumulated comprehensive income	(324)	79

Total stockholders’ equity	73,348	85,060

Total liabilities and stockholders’ equity	$79,205	$90,261

See accompanying notes.

ACTIVE POWER, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$3,715	$1,871	$6,955	$3,496
Operating expenses:
Cost of revenue	4,651	2,881	8,472	6,172
Research and development	2,271	2,352	4,624	4,894
Selling, general & administrative	3,202	2,910	6,211	5,616
Amortization of deferred stock compensation	17	33	34	66

Total operating expenses	10,141	8,176	19,341	16,748

Operating loss	(6,426)	(6,305)	(12,386)	(13,252)
Interest income	272	387	669	1,006
Other income (expense)	61	(15)	—	(11)

Net loss	$(6,093)	$(5,933)	$(11,717)	$(12,257)

Net loss per share, basic & diluted	$(0.14)	$(0.14)	$(0.28)	$(0.29)
Shares used in computing net loss per share, basic & diluted	42,375	41,861	42,304	41,805

Comprehensive loss:
Net loss	$(6,093)	$(5,933)	$(11,717)	$(12,257)
Unrealized gain (loss) on investments in marketable securities	(431)	(88)	(403)	(206)

Comprehensive loss	$(6,524)	$(6,021)	$(12,120)	$(12,463)

See accompanying notes.

ACTIVE POWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net loss	$(11,717)	$(12,257)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,234	1,218
Accretion of premium / discount	72	28
Amortization of deferred stock compensation	34	66
Changes in operating assets and liabilities:
Accounts receivable, net	(565)	(38)
Inventories	671	1,803
Prepaid expenses and other assets	7	181
Accounts payable	41	350
Accrued expenses	(269)	(232)
Deferred revenue	884	150

Net cash used in operating activities	(9,608)	(8,731)

Investing activities
Purchases of investments	(11,580)	(19,350)
Sales/Maturities of investments	22,624	9,925
Purchases of property and equipment	(137)	(627)

Net cash provided by (used in) investing activities	10,907	(10,052)

Financing activities
Net proceeds from issuance of common stock	374	247

Net cash provided by financing activities	374	247

Change in cash and cash equivalents	1,673	(18,536)
Cash and cash equivalents, beginning of period	29,243	62,934

Cash and cash equivalents, end of period	$30,916	$44,398

See accompanying notes.

Active Power, Inc.

Notes to Financial Statements

June 30, 2004

(unaudited)

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

3. Inventory

Active Power states inventories at the lower of cost or market, using the first-in-first-out-method. Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$1,715	$1,799
Work in process and finished goods	2,145	2,732

Total Inventories	$3,860	$4,531

4. Capital Structure

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(6,093)	$(5,933)	$(11,717)	$(12,257)

Basic and diluted:
Weighted-average shares of common stock outstanding	42,375	41,877	42,306	41,824
Weighted-average shares of common stock subject to repurchase	—	(16)	(2)	(19)

Shares used in computing net loss per share, basic and diluted	42,375	41,861	42,304	41,805

Net loss per share, basic and diluted	$(0.14)	$(0.14)	$(0.28)	$(0.29)

Active Power’s calculation of diluted loss per share excludes 5,049,048 and 4,361,914 shares of common stock issuable upon exercise of employee stock options as of June 30, 2004 and 2003, respectively, because inclusion would be antidilutive.

5. Legal Proceedings

Magnex Corp, et al. v. Joseph Pinkerton et al.

On March 25, 2002, we, along with Joseph F. Pinkerton, III, our chairman, president and chief executive officer, Pinkerton Generator, Inc. (a corporation in which Mr. Pinkerton was an officer, director and the primary shareholder), and Caterpillar Inc. were named as defendants in a complaint filed in Michigan state court in the Circuit Court for the County of Wayne. The plaintiffs, currently listed as Magnex Corp., White Enigma, LLC and their individual principals (Paul Hodges and Randy Bergeron, respectively), were originally seeking unspecified damages for: alleged breach of a joint venture agreement dated June 23, 1989, which was entered into by and among Pinkerton Generator, Inc., Magnex Corp. and Enigma Corp.; breach of fiduciary duties; misappropriation of trade secrets; and the commission of other torts relating to this joint venture. Neither Active Power nor any of its predecessors in interest was a party to the joint venture agreement that is the subject of the litigation.

A First Amended Complaint was filed on April 16, 2002. The plaintiffs filed a Second Amended Complaint on June 3, 2003, and a Third Amended Complaint on November 14, 2003. Caterpillar has been dismissed from the case. Only two causes of action remain against Mr. Pinkerton and Pinkerton Generator, Inc.: breach of contract and unjust enrichment. Only one cause of action remains against Active Power: tortious interference with a business relationship.

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

On April 8, 2004, the panel of evaluators determined evaluation amounts against Active Power of $280,000 for Bergeron/White Enigma, LLC and $220,000 for Hodges/Magnex Corporation, for a total amount of $500,000. Active Power accepted both of these evaluation amounts. Bergeron/White Enigma, LLC accepted its evaluation amount and, therefore, settled that portion of the case for $280,000. This settlement amount is included in the selling, general and administrative section of our income statement for the three month period ended June 30, 2004. Hodges/Magnex Corporation rejected their respective evaluation amount. A trial date for the unresolved claims against Active Power and Mr. Pinkerton has been set for August 16, 2004 in Detroit, Michigan. While we are unable to estimate the range of potential liability at this time and strongly deny any liability, an adverse outcome in this litigation nonetheless could be material to us, whether such damages are assessed directly against Active Power itself or to Mr. Pinkerton and/or Pinkerton Generator should we either agree to indemnify Mr. Pinkerton and /or Pinkerton Generator in whole or in part or if we are found to be liable in whole or in part for any liability Mr. Pinkerton and/or Pinkerton Generator may incur.

Our board created a special litigation committee consisting of independent directors to assist the full board in monitoring and assessing and creating strategy with respect to this litigation. The special committee has authority to, among other things, engage its own legal and other advisers, and to recommend litigation and settlement strategy to the full board. The committee has engaged outside independent counsel to advise the committee regarding this litigation. Because the board determined, among other things, that the interests of Active Power and Mr. Pinkerton were aligned, Active Power has borne all legal fees and other defense costs relating to this litigation to date (including those relating to Caterpillar pursuant to an indemnity agreement). The special committee regularly evaluates this position. The special committee is also assessing whether and to what extent Active Power should continue to bear defense, settlement, judgment or other costs relating to this litigation, including whether and to what extent to indemnify Mr. Pinkerton and Pinkerton Generator, both with respect to the continued cost of legal defense as well as for any damages actually incurred.

Due to the uncertain nature of all litigation and jury proceedings, our assessments of potential liability, if any, for defense, settlement, judgment or other costs relating to this litigation could vary significantly from the actual amounts, if any, as well as from the evaluation amounts determined by the panel of evaluators. The evaluation amounts are not made known to a jury, nor are they otherwise considered in the jury’s deliberations or the trial process. Moreover, notwithstanding the decision of the case evaluators and Active Power’s decision to accept the evaluations applicable to it, Active Power continues to believe very strongly that the claims against it and the other defendants are wholly without merit. Therefore, Active Power has determined that, at this time, it is not appropriate to make any accruals with respect to this litigation. We are unable to estimate the range of potential liability at this time and strongly deny any liability. However, an adverse outcome in this litigation nonetheless could be material to us, whether such damages are assessed directly against Active Power itself or to Mr. Pinkerton and/or Pinkerton Generator should we either agree to indemnify Mr. Pinkerton and/or Pinkerton Generator in whole or in part or if we are found to be liable in whole or in part for any liability Mr. Pinkerton and/or Pinkerton Generator may incur.

Active Power, Inc., et al. v. Greenwich Insurance Company

On July 16, 2004 Active Power filed a lawsuit against Greenwich Insurance Company seeking coverage under an insurance policy providing for management liability and company reimbursement coverage in connection with the Magnex litigation described above. The case seeks a declaratory judgment that Active Power is entitled to coverage under its policy with Greenwich Insurance Company and also alleges breach of contract for Greenwich’s failure to fulfill its contractual obligations under the policy. This case was filed in the Travis County District Court, in Texas state court. Defendant in this case has yet to respond to the original petition.

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss – as reported	$(6,093)	$(5,933)	$(11,717)	$(12,257)
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	17	33	34	66
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(1,195)	(1,482)	(2,409)	(3,102)

Pro forma net loss	$(7,271)	$(7,382)	$(14,092)	$(15,293)

Earnings per share
Basic and diluted - as reported	$(0.14)	$(0.14)	$(0.28)	$(0.29)
Basic and diluted – pro forma	$(0.17)	$(0.18)	$(0.33)	$(0.37)

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

Overview

We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today’s digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for the lead-acid batteries used in conventional power quality installations. Our first commercial product was a battery-free DC system (CleanSource DC) that is compatible with all major UPS brands. Leveraging our expertise in this technology, we have developed a battery-free uninterruptible power supply (UPS). We currently sell our CleanSource UPS through Caterpillar under the Caterpillar brand name, Cat® UPS. We distribute many of our products through a variety of channels including OEMs and independent power quality representatives to maximize market coverage and penetration. Our products are sold for use in the facilities of companies across many different industries that all share a critical need for reliable, high-quality power, such as broadcasters, hospitals, credit card processing centers, semiconductor manufacturers, airports, plastics manufacturers, data centers and electric utilities. Sales have been spread across many different countries/regions of the world. Our products perform well in harsh environments where power quality is particularly poor, which makes them a good fit for industrial companies in countries with a poor power infrastructure.

Since 1996, we have focused our efforts and financial resources primarily on the design and development of our CleanSource line of power quality products and on establishing effective distribution channels to market our two current products, CleanSource DC and CleanSource UPS. As of June 30, 2004, we had generated an accumulated deficit of $141.7 million and we expect to continue to sustain operating losses for the next several quarters. Prior to our initial public offering, we funded our operations primarily through sales of shares of our preferred stock, which resulted in gross proceeds of $42.6 million. Based on the current spending levels and expectations in our current business plan, we believe the proceeds from our August 2000 initial public offering, $138.4 million net of commissions and issuance costs, cash balances on hand prior to August 2000, and cash from revenue and development contracts will be sufficient to meet our cash requirements through the next 24 months. Our cash and investments position at June 30, 2004 was $62.3 million.

Due to a slow down in the global economy during the first half of 2003, and in particular spending on capital equipment, our revenue in 2003 decreased 6% from 2002. Beginning in the second half of 2003 we began to experience an increase in the demand for our products. Revenues in the first half of 2004 were up 99% over the same period in 2003 primarily due to:

•	sales of new products (65 to 150 kVA and 1200 kVA UPS) launched in the second half of 2003;

•	opportunities with industrial manufacturing facilities in countries with poor power infrastructures and from government facilities to provide customers with a complete power quality solutions, also known as continuous power systems (CPS), which generally include our UPS systems and project revenue, derived from sourcing third party equipment such as gensets and transfer switches, and also providing installation and start-up services; and

•	broadened channels to market through independent power quality representatives and sales agents in countries and regions not previously covered by our OEMs.

We expect the above factors to continue to have a positive impact on sales throughout 2004. However, our sales growth can be impacted by many factors including, the market adoption rate for new technology in the power quality equipment market, product performance, competition, and general economic conditions, which impact the market for capital equipment.

Our 2004 product development efforts continue to be focused on two areas, the paralleling of our 1200 kVA UPS product to provide up to a 3600 kVA UPS solution, and a battery-free extended runtime product. We believe these products can open up new market opportunities for us. We expect to ship alpha units of our extended runtime product by year end and a paralleled 1200 kVA system in early 2005.

Critical Accounting Policies and Estimates

The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. We believe the following critical accounting policies affect our more complex judgments and estimates.

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

We also offer various services to customers depending on the type of product the customer has purchased, which may include on-site services or installation and integration services. Such services are not essential to the functionality of the delivered product. Revenue for services is recognized at the time services are provided. When products and services are contracted under a single arrangement, we allocate the total sales price to the multiple deliverables based on their relative fair values. The fair value of our equipment is based on our average historical selling prices, while the fair value of services is based upon the rates that we charge customers in separately negotiated transactions or based on the market price an independent third party would charge to provide these services. To date our service revenues have not been significant. Revenue associated with the sale of extended warranties is recognized ratably over the contract period.

Results of Operations

Revenue. Revenue primarily consists of sales of our CleanSource power quality products. The following table summarizes a quarter and year-to-date comparison of our revenue from the same periods in the prior year:

($ in thousands)	Three months ended June 30,		Variance 2004 vs. 2003		Six months ended June 30,		Variance 2004 vs. 2003
	2004	2003	$	%	2004	2003	$	%
Revenue	$3,715	$1,871	$1,844	99%	$6,955	$3,496	$3,459	99%

The increase in revenue for the three and six month periods ending June 30, 2004 compared to the same periods in 2003 was primarily driven by our continued growth in emerging industrial markets with poor power quality, and the increased sales of our 65 – 150 kVA and 1200 kVA UPS products.

For the three month and six month periods ended June 30, 2004, we sold 37 and 78 flywheel units, respectively, compared to 28 and 51 flywheel units for the same periods in the prior year due to sales of our recently launched 65-150 kVA and 1200 kVA products. In addition to the increase in demand for our flywheel based products, for the three and six month periods ended June 30, 2004 we generated approximately $1.0 million and $1.3 million respectively in project revenue from two CPS sales which comprised installation and start-up services and third party equipment, CPS project revenue during these same periods in 2003 was less than $100,000. We believe that CPS system sales will continue to be a major component of our revenues throughout the remainder of 2004 and 2005.

The average selling price of our flywheel based systems has remained relatively flat for the three and six months ended June 30, 2004 when compared to the same periods in 2003. Our sales prices will vary depending on the power levels of the products sold, the quantity of units and the type of options purchased by our customers.

New product sales (consisting of our 65-150 kVA and 1200 kVA systems), which we introduced in the second half of 2003, accounted for approximately 18% and 19% of revenue for the three months and six months ended June 30, 2004. We expect sales of these products, and in particular our 1200 kVA system, to increase in the second half of 2004 and to become a larger component of our overall revenue.

Sales of Active Power branded products through our direct and manufacturer’s representatives channels increased to 34% in the second quarter of 2004 from 4% in the second quarter of 2003. We believe sales of our Active Power branded products to industrial customers in regions with poor power quality will continue to be a significant driver of revenue growth over the next several quarters. Due to the large size of some of our customer orders relative to our current revenue levels, our quarterly revenue trend can be uneven as these orders ship in various periods.

Based on our estimates stocking inventory at our primary OEM distributor, Caterpillar and its dealer network, dropped approximately $1.0 million sequentially in the second quarter of 2004 and has declined by approximately $2.0 million, or 25% since December 31, 2003. Although we have no obligations to our OEM customers for the products that they hold in their inventory, a significant reduction in our OEM customers’ product levels in any given quarter would negatively impact our sales for that quarter. We are working closely with our OEM customers to place these stocking orders over time. We expect current channel inventory to continue to decline throughout 2004, and for our OEM customers to maintain an appropriate level of stocking units to enable them to respond quickly to time-sensitive customer orders.

Cost of revenue. Cost of revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, shipping costs, warranty costs, the costs of manufacturing support functions such as logistics and quality assurance, and the costs of services and 3rd party equipment we provide. The following table summarizes a quarter and year-to-date comparison of our cost of revenue from the same periods in the prior year:

($ in thousands)	Three months ended June 30,		Variance 2004 vs. 2003		Six months ended June 30,		Variance 2004 vs. 2003
	2004	2003	$	%	2004	2003	$	%
Cost of revenue	$4,651	$2,881	$1,770	61%	$8,472	$6,172	$2,300	37%

Gross Margin/(Loss) Percentage	(25)%	(54)%			(22)%	(77)%

The increase in cost of revenue for the three and six month periods ending June 30, 2004 compared to the same periods in 2003 was primarily driven by higher product sales. Our gross margin/(loss), while still negative, improved by 29 and 55 percentage points, respectively, for the three and six month periods ending June 30, 2004 compared to the same periods last year primarily due to the following factors:

•	material cost reductions on component parts for our flywheel based products due to engineering-driven cost reductions, supplier pricing discounts associated with increased order quantities, and the engagement of several lower priced suppliers;

•	a decrease in our direct and indirect manufacturing capacity and spending levels in April 2003 through a 42% staffing reduction; and

•	the sale of several units in the first and second quarters of 2004 that had previously been written down as potentially excess or obsolete inventory. As a result, our cost of revenue benefited by approximately $270,000 in the first quarter and $113,000 in the second quarter.

Our gross margin improvements were reduced due to the following two items:

•	deferral of $334,000 and $207,000 of revenue in the first and second quarters of this year, respectively, due to a 20% performance guarantee as part of a customer sales agreement we entered into during the fourth quarter of 2003. Because of the uncertainties of this performance guarantee, we recognized only 80% of the revenue for this sales agreement and 100% of the cost during the first and second quarters of this year, which negatively affected our gross margin. We expect that the performance guarantee will be satisfied in the fourth quarter of 2004 at which point we will recognize the deferred revenue, thereby improving our gross margin for that quarter; and

•	project revenue from the CPS system sale of $1.0 million and $1.3 million for the three and six months ended June 30, 2004 was priced at the cost for which we purchased the components.

We continue to work on reducing our product costs and we believe that we can reach gross margin break even at approximately $5 million in quarterly revenue. Items that could impact our ability to improve our gross margin include pricing discounts and customer incentives, product mix including the level of project revenue from CPS system sales, currency fluctuations, and variations in our manufacturing cost and productivity.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. The following table summarizes a quarter and year-to-date comparison of our research and development expense from the same periods in the prior year:

($ in thousands)	Three months ended June 30,		Variance 2004 vs. 2003		Six months ended June 30,		Variance 2004 vs. 2003
	2004	2003	$	%	2004	2003	$	%
Research and development	$2,271	$2,352	$(81)	(3)%	$4,624	$4,894	$(270)	(6)%

Percent of revenue	61%	126%			67%	140%

The decrease in research and development expense for the three month period ended June 30, 2004 compared to the same period of 2003 remained relatively flat. For the six month period ending June 30, 2004 compared to the same period of 2003 the decrease is primarily attributable to a reduction in spending on outside research and development services. We believe that research and development expenses in the second half of 2004 will increase by an approximate range of $400,000 to $600,000 compared to the first half of 2004 as spending on our extended runtime product development increases, including expenses required to build several alpha units for customer evaluation.

Selling, general and administrative. Selling, general and administrative expense is primarily comprised of compensation and related costs for sales, service, marketing and administrative personnel, selling and marketing expenses, professional fees, and bad debt costs. The following table summarizes a quarter and year-to-date comparison of our selling, general and administrative expense from the same periods in the prior year:

($ in thousands)	Three months ended June 30,		Variance 2004 vs. 2003		Six months ended June 30,		Variance 2004 vs. 2003
	2004	2003	$	%	2004	2003	$	%
Selling, general & admin	$3,202	$2,910	$292	10%	$6,211	$5,616	$595	11%

Percent of revenue	86%	156%			89%	161%

The increase in selling, general and administrative expenses for the three and six month periods ended June 30, 2004 compared to the same periods of 2003 were primarily driven by a significant increase in legal expenses related to our ongoing litigation, described in “Legal Proceedings” in Part II, Item 1 below. Legal fees associated with this litigation were approximately $500,000 and $400,000 in the first quarter and second quarters of 2004, respectively. In addition our second quarter costs included a $280,000 settlement payment for one of the portions this litigation. We believe that selling, general and administrative expense will remain at second quarter spending levels as we continue to incur significant legal expenses to prepare for trial expected later this year.

Interest income. The following table summarizes a quarter and year-to-date comparison of interest income from the same periods in the prior year:

($ in thousands)	Three months ended June 30,		Variance 2004 vs. 2003		Six months ended June 30,		Variance 2004 vs. 2003
	2004	2003	$	%	2004	2003	$	%
Interest Income	$272	$387	$(115)	(30)%	$669	$1,006	$(337)	(34)%

The decrease in interest income over all periods presented is attributable to a decrease in our average cash and investments balances.

Liquidity and Capital Resources

Our principal sources of liquidity as of June 30, 2004 consisted of $62.3 million of cash and investments. We have primarily funded our operations through our initial public offering in August 2000, resulting in net proceeds of $138.4 million, sales of shares of our preferred stock, which resulted in gross proceeds of approximately $42.6 million, as well as $10 million in development funding received from Caterpillar since 1999, and our revenue. The following table summarizes the yearly changes in cash used in operating activities:

($ in thousands)	Six months ended June 30,		Variance 2004 vs. 2003
	2004	2003	$	%
Cash used in operating activities	$(9,608)	$(8,731)	$(877)	10%

The increase in cash consumed for operating activities was primarily due to increases in our working capital balance to support increased sales.

Capital expenditures were $137,000 in the first six months of 2004 for general corporate purposes including engineering equipment to support our advanced development efforts on our extended runtime product. Capital spending of $627,000 for the same period of 2003 was principally for leasehold improvements associated with the consolidation of our sales and marketing and administrative groups into our manufacturing facility, as well as additional engineering lab equipment, and computer equipment and software for general corporate purposes For the second half of 2004 we expect capital additions to be approximately $400,000 to $600,000 and for the first half of 2005 we expect expenditures to increase to a range of $1.0 to $1.5 million to support the production and testing of our high power 1200 kVA UPS systems in paralleled applications and the scale up our facilities for the production of our extended runtime product.

In addition to other cash used in our business, the outcome of the litigation described under “Legal Proceedings” below in this report may require additional cash in order to fund additional legal expenses or to pay any settlement or damages, as to which amounts we are unable to estimate at this time.

We believe our existing cash and investments balances at June 30, 2004 will be sufficient to meet our cash requirements through the next 24 months, although we might elect to seek additional funding prior to that time. Beyond the next 24 months, our cash requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

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

Quantitative and Qualitative Disclosures About Market Risk

We invest our cash in a variety of financial instruments, including bank time deposits, as well as, variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in interest bearing instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by $672,000.

Our international sales are made primarily in U.S. dollars. Those sales in currencies other than U.S. dollars can result in translation gains and losses, which have not been significant to date. Currently, we do not engage in hedging activities for our international operations. However, we may engage in hedging activities in the future.

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

We have incurred operating losses since our inception and expect to continue to incur losses for the next several quarters. As of June 30, 2004, we had an accumulated deficit of $141.7 million. To date, we have funded our operations principally through the sale of our stock, as well as our revenue and $10.0 million in development funding payments from Caterpillar. We will need to generate significant additional revenue to achieve profitability, and we cannot assure you that we will ever realize additional revenue at such levels. We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our revenue after costs, and, as a result, we expect to continue to incur losses for the next several quarters.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenue and may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

We have generated a total of $53.7 million in revenue since January 1, 1998, with approximately $3.7 million generated in the three months ended June 30, 2004. We are uncertain whether our products will achieve market acceptance such that our revenue will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses, if desired, in a timely manner to offset any revenue shortfall. If our revenue does not increase as anticipated, we will continue to incur significant losses.

Our quarterly operating results fluctuate and are difficult to predict, which could negatively impact the price of our stock.

Our revenue, expense and quarterly operating results have varied in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. As a result you should not rely on our operating results during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. These factors include, among others:

•	the timing of orders from our customers and the possibility that these customers may change their order requirements with little or no advance notice to us;

•	the large size of some of our customer orders relative to our current revenue levels;

•	the rate of adoption of our flywheel-based energy storage system as an alternative to lead-acid batteries;

•	the deferral of customer orders in anticipation of new products from us or other providers of power quality systems;

•	the ongoing need for short-term power outage protection in traditional UPS systems;

•	the uncertainty regarding the adoption of our current and future products, including the CleanSource UPS and CleanSource2 DC products, as well as our other products which are currently under development;

•	the rate of growth of the markets for our products;

•	changes in accounting rules, such as recording expenses for employee stock option grants; and

•	other risks described herein.

We are involved in litigation that has been both costly and has caused the diversion of management’s time and attention. In the event that we or Mr. Pinkerton are not successful in defending ourselves in this litigation, our business could be significantly and adversely harmed.

We, along with Joseph F. Pinkerton, III, our chairman and chief executive officer, were named in a lawsuit alleging a breach of contract and unjust enrichment against Mr. Pinkerton and the tortious interference with a business relationship against Active Power that we describe in further detail in “Legal Proceedings” in Part II, Item 1 below. This has caused our management to spend a significant portion of their time involved in activities relating to the litigation. We have incurred approximately $2.1 million of expenses to defend this lawsuit and we anticipate significant future expenditures if this lawsuit goes to trial. In the event that either Active Power or Mr. Pinkerton is not successful in defending this litigation, we could be forced to pay substantial damages that could seriously harm our business.

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

The percentage of our revenue derived from customers located outside of the United States was 48% in 2003, 37% in 2002 and 13% in 2001. In the three months and six months ended June 30, 2004, this percentage was 63% and 52%, respectively. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

•	increased complexity and costs of managing international operations;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws, regulations and tax schemes;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	political, military and economic instability, including possible effects of terrorism;

•	currency fluctuations; and

•	greater difficulty in hiring qualified personnel, including technical sales and applications engineers.

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

A significant portion of our operating expenses, including rent and salaries, is largely fixed in nature. Accordingly, if our revenue is below expectations, our operating results are likely to be adversely and disproportionately affected because these operating expenses are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in revenues.

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

We have limited product offerings and our success depends on our ability to develop, in a timely manner, new and enhanced products that achieve market acceptance.

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

If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the Cat UPS product is not successful, our business and financial prospects would likely suffer. During 2003, 2002 and 2001, Caterpillar and its dealer network accounted for 60%, 81% and 87% of our revenue, respectively. During the three months and six months ended June 30, 2004, Caterpillar and its dealer network accounted for 63% and 56%, respectively. Pursuant to our distribution agreement with Caterpillar, they are the exclusive OEM distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units. Through June 30, 2004, pursuant to our development agreements Caterpillar has provided us with $10.0 million in funding to support the development of the Cat UPS product line and other development efforts. In exchange for these payments, Caterpillar received co-ownership of the proprietary rights in this product. Either Caterpillar or we may license to others the intellectual property that we jointly own without seeking the consent of the other, and the licensing party will solely retain all licensing revenue generated by licensing this intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. Caterpillar may terminate this agreement at any time by giving us 90 days advance written notice.

The results of the recent sale of Powerware Corporation to Eaton Corporation in April 2004 are still unsettled and could adversely affect our relationship with Powerware and future revenue generating opportunities.

Powerware Corporation currently distributes our CleanSource DC products in North America and internationally on a non-exclusive basis. Powerware Corporation was purchased by Eaton Corporation in April 2004. While we believe that our business relationship with Powerware will continue on good terms and that Powerware will continue to sell our products, we cannot be guaranteed of this result in light of Powerware’s new owner. Sales of our products through Powerware in 2003 were 6% of our revenue, and 0% and 1% of our revenue for the three and six months ended June 30, 2004.

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

We expanded our manufacturing facility in 2001 based on anticipated sales volume increases. If we do not achieve these forecasted sales volumes, we will continue to underutilize our manufacturing capacity and our business will continue to suffer.

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

We are subject to increased inventory risks and costs because we outsource the manufacturing of certain components of our products in advance of binding commitments from our customers to purchase our products.

To assure the availability of our products to our customers, we outsource the manufacturing of certain components prior to the receipt of purchase orders from customers based on their forecasts of their product needs, as well as internal product sales revenue forecasts. However, these forecasts do not represent binding purchase commitments and we do not recognize revenue for such products until title to the product is transferred to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. As demand for our products may not materialize, this product delivery method subjects us to increased risks of high inventory carrying costs, excess and obsolescence, and may increase our operating costs. In addition, we may from time to time make design changes to our products, which could lead to obsolescence of inventory.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on their evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2004 (a date within 90 days of the filing of this Quarterly Report on Form 10-Q) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ACTIVE POWER, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Magnex Corp, et al. v. Joseph Pinkerton et al.

On March 25, 2002, we, along with Joseph F. Pinkerton, III, our chairman, president and chief executive officer, Pinkerton Generator, Inc. (a corporation in which Mr. Pinkerton was an officer, director and the primary shareholder), and Caterpillar Inc. were named as defendants in a complaint filed in Michigan state court in the Circuit Court for the County of Wayne. The plaintiffs, currently listed as Magnex Corp., White Enigma, LLC and their individual principals (Paul Hodges and Randy Bergeron, respectively), were originally seeking unspecified damages for: alleged breach of a joint venture agreement dated June 23, 1989, which was entered into by and among Pinkerton Generator, Inc., Magnex Corp. and Enigma Corp.; breach of fiduciary duties; misappropriation of trade secrets; and the commission of other torts relating to this joint venture. Neither Active Power nor any of its predecessors in interest was a party to the joint venture agreement that is the subject of the litigation.

A First Amended Complaint was filed on April 16, 2002. The plaintiffs filed a Second Amended Complaint on June 3, 2003, and a Third Amended Complaint on

November 14, 2003. Caterpillar has been dismissed from the case. Only two causes of action remain against Mr. Pinkerton and Pinkerton Generator, Inc.: breach of contract and unjust enrichment. Only one cause of action remains against Active Power: tortious interference with a business relationship.

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

On April 8, 2004, the panel of evaluators determined evaluation amounts against Active Power of $280,000 for Bergeron/White Enigma, LLC and $220,000 for Hodges/Magnex Corporation, for a total amount of $500,000. Active Power accepted both of these evaluation amounts. Bergeron/White Enigma, LLC accepted its evaluation amount and, therefore, settled that portion of the case for $280,000. This settlement amount is included in the selling, general and administrative section of our income statement for the three month period ended June 30, 2004. Hodges/Magnex Corporation rejected their respective evaluation amount. A trial date for the unresolved claims against Active Power and Mr. Pinkerton has been set for August 16, 2004 in Detroit, Michigan. While we are unable to estimate the range of potential liability at this time and strongly deny any liability, an adverse outcome in this litigation nonetheless could be material to us, whether such damages are assessed directly against Active Power itself or to Mr. Pinkerton and/or Pinkerton Generator should we either agree to indemnify Mr. Pinkerton and/or Pinkerton Generator in whole or in part or if we are found to be liable in whole or in part for any liability Mr. Pinkerton and/or Pinkerton Generator may incur.

Our board created a special litigation committee consisting of independent directors to assist the full board in monitoring and assessing and creating strategy with respect to this litigation. The special committee has authority to, among other things, engage its own legal and other advisers, and to recommend litigation and settlement strategy to the full board. The committee has engaged outside independent counsel to advise the committee regarding this litigation. Because the board determined, among other things, that the interests of Active Power and Mr. Pinkerton were aligned, Active Power has borne all legal fees and other defense costs relating to this litigation to date (including those relating to Caterpillar pursuant to an indemnity agreement). The special committee regularly evaluates this position. The special committee is also assessing whether and to what extent Active Power should continue to bear defense, settlement, judgment or other costs relating to this litigation, including whether and to what extent to indemnify Mr. Pinkerton and Pinkerton Generator, both with respect to the continued cost of legal defense as well as for any damages actually incurred.

Due to the uncertain nature of all litigation and jury proceedings, our assessments of potential liability, if any, for defense, settlement, judgment or other costs relating to this litigation could vary significantly from the actual amounts, if any, as well as from the evaluation amounts determined by the panel of evaluators. The evaluation amounts are not made known to a jury, nor are they otherwise considered in the jury’s deliberations or the trial process. Moreover, notwithstanding the decision of the case evaluators and Active Power’s decision to accept the evaluations applicable to it, Active Power continues to believe very strongly that the claims against it and the other defendants are wholly without merit. Therefore, Active Power has determined that, at this time, it is not appropriate to make any accruals with respect to this litigation. We are unable to estimate the range of potential liability at this time and strongly deny any liability. However, an adverse outcome in this litigation nonetheless could be material to us, whether such damages are assessed directly against Active Power itself or to Mr. Pinkerton and/or Pinkerton Generator should we either agree to indemnify Mr. Pinkerton and/or Pinkerton Generator in whole or in part or if we are found to be liable in whole or in part for any liability Mr. Pinkerton and/or Pinkerton Generator may incur.

Active Power, Inc., et al. v. Greenwich Insurance Company

On July 16, 2004 Active Power filed a lawsuit against Greenwich Insurance Company seeking coverage under an insurance policy providing for management liability and company reimbursement coverage in connection with the Magnex litigation described above. The case seeks a declaratory judgment that Active Power is entitled to coverage under its policy with Greenwich Insurance Company and also alleges breach of contract for Greenwich’s failure to fulfill its contractual obligations under the policy. This case was filed in the Travis County District Court, in Texas state court. Defendant in this case has yet to respond to the original petition.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The Securities and Exchange Commission on August 7, 2000 declared effective our registration statement on Form S-1 (File No. 333-36946) relating to the initial public offering of our common stock. As of June 30, 2004, we have used all of the net offering proceeds for the purchase of investments, consisting of cash, cash equivalents, short-term and long-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose. We also may apply a portion of the proceeds to the payment of cash dividends or for additional stock repurchases or other similar transactions.

We did not purchase any of our equity securities during the second fiscal quarter of 2004.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders held on April 29, 2004, our stockholders voted on the following matters:

(1) The election of three Class I directors to serve until our 2007 annual meeting or until their successors have been elected and qualified. The nominees of the board of directors were elected by the following vote:

Class I Director	Shares Voted in Favor	Shares Withheld
Richard E. Anderson	32,517,794	4,776,355
Rodney S. Bond	36,732,591	561,558
Benjamin L. Scott	36,600,257	693,892

The following is a list of our other directors whose term of office continued after our annual meeting:

•	Our Class II directors, Jan H. Lindelow and Terrence L. Rock, who will continue to serve until our 2005 Annual Meeting or until their successors have been elected and qualified.

•	Our Class III directors, Joseph F. Pinkerton, III and Ake Almgren, who will continue to serve until our 2006 Annual Meeting or until their successors have been elected and qualified.

(2) The approval of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2004. The appointment was approved by the following vote:

Shares Voted in Favor	Shares Voted Opposed	Shares Abstaining
36,894,321	371,316	28,512

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

The following documents are filed as exhibits to this report:

31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer

31.2	Rule 13a-15(e)/15d-15(e) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(b)	Reports on Form 8-K

We furnished one report on Form 8-K during the quarter ended June 30, 2004.

Date Filed or Furnished	Item No.	Description
April 28, 2004	Item 12	On April 28, 2004, we announced the results of our operations for the fiscal quarter ended March 31, 2004.*

*	The furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

July 28, 2004	/s/ Joseph F. Pinkerton, III
(Date)	Joseph F. Pinkerton, III Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

July 28, 2004	/s/ David S. Gino
(Date)	David S. Gino Chief Operating Officer, Vice President of Finance, Chief Financial Officer and Secretary (Principal Accounting Officer)