Form 10-Q
period 2004-09-30
ACTIVE POWER INC
filed 2004-10-27
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of common stock, par value of $0.001 per share, outstanding at September 30, 2004 was 42,657,185.

ACTIVE POWER, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ACTIVE POWER, INC.

CONDENSED BALANCE SHEETS

(Thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$37,510	$28,438
Restricted cash	805	805
Short-term investments in marketable securities	9,015	21,763
Accounts receivable, net	3,104	1,528
Inventories	3,670	4,531
Prepaid expenses and other	893	1,404

Total current assets	54,997	58,469
Property and equipment, net	8,232	9,796
Intangible assets, net	753	838
Long-term investments in marketable securities	9,125	21,158

Total assets	$73,107	$90,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,383	$1,694
Accrued expenses	3,137	3,323
Litigation settlement liability	3,994	—
Deferred revenue	581	184

Total liabilities	10,095	5,201
Stockholders’ equity:
Common stock	42	42
Treasury stock	(2)	(2)
Deferred stock compensation	—	(34)
Additional paid-in capital	215,673	214,993
Accumulated deficit	(152,666)	(130,018)
Other accumulated comprehensive income	(35)	79

Total stockholders’ equity	63,012	85,060

Total liabilities and stockholders’ equity	$73,107	$90,261

See accompanying notes.

ACTIVE POWER, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$4,074	$2,988	$11,029	$6,484
Operating expenses:
Cost of revenue	4,473	3,867	13,405	10,802
Research and development	2,693	2,236	7,317	7,130
Selling, general & administrative	3,109	2,356	8,580	7,209
Litigation settlement expense	4,800	—	5,080	—
Amortization of deferred stock compensation	—	17	34	83

Total operating expenses	15,075	8,476	34,416	25,224

Operating loss	(11,001)	(5,488)	(23,387)	(18,740)
Interest income	163	423	832	1,429
Other income (expense)	(92)	(1)	(93)	(12)

Net loss	$(10,930)	$(5,066)	$(22,648)	$(17,323)

Net loss per share, basic & diluted	$(0.26)	$(0.12)	$(0.53)	$(0.41)
Shares used in computing net loss per share, basic & diluted	42,559	41,995	42,389	41,869

Comprehensive loss:
Net loss	$(10,930)	$(5,066)	$(22,648)	$(17,323)
Change in unrealized gain (loss) on investments in marketable securities	210	(147)	(193)	(353)
Realized loss on marketable securities	78	—	78	—

Comprehensive loss	$(10,642)	$(5,213)	$(22,763)	$(17,676)

See accompanying notes.

ACTIVE POWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net loss	$(22,648)	$(17,323)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,780	1,865
Accretion of premium / discount	180	9
Realized loss on marketable securities	78	—
Retirement of fixed assets	86	—
Amortization of deferred stock compensation	34	83
Changes in operating assets and liabilities:
Accounts receivable, net	(1,575)	(722)
Inventories	861	2,947
Prepaid expenses and other assets	511	(805)
Accounts payable	689	651
Accrued expenses	(186)	(176)
Litigation settlement liability	3,994	—
Deferred revenue	397	368

Net cash used in operating activities	(15,799)	(13,103)

Investing activities
Purchases of marketable securities	(13,617)	(26,450)
Sales/maturities of marketable securities	38,025	12,925
Purchases of property and equipment	(218)	(840)

Net cash provided by (used in) investing activities	24,190	(14,365)

Financing activities
Net proceeds from issuance of common stock	681	453

Net cash provided by financing activities	681	453

Change in cash and cash equivalents	9,072	(27,015)
Cash and cash equivalents, beginning of period	29,243	62,934

Cash and cash equivalents, end of period	$38,315	$35,919

See accompanying notes.

Active Power, Inc.

Notes to Financial Statements

September 30, 2004

(unaudited)

1. Organization

Active Power, Inc. (“we” or “the Company”) was founded in 1992 for the purpose of developing and commercializing advances in the field of electromechanics. Prior to 2000, we devoted our efforts principally to research and development, pursuing patent protection for our innovations, successful production of our initial prototypes, raising capital and pursuing markets for our flywheel-based power quality and energy storage products. In 2000 and 2001, the size and scope of our operations expanded considerably. We raised our level of new product development, increased our manufacturing capabilities and capacity, and added resources in sales and service, strengthened our distribution channels, and positioned the company for the commercial launch of our products and anticipated growth.

2. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Form 10-K for the year ended December 31, 2003. In the opinion of management, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Results of operations for any interim period are not necessarily indicative of results for any other interim period or for the full year.

Certain prior period balances have been reclassified to conform to current period presentation.

3. Inventory

We state inventories at the lower of cost or market, using the first-in-first-out method. Inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$1,519	$1,799
Work in process and finished goods	2,151	2,732

Total Inventories	$3,670	$4,531

4. Capital Structure

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(10,930)	$(5,066)	$(22,648)	$(17,323)

Basic and diluted:
Weighted-average shares of common stock outstanding	42,559	42,003	42,390	41,885
Weighted-average shares of common stock subject to repurchase	—	(8)	(1)	(16)

Shares used in computing net loss per share, basic and diluted	42,559	41,995	42,389	41,869

Net loss per share, basic and diluted	$(0.26)	$(0.12)	$(0.53)	$(0.41)

Active Power’s calculation of diluted loss per share excludes 4,888,838 and 4,134,732 shares of common stock issuable upon exercise of employee stock options as of September 30, 2004 and 2003, respectively, because inclusion would be antidilutive.

5. Legal Proceedings

Magnex Corp, et al. v. Joseph Pinkerton et al.

On March 25, 2002, Magnex Corp., White Enigma LLC and their individual principals (Paul Hodges and Randy Bergeron, respectively), named Active Power, along with Joseph F. Pinkerton, III, our Chairman, President and Chief Executive Officer, Pinkerton Generator, Inc. (a corporation in which Mr. Pinkerton was an officer, director and the primary shareholder), and Caterpillar Inc. as defendants in a complaint filed in Michigan state court in the Circuit Court for the County of Wayne. Caterpillar was subsequently dismissed from the case.

On or about August 16, 2004, Active Power and Mr. Pinkerton agreed, in principle, to settlement terms pursuant to which Active Power and Mr. Pinkerton agreed to pay an aggregate of $6.22 million (the “Settlement Amount”) to settle the lawsuit.

The original settlement terms did not allocate the Settlement Amount among the remaining defendants and on August 26, 2004 Active Power, Mr. Pinkerton and Pinkerton Generator entered into an Allocation Agreement pursuant to which the remaining defendants agreed upon the allocation of the Settlement Amount and certain other matters related to the litigation. The Allocation Agreement provided that:

•	Active Power pay $5.0 million of the Settlement Amount;

•	Active Power reimburse Pinkerton for his actual legal fees incurred in connection with his defense of the lawsuit;

•	Active Power indemnify Pinkerton for legal fees that Active Power incurred in connection with the defense of the lawsuit;

•	Active Power agree not to seek reimbursement from Mr. Pinkerton or Pinkerton Generator for legal fees that Active Power incurred in connection with the defense of the lawsuit;

•	Active Power agree to fully release Mr. Pinketon and Pinkerton Generator from all liability and causes of action related to the lawsuit and the settlement thereof;

•	Mr. Pinkerton pay $1.22 million of the Settlement Amount;

•	Mr. Pinkerton and Pinkerton Generator agree not to seek reimbursement from Active Power for legal fees that they incurred in connection with the defense of the lawsuit; and

•	Mr. Pinkerton and Pinkerton Generator agree to fully release Active Power from all liability and causes of action related to the lawsuit and the settlement thereof.

Active Power’s Board of Directors had previously created a Special Litigation Committee consisting of independent directors to assist the Board in monitoring and assessing and creating strategy with respect to this litigation. The Committee engaged its own legal counsel to advise it regarding this litigation. After due consideration and to avoid the uncertainties and expense of further litigation, the Committee recommended and the members of the Board, with Mr. Pinkerton recused, approved the settlement terms and the terms of the Allocation Agreement.

During August, Active Power and Mr. Pinkerton paid $806,000 and $196,000, respectively, toward the settlement amount.

On or about October 15, 2004, the parties agreed to amended settlement terms in the form of two Mutual Release and Settlement agreements, and as a result, an Order of Dismissal with Prejudice has been filed with the Michigan state court in the Circuit Court for the County of Wayne. The Mutual Release and Settlement agreements separated the Active Power portion of the settlement from the portions affecting Mr. Pinkerton and Pinkerton Generator. The settlement agreement between the plaintiffs and Active Power provides that the plaintiffs transfer, assign, and otherwise release all rights to certain technology allegedly held by the plaintiffs in the action to Active Power in exchange for the remaining amount of the settlement. The agreement further provides a covenant by the plaintiffs to not bring any subsequent suit against Active Power. Our assessment of the rights acquired relate to technologies not currently used, nor intended for use, by Active Power, thus no value has been allocated to these technologies and the entire settlement amount has been recorded as an expense during the current quarter.

Also as part of this Mutual Release and Settlement, Active Power settled a separate claim against one plaintiff for $400,000, $200,000 of which will be paid to a third party. The $200,000 net recovery has been recorded as a reduction of the litigation settlement liability and litigation settlement expense during the current quarter. As of October 15, 2004, Active Power and Mr. Pinkerton have made all the required payments to the plaintiffs pursuant to the Mutual Release and Settlement.

Active Power, Inc., et al. v. Greenwich Insurance Company

On July 16, 2004 Active Power filed a lawsuit against Greenwich Insurance Company seeking coverage under an insurance policy providing for management liability and company reimbursement coverage in connection with the Magnex litigation described above. The case seeks a declaratory judgment that Active Power is entitled to coverage under its policy with Greenwich Insurance Company and also alleges breach of contract for Greenwich’s failure to fulfill its contractual obligations under the policy. This case was filed in the Travis County District Court, in Texas state court. An amended petition was filed on September 14, 2004. Discovery in this case has just begun.

6. Accounting for Stock-Based Compensation

As allowed by Statement No. 123, Accounting for Stock-Based Compensation, we account for our stock compensation arrangements with our employees using the intrinsic value method under the provisions of the Accounting Principles Board’s Opinion No. 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is amortized over the vesting period, which is generally four years, utilizing the accelerated method prescribed in FASB Interpretation No. 28. Pro forma stock compensation in accordance with Statement No. 123 is amortized using the straight line method over the vesting period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss – as reported	$(10,930)	$(5,066)	$(22,647)	$(17,323)
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	—	17	34	83
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(1,094)	(1,465)	(3,476)	(4,689)

Pro forma net loss	$(12,024)	$(6,514)	$(26,089)	$(21,929)

Earnings per share
Basic and diluted - as reported	$(0.26)	$(0.12)	$(0.53)	$(0.41)
Basic and diluted – pro forma	$(0.28)	$(0.16)	$(0.62)	$(0.52)

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

Overview

We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today’s digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for the lead-acid batteries used in conventional power quality installations. Our first commercial product was a battery-free DC system (CleanSource DC) that is compatible with all major UPS brands. Leveraging our expertise in this technology, we have developed a battery-free uninterruptible power supply (UPS). We currently sell our CleanSource UPS through Caterpillar under the Caterpillar brand name, Cat® UPS. We distribute many of our products through a variety of channels, including OEMs and independent power quality representatives, to maximize market coverage and penetration. Our products are sold for use in the facilities of companies across many different industries that all share a critical need for reliable, high-quality power, such as broadcasters, hospitals, semiconductor manufacturers, airports, plastics manufacturers, data centers and electric utilities. Sales have been spread across numerous countries/regions of the world. Our products perform well in harsh environments where power quality is particularly poor, which makes them a good fit for industrial companies in countries with a poor power infrastructure.

Since 1996, we have focused our efforts and financial resources primarily on the design and development of our CleanSource line of power quality products and on establishing effective distribution channels to market our two current products, CleanSource DC and CleanSource UPS. As of September 30, 2004, we had generated an accumulated deficit of $152.7 million and we expect to continue to sustain operating losses for the next several quarters. Prior to our initial public offering, we funded our operations primarily through sales of shares of our preferred stock, which resulted in gross proceeds of $42.6 million. Based on the current spending levels and expectations in our current business plan, we believe the proceeds from our August 2000 initial public offering, $138.4 million net of commissions and issuance costs, cash balances on hand prior to August 2000, and cash from revenue and development contracts will be sufficient to meet our cash requirements through at least the next 24 months. Our cash and investments position at September 30, 2004 was $56.5 million.

Due to a slowdown in the global economy during the first half of 2003, and in particular spending on capital equipment, our revenue in 2003 decreased 6% from 2002. Beginning in the second half of 2003 we began to experience an increase in the demand for our products. Revenues for the first nine months of 2004 were up 70% over the same period in 2003, primarily due to:

•	sales of new products (65 to 150 kVA and 1200 kVA UPS) that we launched in the second half of 2003;

•	opportunities with manufacturing facilities in countries with poor power infrastructures and from domestic government facilities to provide continuous power systems (CPS). These CPS generally include our UPS systems, installation and start-up services, and project revenue derived from sourcing third party equipment such as gensets and transfer switches; and

•	broadened channels to market through independent power quality representatives and sales agents in countries and regions not previously covered by our OEMs.

We expect these factors to continue to have a positive impact on sales through the balance of 2004. However, our sales growth can be impacted by many factors including, the market adoption rate for new technology in the power quality equipment market, product performance, competition, and general economic conditions, which impact the market for capital equipment.

Our 2004 product development efforts continue to be focused on two areas, the paralleling of our 1200 kVA UPS product to provide up to a 3600 kVA UPS system, and a battery-free extended runtime product marketed as CleanSource XR, which uses thermal and compressed air storage (TACAS) technology to provide minutes to hours of back up power. We believe these products will open up new market opportunities for us. We expect to ship alpha units of our CleanSource XR product by year end and a paralleled 1200 kVA UPS system in early 2005.

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

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Because to date we have sold to a limited number of large customers (e.g., Caterpillar Inc. and Powerware, a division of Eaton Corporation), credit losses have been minimal. As we integrate additional distribution channels into our business, and begin selling our products to smaller, less established customers, the risk of credit losses may increase. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Revenue Recognition

In general, revenue for product sales is recognized when title has transferred as stipulated by the delivery terms in the sales contract. In addition, prior to revenue recognition we require persuasive evidence of the arrangement, a fixed or determinable price, and that collectibility is reasonably assured.

We also offer various services to customers depending on the type of product the customer has purchased, which may include on-site services or installation and integration services. Such services are not essential to the functionality of the delivered product. Revenue for services is recognized at the time services are provided. When products and services are contracted under a single arrangement, we allocate the total sales price to the multiple deliverables based on their relative fair values. The fair value of our equipment is based on our average historical selling prices, while the fair value of services is based upon the rates that we charge customers in separately negotiated transactions or based on the market price an independent third party would charge to provide these services. Revenue associated with the sale of extended warranties is recognized ratably over the contract period. To date our service and extended warranty revenues have not been significant.

Results of Operations

Revenue. Revenue primarily consists of sales of our CleanSource power quality products. The following table summarizes a quarter and year-to-date comparison of our revenue from the same periods in the prior year:

($ in thousands)	Three months ended September 30,		Variance 2004 vs. 2003		Nine months ended September 30,		Variance 2004 vs. 2003
	2004	2003	$	%	2004	2003	$	%
Revenue	$4,074	$2,988	$1,086	36%	$11,029	$6,484	$4,545	70%

The increase in revenue for the three and nine month periods ending September 30, 2004 compared to the same periods in 2003 was primarily driven by sales of our 65 – 150 kVA and 1200 kVA UPS products and Continuous Power System (CPS) sales to an industrial manufacturer in Northern Africa.

For the three month and nine month periods ended September 30, 2004, we sold 52 and 130 flywheel units, respectively, compared to 49 and 100 flywheel units for the same periods in the prior year. For the comparative three month periods, revenue increased due to a 6% increase in flywheel unit sales, and a greater percentage of higher priced units in the current quarter, which resulted in an improved average selling price. Our sales prices will vary depending on the power levels of the products sold, the quantity of units and the type of options purchased by our customers. In addition to an improved average selling price for the three and nine month periods ended September 30, 2004, we generated $334,000 and $1.6 million, respectively, in project revenue from two CPS sales that were comprised of installation and start-up services and third party equipment; CPS project revenue during these same periods in 2003 was less than $100,000. We believe that CPS system sales will continue to be a major component of our revenues throughout the remainder of 2004 and in 2005.

New product sales (consisting of our 65-150 kVA and 1200 kVA UPS products), which we introduced in the second half of 2003, accounted for approximately 22% and 20% of revenue for the three months and nine months ended September 30, 2004. Based on customer quotation activity, we expect sales of our 1200 kVA UPS product to increase over the next few quarters and to comprise a larger percentage of our overall revenue. Due to the large size of some of our CPS and 1200 kVA customer orders relative to our current revenue levels, our quarterly revenue trend may be uneven as these orders ship in various periods.

Sales of Active Power branded products through our direct channels increased to 39% of revenue in the third quarter of 2004 from 12% in the third quarter of 2003. We believe sales of our Active Power branded products to industrial customers in regions with poor power quality will continue to be a significant driver of revenue growth over the next several quarters.

Based on our estimates, stocking inventory in our primary OEM distributor, Caterpillar and its dealer network, dropped approximately $800,000 sequentially in the third quarter of 2004 and has declined by approximately $3.0 million, or 36% since December 31, 2003. Although we have no obligations to our OEM customers for the products that they hold in their inventory, a significant reduction in our OEM customers’ product levels in any given quarter would negatively impact our sales for that quarter. We are working closely with our OEM customers to help place these stocking orders with end user customers over time. We expect current channel inventory to continue to decline over the next few quarters, until our OEM customers reach an appropriate level of stocking units that enable them to respond quickly to time-sensitive customer orders.

Cost of revenue. Cost of revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, shipping costs, warranty costs, the costs of manufacturing support functions such as logistics and quality assurance, and the costs of services and third party equipment we provide. The following table summarizes a quarter and year-to-date comparison of our cost of revenue from the same periods in the prior year:

($ in thousands)	Three months ended September 30,		Variance 2004 vs. 2003		Nine months ended September 30,		Variance 2004 vs. 2003
	2004	2003	$	%	2004	2003	$	%
Cost of revenue	$4,473	$3,867	$606	15%	$13,405	$10,802	$2,603	24%
Gross Margin/(Loss) Percentage	(10)%	(29)%			(22)%	(67)%

The increase in cost of revenue for the three and nine month periods ending September 30, 2004 compared to the same periods in 2003 was primarily driven by higher product sales. Our gross margin/(loss), while still negative, improved by 19 and 45 percentage points, respectively, for the three and nine month periods ending September 30, 2004 compared to the same periods last year.

Our gross margin was improved due to the following items:

•	higher UPS selling prices associated with a higher level of product options purchased with systems sold. Product options are features in addition to our base UPS or DC system that a customer can purchase to improve the product’s functionality or to better suit the customer’s needs. By way of example, one such product option is a generator start option that improves the start reliability of a customer’s engine generator. Product options sales typically have a higher margin than our standard UPS and DC systems;

•	material cost reductions on component parts for our flywheel based products due to engineering-driven cost reductions, supplier pricing discounts associated with increased order quantities, and the engagement of several lower priced suppliers;

•	the sale of several units during 2004 that had, or contained components that had, previously been written down as potentially excess or obsolete inventory. As a result, our cost of revenue benefited by approximately $270,000 in the first quarter, $113,000 in the second quarter and $170,000 in the third quarter; and

•	the recognition of $152,000 of previously deferred revenue in the third quarter of 2004 with no associated cost of revenue (see note below in items reducing gross margin) upon successful completion of the required performance guarantees.

Our gross margin was reduced due to the following items:

•	the deferral of $86,000, $334,000 and $207,000 of revenue in the fourth quarter of 2003, and in the first and second quarters of this year, respectively, due to a 20% performance guarantee as part of a customer sales agreement we entered into during the fourth quarter of 2003. Because of the uncertainties of this performance guarantee, we recognized only 80% of the revenue for this sales agreement and 100% of the cost during the first and second quarters of this year, which negatively affected our gross margin. As mentioned above, we recognized $152,000 of this deferred revenue during the third quarter of 2004 and we expect that the remaining performance guarantee will be satisfied by the first quarter of 2005 at which point we will recognize the remaining deferred revenue, thereby improving our gross margin for that quarter;

•	project revenue from the CPS system sale of $334,000 and $1.6 million for the three and nine months ended September 30, 2004, respectively, was priced at or slightly below the cost for which we purchased the components or services related to the CPS;

•	the write off of $93,000 in raw material inventory during the third quarter due to obsolescence associated with product design changes; and

•	the impairment and related write down during the third quarter of $86,000 in excess production equipment due to manufacturing process improvements.

During the third quarter of 2004 our service group was reorganized to shift its focus from an OEM support group to a revenue generating profit center. To reflect this change, we are now including service costs as a component of our cost of revenue. For comparative purposes, we have reclassified prior period service costs, which were previously reported in selling, general and administrative, to cost of revenue. During the three and nine month period ending September 30, 2004, service costs of approximately $200,000 and $650,000, respectively were reclassified from selling, general and administrative into cost of revenue, compared to $250,000 and $1.0 million during the same periods of fiscal 2003.

We will continue our efforts to reduce our product costs and we believe that we can reach gross margin break even if we generate approximately $5 million in quarterly revenue. Items that could impact our ability to improve our gross margin include pricing discounts and customer incentives, product mix including the level of project revenue from CPS system sales, currency fluctuations, and variations in our manufacturing cost and productivity.

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

($ in thousands)	Three months ended September 30,		Variance 2004 vs. 2003		Nine months ended September 30,		Variance 2004 vs. 2003
	2004	2003	$	%	2004	2003	$	%
Research and development	$2,693	$2,236	$457	20%	$7,317	$7,130	$187	3%
Percent of revenue	66%	75%			66%	110%

The increase in research and development expense for the three month period ended September 30, 2004 compared to the same period of 2003 is primarily due to an increase in project material spending for prototype and alpha units of our CleanSource XR extended runtime product. For the nine month period ending September 30, 2004 compared to the same period of 2003, the increase in the third quarter of 2004 discussed above, is partially offset by a reduction in spending on outside research and development services during the first two quarters of 2004. We believe that research and development expenses in the fourth quarter of 2004 will remain relatively flat sequentially as we continue to expense components to complete the CleanSource XR alpha units which are scheduled to ship over the next two quarters.

Selling, general and administrative. Selling, general and administrative expense is primarily comprised of compensation and related costs for sales, marketing and administrative personnel, selling and marketing expenses, professional fees, and bad debt costs. The following table summarizes a quarter and year-to-date comparison of our selling, general and administrative expense from the same periods in the prior year:

($ in thousands)	Three months ended September 30,		Variance 2004 vs. 2003		Nine months ended September 30,		Variance 2004 vs. 2003
	2004	2003	$	%	2004	2003	$	%
Selling, general & admin	$3,109	$2,356	$753	32%	$8,580	$7,209	$1,371	19%
Percent of revenue	76%	79%			78%	111%

The increase in selling, general and administrative expenses for the three and nine month periods ended September 30, 2004 compared to the same periods of 2003 were primarily driven by a significant increase in legal expenses related to the Magnex litigation described in “Legal Proceedings” in Part II, Item 1 below. Legal and professional fees associated with this litigation were approximately $500,000, $400,000, and $800,000 in the first, second, and third quarters of 2004, respectively. We believe that selling, general and administrative expense will drop by $600,000 to $700,000 in the fourth quarter sequentially as legal expenses associated with the Magnex litigation are no longer incurred.

Litigation settlement expense. In the second quarter of 2004, the $280,000 payment for a portion of the settlement of the above-mentioned litigation was included in selling, general and administrative costs; however, this amount, along with the third quarter $4.8 million net settlement, has been presented as a separate component of operating expenses.

Interest income. The following table summarizes a quarter and year-to-date comparison of interest income from the same periods in the prior year:

($ in thousands)	Three months ended September 30,		Variance 2004 vs. 2003		Nine months ended September 30,		Variance 2004 vs. 2003
	2004	2003	$	%	2004	2003	$	%
Interest Income	$163	$423	$(260)	(61)%	$832	$1,429	$(597)	(42)%

The decrease in interest income over all periods presented is attributable to a decrease in our average cash and investments balances. In addition, we recorded a $123,000 reduction to the third quarter’s interest income to correct an overstatement in interest income recorded in prior periods.

Other income (expense). The following table summarizes a quarter and year-to-date comparison of other income (expense) from the same periods in the prior year:

($ in thousands)	Three months ended September 30,		Variance 2004 vs. 2003		Nine months ended September 30,		Variance 2004 vs. 2003
	2004	2003	$	%	2004	2003	$	%
Other income (expense)	$(92)	$(1)	$(91)	9100%	$(93)	$(12)	$(81)	675%

The decrease in other income (expense) over all periods presented is primarily attributable to $78,000 in realized losses, which resulted from the sale of a portion of our long-term investments before maturity to satisfy the Magnex settlement.

Liquidity and Capital Resources

Our principal sources of liquidity as of September 30, 2004 consisted of $56.5 million of cash and investments. We have primarily funded our operations through our initial public offering in August 2000, resulting in net proceeds of $138.4 million, sales of shares of our preferred stock, which resulted in gross proceeds of approximately $42.6 million, as well as $10 million in development funding received from Caterpillar since 1999, and our revenue. The following table summarizes the yearly changes in cash used in operating activities:

($ in thousands)	Nine months ended September 30,		Variance 2004 vs. 2003
	2004	2003	$	%
Cash used in operating activities	$(15,799)	$(13,103)	$(2,696)	(21)%

The increase in cash consumed for operating activities for the nine months ending September 2004 compared to the same period the prior year, was primarily due to costs incurred as part of the Magnex litigation, including $280,000 and $806,000 in the second and third quarters, respectively, for portions of the settlement of the litigation, as well as increased legal spending for defending ourselves in this case compared to the expenses incurred during the prior year. Legal expenses for the first nine months of 2004 were approximately $1.5 million compared to approximately $500,000 for the same period of 2003. During the fourth quarter of fiscal 2004, we will pay an additional $4.0 million for the final payments due for the Magnex settlement, and approximately $800,000 of associated legal and professional fees, which was recorded as a third quarter expense and related liability.

Capital expenditures were $218,000 in the first nine months of 2004 for general corporate purposes, including engineering equipment to support our advanced development efforts on our extended runtime product. Capital spending of $840,000 for the same period of 2003 was principally for leasehold improvements associated with the consolidation of our sales and marketing and administrative groups into our manufacturing facility, as well as additional engineering lab equipment, and computer equipment and software for general corporate purposes. For the fourth quarter of 2004 we expect capital additions to be approximately $200,000 to $400,000 for leasehold improvements to support our 1200 kVA UPS product paralleling project and for general corporate purposes.

We believe our existing cash and investments balances at September 30, 2004 will be sufficient to meet our cash requirements through the next 24 months, although we might elect to seek additional funding prior to that time. Beyond the next 24 months, our cash requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in interest bearing instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by $565,000.

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

We have incurred operating losses since our inception and expect to continue to incur losses for the next several quarters. As of September 30, 2004, we had an accumulated deficit of $152.7 million. To date, we have funded our operations principally through the sale of our stock, as well as our revenue and $10.0 million in development funding payments from Caterpillar. We will need to generate significant additional revenue to achieve profitability, and we cannot assure you that we will ever realize additional revenue at such levels. We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our revenue after costs, and, as a result, we expect to continue to incur losses for the next several quarters.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenue and may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

We have generated a total of $57.8 million in revenue since January 1, 1998, with approximately $4.1 million generated in the three months ended September 30, 2004. We are uncertain whether our products will achieve market acceptance such that our revenue will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses, if desired, in a timely manner to offset any revenue shortfall. If our revenue does not increase as anticipated, we will continue to incur significant losses.

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

Our revenue, expense and quarterly operating results have varied in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. As a result you should not rely on our operating results during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. These factors include, among others:

•	the timing of orders from our customers and the possibility that these customers may change their order requirements with little or no advance notice to us;

•	the large size of some of our customer orders relative to our current revenue levels;

•	the rate of adoption of our flywheel-based energy storage system as an alternative to lead-acid batteries;

•	the deferral of customer orders in anticipation of new products from us or other providers of power quality systems;

•	the ongoing need for short-term power outage protection in traditional UPS systems;

•	the uncertainty regarding the adoption of our current and future products, including the CleanSource UPS and CleanSource2 DC products, as well as our other products, such as our CleanSource XR product, which are currently under development;

•	the rate of growth of the markets for our products;

•	changes in accounting rules, such as recording expenses for employee stock option grants; and

•	other risks described herein.

There is a substantial amount of product held as inventory by several of our OEM customers. If these OEMs fill their orders from existing stock instead of our factory, our revenue will suffer.

Several OEMs purchased a substantial number of our CleanSource DC and UPS systems during 2001, many of which have remained in those OEMs’ inventories rather than being sold to end-user customers. As these OEMs fill some of their orders with existing inventory stock, rather than placing orders with us, our revenue will suffer for the next several fiscal quarters until the inventory held by these OEMs is reduced.

We have increased our international activities significantly in recent years and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations.

The percentage of our revenue derived from customers located outside of the United States was 48% in 2003, 37% in 2002 and 13% in 2001. In the three months and nine months ended September 30, 2004, this percentage was 23% and 44%, respectively. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in and surrounding Iraq and Afghanistan, and related worldwide terror threats, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate as a result of the ongoing geopolitical turmoil or otherwise, we may continue to experience material adverse impacts on our business, operating results, and financial condition as a consequence of the above factors or otherwise.

A significant portion of our operating expenses, including rent and salaries, is largely fixed in nature. Accordingly, if our revenue is below expectations, our operating results are likely to be adversely and disproportionately affected because these operating expenses are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in revenues.

As a result of all of the foregoing, we cannot assure you that our earnings will grow or remain stable in future periods or that we will become profitable. In addition, in some future quarters our financial results may be below the expectations of public market analysts or investors. In such event, the market price of our common stock would likely fall.

Our business is dependent on the market for power quality products and the health of the overall economy, and if this market does not expand as we anticipate, if alternatives to our products are successful, or if the potential end-user customers limit capital spending due to overall economic conditions, our business will continue to suffer.

The market for power quality products is evolving and it is difficult to predict its potential size or future growth rate. Most of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, have been reluctant or slow to adopt a new approach, particularly during a period of reduced capital expenditures. Moreover, our current products are alternatives to existing UPS and battery-based systems and may never be accepted by the market place or may be made obsolete by other advances in power quality technologies. Improvements may also be made to the existing alternatives to our products that could render our products less desirable or obsolete. Furthermore, our business depends on capital expenditures by organizations, which tend to decrease when the U.S. or global economy slows. Our business suffered significantly as a result of the economic slowdown that continued through much of 2003. While our business has improved in 2004, it would suffer if the economic recovery does not continue and if the increased capital expenditures by our customers do not continue to increase and stabilize.

The impact of global economic conditions on our customers may cause us to fail to meet analyst and investors’ expectations, which would negatively impact the price of our stock.

Our operating results can vary significantly based upon the impact of global economic conditions on our customers. More specifically, the macroeconomic environment and capital spending has declined in recent years. While the economic environment is showing signs of improvement, we have yet to notice a significant increase in capital expenditures by our customers or potential customers. Our operating results depend on the overall demand for power quality products. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for power quality products caused by a weakening economy could result in decreased revenues. We may be especially prone to this as a result of the relatively high percentage of revenue we have historically derived from the high-tech industry, which was more significantly impacted by the economic decline than other industries. Customers may defer or reconsider purchasing our products if they continue to experience a lack of growth in their business or if the general economy fails to significantly improve and stabilize.

As a result of the foregoing, we cannot assure you that our revenues will grow or remain stable in future periods or that we will become profitable. In addition, in some future quarters our financial results may be below the expectations of public market analysts or investors. In such event, the market price of our common stock would likely fall.

We have limited product offerings and our success depends on our ability to develop, in a timely manner, new and enhanced products that achieve market acceptance.

To grow our revenue, we must develop and introduce to the market new products and product enhancements in a timely manner. Specifically, our ability to capture significant market share depends on our ability to develop and market extensions to our existing UPS product line at higher and lower power range offerings, and on our ability to develop and market extended runtime products, such as our Cleansource XR. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance, which would substantially impair our revenue, profitability and overall financial prospects.

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

If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the Cat UPS product is not successful, our business and financial prospects would likely suffer. During 2003, 2002 and 2001, Caterpillar and its dealer network accounted for 60%, 81% and 87% of our revenue, respectively. During the three months and nine months ended September 30, 2004, Caterpillar and its dealer network accounted for 53% and 55%, respectively. Pursuant to our distribution agreement with Caterpillar, they are the exclusive OEM distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units. Through September 30, 2004, pursuant to our development agreements Caterpillar has provided us with $10.0 million in funding to support the development of the Cat UPS product line and other development efforts. In exchange for these payments, Caterpillar received co-ownership of the proprietary rights in this product. Either Caterpillar or we may license to others the intellectual property that we jointly own without seeking the consent of the other, and the licensing party will solely retain all licensing revenue generated by licensing this intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. Caterpillar may terminate this agreement at any time by giving us 90 days advance written notice.

The results of the recent sale of Powerware Corporation to Eaton Corporation in April 2004 are still unsettled and could adversely affect our relationship with Powerware and future revenue generating opportunities.

Powerware Corporation currently distributes our CleanSource DC products in North America and internationally on a non-exclusive basis. Powerware Corporation was purchased by Eaton Corporation in April 2004. While we believe that our business relationship with Powerware will continue on good terms and that Powerware will continue to sell our products, we cannot be guaranteed of this result in light of Powerware’s new owner. Sales of our products through Powerware in 2003 were 6% of our revenue, and 4% and 2% of our revenue for the three and nine months ended September 30, 2004, respectively.

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

At current sales levels we purchase several component parts from sole source and limited source suppliers. As a result, if our suppliers experience excess demand for their products, we may receive a low priority for order fulfillment as large volume customers may receive priority. If we are delayed in acquiring components for our products, the manufacture and shipment of our products also will be delayed. We are, however, continuing to enter into long-term agreements with our sole suppliers and other key suppliers, when available, using a rolling sales volume forecast to stabilize component availability. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components. Some of these delays may be substantial. As a result, we purchase several components in large quantities to protect our ability to deliver finished products. If we overestimate our component requirements, we may have excess inventory, which will increase our costs. If we underestimate our component requirements, we will have inadequate inventory, which will delay our manufacturing and render us unable to deliver products to customers on scheduled delivery dates. If we are unable to obtain a component from a supplier or if the price of a component has increased substantially, we may be required to manufacture the component internally, which will also result in delays. Manufacturing delays could negatively impact our ability to sell our products and could damage our customer relationships.

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

From time to time, as part of our corporate strategy, we may review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. We have no experience in making acquisitions. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

•	problems integrating the acquired operations, technologies or products with our existing business and products;

•	potential disruption of our ongoing business and distraction of our management;

•	difficulties in retaining business relationships with suppliers and customers of the acquired companies;

•	difficulties in coordinating and integrating overall business strategies, sales and marketing, and research and development efforts;

•	the maintenance of corporate cultures, controls, procedures and policies;

•	the significant purchase or sale of stock by a stockholder;

•	risks associated with entering markets in which we lack prior experience; and

•	the potential loss of key employees.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on their evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2004 (a date within 90 days of the filing of this Quarterly Report on Form 10-Q) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ACTIVE POWER, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Magnex Corp, et al. v. Joseph Pinkerton et al.

On March 25, 2002, Magnex Corp., White Enigma LLC and their individual principals (Paul Hodges and Randy Bergeron, respectively), named Active Power, along with Joseph F. Pinkerton, III, our Chairman, President and Chief Executive Officer, Pinkerton Generator, Inc. (a corporation in which Mr. Pinkerton was an officer, director and the primary shareholder), and Caterpillar Inc. as defendants in a complaint filed in Michigan state court in the Circuit Court for the County of Wayne. Caterpillar was subsequently dismissed from the case.

On or about August 16, 2004, Active Power and Mr. Pinkerton agreed, in principle, to settlement terms pursuant to which Active Power and Mr. Pinkerton agreed to pay an aggregate of $6.22 million (the “Settlement Amount”) to settle the lawsuit.

The original settlement terms did not allocate the Settlement Amount among the remaining defendants and on August 26, 2004 Active Power, Mr. Pinkerton and Pinkerton Generator entered into an Allocation Agreement pursuant to which the remaining defendants agreed upon the allocation of the Settlement Amount and certain other matters related to the litigation. The Allocation Agreement provided that:

•	Active Power pay $5.0 million of the Settlement Amount;

•	Active Power reimburse Pinkerton for his actual legal fees incurred in connection with his defense of the lawsuit;

•	Active Power indemnify Pinkerton for legal fees that Active Power incurred in connection with the defense of the lawsuit;

•	Active Power agree not to seek reimbursement from Mr. Pinkerton or Pinkerton Generator for legal fees that Active Power incurred in connection with the defense of the lawsuit;

•	Active Power agree to fully release Mr. Pinketon and Pinkerton Generator from all liability and causes of action related to the lawsuit and the settlement thereof;

•	Mr. Pinkerton pay $1.22 million of the Settlement Amount;

•	Mr. Pinkerton and Pinkerton Generator agree not to seek reimbursement from Active Power for legal fees that they incurred in connection with the defense of the lawsuit; and

•	Mr. Pinkerton and Pinkerton Generator agree to fully release Active Power from all liability and causes of action related to the lawsuit and the settlement thereof.

Active Power’s Board of Directors had previously created a Special Litigation Committee consisting of independent directors to assist the Board in monitoring and assessing and creating strategy with respect to this litigation. The Committee engaged its own legal counsel to advise it regarding this litigation. After due consideration and to avoid the uncertainties and expense of further litigation, the Committee recommended and the members of the Board, with Mr. Pinkerton recused, approved the settlement terms and the terms of the Allocation Agreement.

During August, Active Power and Mr. Pinkerton paid $806,000 and $196,000, respectively, toward the settlement amount.

On or about October 15, 2004, the parties agreed to amended settlement terms in the form of two Mutual Release and Settlement agreements, and as a result, an Order of Dismissal with Prejudice has been filed with the Michigan state court in the Circuit Court for the County of Wayne. The Mutual Release and Settlement agreements separated the Active Power portion of the settlement from the portions affecting Mr. Pinkerton and Pinkerton Generator. The settlement agreement between the plaintiffs and Active Power provides that the plaintiffs transfer, assign, and otherwise release all rights to certain technology allegedly held by the plaintiffs in the action to Active Power in exchange for the remaining amount of the settlement. The agreement further provides a covenant by the plaintiffs to not bring any subsequent suit against Active Power. Our assessment of the rights acquired relate to technologies not currently used, nor intended for use, by Active Power, thus no value has been allocated to these technologies and the entire settlement amount has been recorded as an expense during the current quarter.

Also as part of this Mutual Release and Settlement, Active Power settled a separate claim against one plaintiff for $400,000, $200,000 of which will be paid to a third party. The $200,000 net recovery has been recorded as a reduction of the litigation settlement liability and litigation settlement expense during the current quarter. As of October 15, 2004, Active Power and Mr. Pinkerton have made all the required payments to the plaintiffs pursuant to the Mutual Release and Settlement.

Active Power, Inc., et al. v. Greenwich Insurance Company

On July 16, 2004 Active Power filed a lawsuit against Greenwich Insurance Company seeking coverage under an insurance policy providing for management liability and company reimbursement coverage in connection with the Magnex litigation described above. The case seeks a declaratory judgment that Active Power is entitled to coverage under its policy with Greenwich Insurance Company and also alleges breach of contract for Greenwich’s failure to fulfill its contractual obligations under the policy. This case was filed in the Travis County District Court, in Texas state court. An amended petition was filed on September 14, 2004. Discovery in this case has just begun.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Securities and Exchange Commission on August 7, 2000 declared effective our registration statement on Form S-1 (File No. 333-36946) relating to the initial public offering of our common stock. As of September 30, 2004, we have used all of the net offering proceeds for the purchase of investments, consisting of cash, cash equivalents, short-term and long-term investments. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose. We also may apply a portion of the proceeds to the payment of cash dividends or for additional stock repurchases or other similar transactions.

We did not purchase any of our equity securities during the third fiscal quarter of 2004.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following documents are filed as exhibits to this report:

10.1	Allocation Agreement dated August 26, 2004 by and among Registrant, Joseph F. Pinkerton, III and Pinkerton Generator, Inc. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 26, 2004 and incorporated herein by reference)

31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer

31.2	Rule 13a-15(e)/15d-15(e) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(b)	Reports on Form 8-K

We furnished two reports on Form 8-K during the quarter ended September 30, 2004.

Date Filed or Furnished	Item No.	Description
July 28, 2004	Item 12	On July 28, 2004, we announced the results of our operations for the fiscal quarter ended September 30, 2004.*

August 27, 2004	Item 1.01 & Item 9.01	On August 27, 2004, we announced a material agreement between the company and Joseph F. Pinkerton, III, our chairman, president and chief executive officer relating to the allocation of a settlement payment pertaining to a recently concluded litigation.

*	The furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

October 27, 2004	/s/ Joseph F. Pinkerton, III
(Date)	Joseph F. Pinkerton, III Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

October 27, 2004	/s/ David S. Gino
(Date)	David S. Gino Chief Operating Officer, Vice President of Finance, Chief Financial Officer and Secretary (Principal Accounting Officer)