Form 10-K
period 2004-12-31
ACTIVE POWER INC
filed 2005-03-15
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934 for the fiscal year ended December 31, 2004

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

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    ☒  Yes    ☐  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on the last day of registrant’s most recently completed second fiscal quarter, June 30, 2004, as reported on The Nasdaq Stock Market, was approximately $135 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant’s Common Stock).

As of March 4, 2005, the Registrant had 48,562,749 outstanding shares of Common Stock.

Documents Incorporated by Reference:

Certain information required by Part III of this Annual Report on From 10-K is incorporated by reference from the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2005 Annual Meeting of Stockholders.

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

ii

PART I

ITEM 1. Business.

Overview

We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today’s digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. Our first commercial product was a battery-free DC system (CleanSource® DC) that is used as a bridging energy source in typical power quality installations and is compatible with all major uninterruptible power supply (UPS) brands. Leveraging our expertise in this technology, we have also developed a battery-free UPS system that incorporates our flywheel technology. This system is marketed by Caterpillar Inc., the leading maker of engine generators for the power reliability market, under the Caterpillar brand name “Cat® UPS” and by Active Power as the CleanSource® UPS. In 2003 and 2004, we broadened our product offerings and expanded our available market by developing additional power quality systems to address customer needs at both higher and lower power levels. Our family of battery-free UPS products currently ranges from 65 kVA – 1200 kVA. By paralleling our 1200 kVA UPS systems together, we can provide up to a 3600 kVA battery-free UPS system to customers.

During 2004, we developed a battery-free extended runtime technology (one that provides backup power for minutes to hours depending on the application) that utilizes thermal and compressed air storage (TACAS). We launched this TACAS technology in September 2004. In December 2004, we shipped an evaluation unit of our first extended runtime product that is based on the TACAS technology (CleanSource® XR). We intend to ship more CleanSource XR evaluation units in the first half of 2005 and to begin commercial production of this product in the second half of 2005.

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

As the proliferation of sophisticated digital electronics grows and the dependence on high performance computers and networked systems increases, the need for very high levels of quality power and reliable power becomes paramount. However, despite this dramatic change in the mix of electricity demand, the distribution system used to provide power has not improved. The power delivered over the electric utility grid today is subject to power disturbances, such as voltage sags and surges, and power outages. These disturbances, while typically lasting less than two seconds, can have significant financial and operational effects on companies doing business in the digital economy. Even brief disturbances or fluctuations can damage sensitive equipment or cause microprocessor-based equipment to become inoperable for lengthy periods of time. The U.S. Department of Energy estimates the average cost of downtime due to power disturbances as follows:

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

Power Quality Systems: Uninterruptible Power Supplies and Continuous Power Systems

There are a variety of approaches that attempt to address the deficiencies of power delivered by the electric utility grid. Conventional power quality systems have been constructed from an array of devices, including batteries for short-term power disturbances, engine generators, commonly referred to as “gensets,” for longer-term outages, and electronics to control the two. Power electronics that continuously monitor and adjust, thereby smoothing out and maintaining frequency, the power provided by the utility is referred to as an uninterruptible power supply, or UPS. A UPS coupled with a short-term (seconds to minutes) energy storage device and a genset to protect against longer-term outages (minutes to hours or days) is referred to as a continuous power system, or CPS.

A UPS protects sensitive systems from sags, surges and other temporary interruptions in utility-supplied power. A UPS consists of solid-state switches and electronics that are connected to both the electric utility grid and a short-term backup power source, typically lead-acid batteries. The UPS electronics monitor the power from the electric utility grid. If the UPS determines that the power being supplied from the grid is unacceptable or that insufficient power is being supplied, it will draw power from the backup power source to ensure uninterrupted, quality power. These backup power sources typically provide 5 to 15 minutes of backup power before the batteries are depleted.

A CPS provides backup power indefinitely. As described above, if the UPS determines that there is a power quality or power reliability problem, it initially switches to the short-term backup power source to provide power to the load. If, however, the disturbance lasts for an extended period (typically, more than 5 to 10 seconds), the CPS genset is activated and begins to provide backup power. The genset can remain operational for as long as it has adequate fuel. Internet service providers, data processing centers, semiconductor plants, hospitals and broadcast facilities all use CPSs to keep critical business equipment operating when electric utility grid power falters.

The following diagrams depict a conventional UPS and CPS:

Limitations of Conventional UPS and CPS

Conventional battery-based UPS and CPS devices have evolved out of a makeshift combination of diesel engines, generators, lead-acid based automobile batteries and UPS electronics. We believe that this patchwork approach to UPS and CPS has resulted in systems that are less efficient, less reliable and more expensive than necessary. The lead-acid batteries that provide “ride-through,” or short-term backup power, for the UPS and CPS, are the most unreliable and most costly element of conventional power quality and reliability solutions. Lead-acid batteries have numerous problems, including:

Reliability

•	Relatively high failure rate—Batteries are deployed in strings (several battery cells connected in series) and have high failure rates due to heat build-up and acid leaks, among other reasons.

•	Limited life based on usage—When batteries are repeatedly used at close to their maximum power output, their power output capacity can rapidly decrease, reducing the batteries’ effectiveness over time.

Cost

•	Frequent replacement required—Regardless of usage, batteries have a limited useful life and must be replaced every 2 to 6 years, depending upon the type of battery, its use, environment and other factors.

•	High maintenance—Batteries must be regularly inspected, generally every three months, to detect problems. Batteries also require periodic testing to determine their power output capacity, which degrades over time.

•	Bulky—Generally, multiple batteries forming banks or strings must be used to support UPS functions. They also must be spaced apart to prevent uncontrolled heating. Batteries therefore can consume valuable space which otherwise could be allocated to revenue generating equipment.

•	Temperature sensitivity—Unless cooled and ventilated by costly air conditioning systems, battery life will rapidly degrade.

Environmental

•	Toxicity—Batteries contain toxic materials such as lead and sulfuric acid.

•	Disposal—State and federal environmental regulations governing battery disposal are rigorous and costly.

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

CleanSource® DC

CleanSource DC is the first commercially viable, non-chemical replacement for lead-acid batteries used for short-term backup power in power quality installations. As opposed to the chemical energy stored by batteries, our patented flywheel energy storage system stores kinetic energy by spinning constantly in a patented low-friction environment. When the UPS electronics detect a power disturbance, CleanSource DC draws upon the power stored as kinetic energy in the flywheel to generate backup power. Our CleanSource flywheel energy storage system is compact, quiet and has demonstrated field proven reliability. The CleanSource DC is compatible with all major brands of UPS.

CleanSource DC can operate in conjunction with or can replace battery strings used in UPS and CPS systems and can replace the batteries now used with fuel cells and microturbines to meet peak power demands. This system is available in a variety of delivered power ratings up to 500 kW per flywheel system. We also can configure the units in parallel to achieve higher power. CleanSource DC has been designed for much longer service intervals and more extreme environments than typical lead-acid battery installations. Our first CleanSource DC unit was placed in service in March 1997. In September 2001 we commercially launched our second-generation CleanSource DC product. Compared to its predecessor, the current CleanSource DC has a much faster recharge time and a reduced part count. Our installed CleanSource DC units have accumulated over 5 million hours of field proven reliability. The CleanSource DC comprised approximately 4% of our revenue during 2004.

CleanSource® UPS

We built on the technological success of CleanSource DC by creating a battery-free UPS, CleanSource UPS, which is the primary focus of our current sales efforts. Instead of a UPS and string of batteries in two separate cabinets, we have integrated the UPS electronics with our flywheel energy storage system into one compact cabinet. Our installed CleanSource UPS units have accumulated over 7 million hours of field operation.

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

Due to its unique design, CleanSource UPS can be competitively priced versus the installed cost of a conventional battery-based UPS. Due to its high efficiency and long service life, we believe that the total cost of ownership of CleanSource UPS, which includes the purchase price, installation, maintenance and energy costs accumulated over a ten year period, is less than half of that of conventional battery-based UPS systems. We designed CleanSource UPS to be compatible with new and installed standby generators, extending their application to use in a CPS. The power range offerings of our CleanSource UPS product line is currently at 65 kVA – 3600 kVA.

Our 1200 kVA CleanSource UPS platform can be deployed in parallel configurations, of up to three, to provide up to a 3600 kVA power quality system. The customers of high power UPS systems demand that they be highly configurable. Accordingly, we will continue some development effort on these custom systems to meet customer needs, but we intend to focus on a few core configurations. We believe that the ability to parallel our high power UPS should allow us to address the multi-megawatt market for power quality equipment by offering our customers a large building block, thereby requiring fewer UPS systems, to address their multi-megawatt power quality needs. We expect to ship our first paralleled 1200 kVA UPS system in the first half of 2005.

CleanSource XR. We are currently engaged in new product development initiatives relating to a battery-free extended runtime product for segments of the market where customers require minutes to hours of backup power because they typically do not have backup generators. Applications demanding such extended runtime are, for example, the mid-range UPS market (roughly defined as five to 200 kVA), where 15 minutes of backup power is required to allow the customer a graceful shutdown of its critical equipment. Other applications for our extended runtime technology include the cellular tower backup market, where low power (typically two to five kW) is required for four to 12 hours and utility load leveling applications where energy is stored during off-peak hours for delivery during peak demand hours.

We shipped an evaluation unit of the CleanSource XR in December 2004 and intend to ship more CleanSource XR evaluation units in the first half of 2005. We believe we will begin commercial production of this product in the second half of 2005. The initial version of the CleanSource XR will target the mid-range UPS market described above. Follow on versions will be specifically designed for the cellular tower backup market. We anticipate that our evaluation units will be tested in both of these applications. This new product can be sold with new UPS purchases or into existing UPS installations to replace lead-acid batteries.

Our Business Strategy

Our goal is to become a leading supplier of power quality and reliability equipment and services. Key elements of our strategy include:

Design, Manufacture and Market Optimal Solutions For Targeted Markets

We design products for specific markets. Our first products, CleanSource DC and CleanSource UPS, put this principle into practice. With CleanSource DC, we created a flywheel product to meet the specific needs of the UPS market. In so doing, we overcame the design constraints that had hampered preceding flywheel programs and produced the first commercially viable alternative to lead-acid batteries. We built on the success of CleanSource DC by developing our second product, the CleanSource UPS, to specifically address the market’s growing demand for compact and reliable power protection. We intend to continue to identify market needs for the power industry and design products to address those specific needs.

Leverage Our Core Technologies to Develop Next Generation Products

We intend to continue to use our expertise in power electronics and advanced electromechanical technologies, combined with an integrated solutions approach to developing new products, to create innovative products that lower the cost and increase the quality of electric power. We are also leveraging our market knowledge and our expertise in battery-free energy storage to develop our CleanSource XR product line to address those markets where customers want minutes to hours of backup power runtime.

Distribute and Market Our Existing Products Through Multiple Channels

We currently sell our products through multiple channels. We sell our higher power CleanSource UPS products and our CleanSource DC products through leading original equipment manufacturer, or OEM, customers, as well as though our own Active Power branded sales channel.

We believe that the OEM sales channel enables us to rapidly introduce our products into established customer and dealer networks and promote the adoption of our new technologies. The OEM customers also give our technology credibility and accelerate its acceptance with end-user customers. To date, our most important OEM relationship is with Caterpillar, a worldwide distributor of the CleanSource UPS product line. Additionally, we have consolidated the domestic OEM distribution of our CleanSource DC product with a leading UPS company, Eaton Power Quality Corporation (formerly known as Powerware Corporation).

Our Active Power branded sales channel consists of direct sales employees, sales agents and manufacturer’s representatives throughout North America and in several other global regions. This Active Power branded sales and distribution channel has increased our end-user interaction and allowed us to serve regions and customers not covered by our OEM customers. We believe this multiple channel distribution model provides us the broadest market coverage and gives us the best opportunity to efficiently maximize customer awareness and sell our products. Internationally, we rely on our OEM customers such as Caterpillar, Fuji Electric (in

Japan) and Vega Power (ASEA E&T) (in Korea) to sell our products. In addition, similar to our domestic strategy we have broadened our market reach by selling direct into countries not covered by our OEM customers.

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

Market Opportunities

A 2001 study by the Electric Power Research Institute estimated that electric power disturbances annually cost U.S. businesses between $119 and $188 billion. According to industry sources, businesses are spending billions annually on power quality and reliability products in an attempt to prevent these losses. Our existing products, and products currently under development, are targeted at a portion of the $1.6 billion 20 kVA and up segment of the overall UPS market, estimated to be approximately $5.0 billion. We believe that our products are superior alternatives or improvements to conventional UPS and CPS products and should be able to penetrate this segment of the power quality industry. To capture more of the UPS market during 2004, we expanded our product line by adding products that focus on the higher power segments of the market, and we are currently developing products with longer runtime options than we currently offer. With our current products, we intend to focus on the following opportunities:

Current Products (CleanSource DC and CleanSource UPS)

Industrial. A 2001 Electric Power Research Institute study on recurring U.S. power problems estimated that the average U.S. manufacturing facility experienced in excess of 20 power disturbances annually. Exacerbating this problem, manufacturing organizations are employing increasing levels of automation, especially process and machine control, communications and computerized optimization of material flow. Brief power disturbances result in lost material, lost data and worker and plant down time, and can be very expensive. Industries with the potential to suffer significant loss from power disturbances include semiconductor and pharmaceutical manufacturing, textiles, batch processing and precision machining. Moreover, the environments of many industrial applications can be severe, and our flywheel-based products are much more capable of operating in these conditions than battery-based systems.

Commercial Facilities. Many commercial facilities such as office buildings, hospitals, broadcast TV and government facilities now have a large number of computers or servers. Historically, these businesses and their personal computer networks have been unprotected from power disturbances or have only been spot-protected with a small PC UPS under each person’s desk. A single CleanSource UPS system can protect as few as 200 PCs more cost-effectively than many small PC UPS products. During 2004 we made significant progress in these commercial industries. We expect to continue pursuing these markets through our advertising, marketing and sales efforts.

High Power Installations. With the introduction of our new 1200 kVA UPS family of products, we now have a much more competitive product for the mega-watt class UPS market. High power installations are not limited to any one particular industry, but, by way of example, can include semiconductor plants, large hospital or medical complexes, large industrial manufacturing plants and airports. Our 1200 kVA UPS platform allows us to compete for large system deals where there are fewer competitors. Furthermore, because batteries are typically not as practical in high power installations, customers are more likely to be comfortable with our products because they are already familiar with battery-free alternative technologies such as flywheels.

Future Products (CleanSource XR)

Extended Run-Time (CleanSource XR) Applications. As we enter into commercial production of our extended runtime CleanSource XR product, we will initially focus on the mid-range 3-phase UPS market. Because this product can provide a minute-for-minute replacement for batteries, our product will be sold to the very same customers that currently buy battery-based UPS systems. Specifically, a large portion of the five to 200 kVA UPS market does not have a backup generator. These customers need five to 15 minutes of runtime from the energy storage system. The initial version of CleanSource XR will target these customers. The extended runtime features of the CleanSource XR technology could also be applied to a portion of the telecommunications market, estimated to be 4 billion dollars, where customers are looking for hours of backup protection for their cellular towers.

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

While we retained sole ownership of the underlying flywheel energy storage technology, we jointly own with Caterpillar intellectual property directed to the integration of UPS electronics with CleanSource DC. Either we or Caterpillar may license to others the intellectual property that we jointly own without seeking the consent of the other and the licensing party will solely retain all licensing revenue generated by licensing the joint intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. To date neither party has licensed the technology to a third party.

Distribution Agreement. We also have a distribution agreement with Caterpillar. During 2004, 2003 and 2002, we received approximately 54%, 60% and 81%, respectively, of our product revenue from Caterpillar and its dealer network under this agreement. The principal provisions of this agreement are summarized below:

•	Caterpillar has semi-exclusive worldwide rights to distribute Cat UPS under the Caterpillar brand name;

•	If Caterpillar meets minimum semi-annual sales requirements, we will not sell Cat UPS to specifically identified competitors of Caterpillar until January 1, 2007 or the termination of the distribution agreement (Caterpillar has not met the minimum annual sales requirements); and

•	We will provide Caterpillar the same warranty Caterpillar provides to its customers who purchase electric power generation products (one year from delivery to the end-user).

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

CleanSource DC Distributors

Eaton Power Quality Corporation. In addition to our direct distribution of the CleanSource DC products, we also sell these products through OEM customers domestically and abroad. Eaton Power Quality is a global leader in power systems technology and has a broad range of UPS products and services available worldwide. Eaton Power Quality sells and services the CleanSource DC product with its uninterruptible power systems, delivering a battery-free power solution. Eaton Power Quality has a well established sales and service network that allows it to provide an effective sales channel and quality service to our end-users around the world.

GE Digital Energy. We have a purchase agreement with a division of General Electric responsible for power quality equipment. GE has the non-exclusive right to purchase and sell our CleanSource DC products in North America. Sales of our products through this channel were negligible in 2004. Currently, we are not anticipating additional sales of our CleanSource DC products through this channel in 2005.

In addition to Eaton Power Quality and GE, we have distribution agreements with other OEM customers that seek to address other geographical areas (e.g., Japan and The Republic of South Korea). To date, however, none of these distributors have generated significant revenue for us.

Sales, Marketing and Support

Sales and Marketing

For the last several years our sales activity was focused principally on training and supporting our OEM customers. Since 2000 we have hosted numerous Caterpillar dealers and Eaton Power Quality sales representatives to promote awareness of our UPS and DC products and to demonstrate the capabilities and market opportunities of these products. We further implemented several programs aimed at increasing OEM engagement and focusing on selling our products. We also conduct regular intensive sales programs in conjunction with our OEM customers throughout the United States and in Europe. These sales programs were used to increase product awareness and to generate sales leads for the OEM customer.

We expanded our distribution channels in 2003 and 2004, which has increased product acceptance and helped us build upon the success of our established OEM channels. We complement our OEM channels by using manufacturer’s representatives, direct sales employees and sales agents for certain products and regions to increase our market coverage. We also employ a small, geographically dispersed sales force to assist our channel partners in their sales efforts.

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

In 2004 we increased our marketing efforts in support of our manufacturer’s representatives and more actively promoted our Active Power branded products through advertising and trade show appearances.

Service and Support

Similar to our sales and marketing activities, we spent the majority of 2004 educating and training our OEM customers on the service and maintenance of our products. We believe their engagement will reduce the need for a large internal support organization by enabling our OEMs to provide installation, service and primary support to their customers. We also trained personnel from third party service organizations, who provide service support for our Active Power branded channel in areas where it is impractical to staff an Active Power employee. The training programs are hosted at our Austin, Texas location where we have a sophisticated training facility and where the service people can get hands on experience working on our products. All of our OEM customers must be certified by Active Power in order to service our products.

In 2005 we anticipate that our service organization will become more focused on generating revenue through the sale of Active Power service contracts. Our OEM customers sell service contracts for our products that they sell and, therefore, our service department has historically focused on training those OEM customers. As the Active Power branded channel continues to grow, we anticipate that we will increase our service revenue. We believe that in 2005 our service organization will continue its shift in focus from OEM support to revenue generation.

Our Customers

Through 2003 our primary customers have been OEMs. Our most significant OEM customer has been and continues to be Caterpillar, which distributes CleanSource UPS under its brand name. In 2001 we also entered into a semi-exclusive arrangement with Eaton Power Quality to distribute our CleanSource DC product and expect this relationship to continue.

During 2004 we continued to make progress with our Active Power branded sales channel by selling CleanSource UPS and CleanSource DC products directly and through manufacturer’s representatives throughout North America and in several other global regions. This new sales and distribution channel has increased our end-user interaction and allowed us to respond to customer needs more quickly. Our Active Power branded sales channel contributed 40% of our revenues during 2004, as compared to 25% in 2003. We believe this multiple channel distribution model provides us the broadest market coverage and gives us the best opportunity to maximize customer awareness and sell our products. We intend to continue to evaluate selected development and distribution partnerships to develop and distribute our future products, including the CleanSource XR, into selected markets in order to achieve broad market penetration.

End use industries for our products include airports, plastics manufacturers, hospitals, paper products manufacturers, credit card processors, advanced data centers, broadcasters, semiconductor manufacturers, pharmaceutical manufacturers, casinos and electric utilities. We see this broad industry application continuing through 2005, as we believe that our products address the power quality requirements of a wide range of industries. We further believe that the CleanSource XR will provide us additional inroads into these, as well as other, markets, such as the cellular tower backup market.

During 2004, 2003 and 2002, Caterpillar and its dealer network accounted for 54%, 60% and 81%, respectively, of our total revenue. During 2004, 2003 and 2002, Eaton Power Quality accounted for approximately 2%, 6% and 12%, respectively, of our total revenue. One other customer, to whom we sold directly, located in Africa accounted for 26% and 4% of revenue in 2004 and 2003, respectively. No other customer accounted for more than 10% of our revenue during 2004, 2003 and 2002. Due to our distribution agreement with Caterpillar, we anticipate that revenue from Caterpillar will comprise the largest single percentage of our revenue from any customer in 2005.

Technology

Flywheel Energy Storage System

Our patented flywheel energy storage system stores kinetic energy — energy produced by motion — by constantly spinning a compact rotor in a low-friction environment. When the user requires short-term backup power — i.e., when the electric power used to spin the flywheel fluctuates or is lost — the wheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity for short periods. We believe that, relative to other energy storage alternatives, our system provides high quality, reliable power at the lowest cost.

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

Rather than rely on the flywheel concepts developed for other applications, we focused our development efforts on providing products that meet the specific needs of the power quality and reliability market. Users requiring backup power products want products that can deliver high quality, reliable power at the lowest cost. As a result of these needs, we developed a flywheel system that operates at significantly lower speeds, under 8,000 rotations per minute. These speeds are comparable to those of automobile engines and industrial machinery. This lower flywheel speed has allowed us to develop a lower cost design by using an inexpensive bearing system and conventional steel in place of expensive composite materials.

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

The flywheel rotor is designed to spin in a near frictionless environment by the use of a low-cost, combination magnetic and mechanical bearing system. The friction in the spinning chamber is further reduced by the creation of a partial vacuum, which reduces the amount of air in the chamber that otherwise creates drag on the flywheel rotor. The flywheel rotor stores energy in the form of kinetic energy by constantly rotating within the vacuum container. As the flywheel rotor slows down when a user requires power, the rotor’s magnetism is increased as it rotates past copper coils contained in the armature to generate constant output power. This enables the flywheel system to provide between 10 and 60 seconds of electricity during power disturbances. While a lead-acid battery can typically provide backup power for a much longer period, this capability usually is not required when a customer also employs a backup generator. Our flywheel-based system can provide ride-through, or temporary, power for the majority of power disturbances, such as voltage sags and surges, and can bridge the gap between a power outage and the time required to switch to generator power.

We have verified our flywheel design with both internal and external three-dimensional finite element analysis, as well as tests designed to determine the flywheel’s safety at varying speeds. We test each flywheel rotor with stringent quality control methods. These tests have demonstrated a factor of safety consistent with common industrial machines such as large motors and generators.

The CleanSource Flywheel Products

Our unique flywheel energy storage system device is being used in the two products we currently offer: CleanSource DC and CleanSource UPS. The CleanSource UPS design takes advantage of the many component similarities between the CleanSource DC and a traditional UPS system. The UPS electronics we use in the CleanSource UPS product line are the latest in power semiconductor devices, which use highly reliable and efficient insulated gate bipolar transistors. This results in an efficient, highly responsive power conditioning system that can protect sensitive customer power requirements from even the briefest of electric power anomalies. Tightly integrating these power electronics with our flywheel energy storage system results in an efficient and compact UPS system.

Our newest addition to the CleanSource UPS family is the high power, 1200 kVA UPS product, for which shipments began in late 2003. This product uses a separate power electronics platform than the CleanSource UPS systems in the 65 kVA– 900 kVA power ranges. With its compact and efficient design, our 1200 kVA product gives us a significant competitive advantage in the megawatt-class UPS market, which is currently served by only a few battery-free companies. During 2004, we developed the ability to place up to three of these 1200 kVA UPS systems together in parallel, thereby creating a 3600 kVA UPS. This high power building block will allow us to more effectively compete for very large high power installations where only a few competitors exist.

CleanSource XR

In September 2004 we launched a new battery-free technology that utilizes thermal and compressed air storage (TACAS) to provide backup power for an extended runtime (minutes to hours, depending on the application). Our first product based on this TACAS technology platform is being marketed as CleanSource XR.

The CleanSource XR stores compressed air energy (in standard air cylinders) and thermal energy in a thermal storage material. During standby operation (when utility power is present), breathable air is compressed into the cylinders and some electricity is used to keep the thermal storage material heated using basic heating elements. In the event of a power disturbance, a valve is opened releasing the compressed air, which is routed through the thermal storage unit to gain energy. This heated air is then applied to an air turbine that spins at high speeds and turns an alternator, which generates power that is used to support the critical load. Depending on the application, this product provides backup power for minutes to hours. When utility power is restored, the CleanSource XR can electrically recharge by using some electricity to compress air back into the cylinders and to re-heat the thermal storage material. We shipped our first evaluation unit of the CleanSource XR to a customer in December 2004 and intend to ship several more during the first half of 2005. We intend to begin commercial production of the CleanSource XR in the second half of 2005.

Research and Development

We believe that our research and development efforts are essential to our ability to successfully deliver innovative products that address the needs of our customers as the market for power quality products evolves. Our research and development team works closely with our marketing and sales team and OEMs to define product requirements to address the specific needs of the power quality market. Our research and development expenses were $9.8 million, $9.1 million and $10.7 million in 2004, 2003 and 2002, respectively. We anticipate maintaining significant levels of research and development expenditures in the future, although our research and development expenses should decrease as a percentage of sales revenue as sales volume increases. At December 31, 2004, our research, development and engineering team consisted of 49 engineers and technicians.

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

During 2001 we substantially expanded our manufacturing facilities and capacity in order to support our projected volume demand for our products. Economic conditions and business levels during the second half of 2001, 2002 and 2003 were slower than what we anticipated. In response to this, we reduced our manufacturing workforce by approximately 30% in the fourth quarter of 2002, and by an additional 42% in the second quarter of 2003. We believe that our current workforce, facilities and inventory levels will be sufficient to handle our near term sales demand. Over time we will need to hire additional manufacturing personnel to address anticipated sales volume increases.

Proprietary Rights

We rely on a combination of patents and trademarks, as well as confidentiality agreements and other contractual restrictions with employees and third parties, to establish and protect our proprietary rights. We have filed dozens of patent applications before the United States Patent and Trademark Office, of which 36 have been issued as patents. Additionally, we have made a concerted effort to obtain patent protection abroad for our technology by continuing to file patent applications in Europe and Asia. Our patent strategy is critical for preserving our rights in and to the intellectual property embodied in our CleanSource product line and newer technologies. As a manufactured, tangible device that is sold rather than licensed, our products do not qualify for copyright or trade secret protection. To enforce our ownership of such technology, we principally rely on the protection obtained through the patents we own, as well as state unfair competition laws. We intend to aggressively protect our patents, which would include bringing legal actions if we deem it advisable.

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

Our CleanSource DC product competes with makers of lead-acid batteries and groups that are developing their own battery-free technologies for UPS applications. Substantially all of the sales of DC product for UPS applications are comprised of lead-acid batteries rather than battery-free technologies, such as CleanSource DC. Of the makers of battery-free products, Piller currently offers a flywheel energy storage system that competes with the CleanSource DC. However, the Piller flywheel is only available with Piller’s proprietary UPS system. Another company, Pentadyne, has just recently begun offering a DC flywheel energy storage system, but that unit operates at power levels below that of the CleanSource DC. In the 500 kW and lower power range, we believe that we have a substantial majority of the installed base of flywheel products. In the overall flywheel market, we believe that Piller and we each have approximately half of the installed flywheel units. Examples of other technologies potentially competitive with CleanSource DC include high-speed composite flywheels, ultra capacitors and superconducting magnetic energy storage. To date, however, we believe that none of these technologies has achieved a sufficient presence in our market to be considered a competitor.

The CleanSource UPS competes primarily with battery-based UPS manufacturers such as Eaton Power Quality, Liebert and MGE UPS Systems, of which Eaton Power Quality is also a CleanSource DC distributor. The CleanSource UPS also competes with battery-free systems from Piller, Hitec and KS Techniques (previously EuroDiesel). The successful market penetration of the CleanSource UPS depends on our ability to compete with existing double-conversion, battery-based UPS systems. Our current product has a shorter runtime than the battery-based systems (approximately 15 seconds as compared to 5-15 minutes) and also a greater installed cost. However, the CleanSource UPS offers a lower life-cycle cost, higher efficiency, broader power range and a more compact footprint that allows us to compete successfully with these alternatives.

With the 1200 kVA CleanSource UPS we are competing with the same group of competitors mentioned above. However, this mega-watt class UPS market currently comprises the largest percentage of battery-free UPS systems in the UPS market. We believe the broader market acceptance of battery-free technologies in this power range should strengthen our competitive position and increase our potential market penetration.

Employees

At December 31, 2004, we had 135 employees, with 49 engaged in research and development, 48 in manufacturing, sourcing and service, 24 in sales and marketing, and 14 in administration, information technology and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We maintain an Internet site, the address of which is www.activepower.com. We make available free of charge through this site, under the heading “Financial Reports” at the address http://www.activepower.com/index.asp?pg=company_financial_reports, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Additional Factors That May Affect Future Results

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

We have incurred operating losses since our inception and expect to continue to incur losses for at least the next several quarters. As of December 31, 2004, we had an accumulated deficit of $157.8 million. To date, we have funded our operations principally through the sale of our stock, product revenue and $10.0 million in development funding payments from Caterpillar.

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

We have generated a total of $62.6 million in product revenue since January 1, 1998, with $4.8 million generated in the three months ended December 31, 2004. We are uncertain whether our products will achieve market acceptance such that our revenue will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses, if desired, in a timely manner to offset any revenue shortfall. If our revenue does not increase as anticipated, we will continue to incur significant losses.

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

Our product revenue, expense and quarterly operating results have varied in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. As a result you should not rely on our operating results during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. These factors include, among others:

•	the timing of orders from our customers and the possibility that these customers may change their order requirements with little or no advance notice to us;

•	the rate of adoption of our flywheel-based energy storage system as an alternative to lead-acid batteries;

•	the deferral of customer orders in anticipation of new products from us or other providers of power quality systems;

•	the ongoing need for short-term power outage protection in traditional UPS systems;

•	the uncertainty regarding the adoption of our current and future products, including the CleanSource UPS and CleanSource DC products, as well as our other products which are currently under development, including the CleanSource XR;

•	the timing of deferred revenue components associated with large orders;

•	Expenses related to the requirement to expense employee stock options, which are a significant portion of our employee compensation and retention;

•	the rate of growth of the markets for our products; and

•	other risks described below.

There is a substantial amount of product held as inventory by several of our OEM customers. If these OEMs fill their orders from existing stock instead of our factory, our revenue will suffer.

Several OEMs purchased a substantial number of our CleanSource DC and UPS systems during 2001, many of which have remained in those OEMs’ inventories rather than being sold to end-user customers. During 2004, Caterpillar dealers’ stocking levels declined by approximately $4.2 million, or 48%. As our OEMs fill some of their orders with existing inventory stock, as opposed to placing orders with Active Power, our revenue will suffer for the next few fiscal quarters as this inventory held by these OEMs is reduced.

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations.

The percentage of our product revenue derived from customers located outside of the United States was 50%, 48% and 37% in 2004, 2003 and 2002, respectively. Our international operations are subject to a number of risks, including:

•	increased complexity and costs of managing international operations;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws, regulations and tax schemes;

•	greater difficulty in the contracting and shipping process and in accounts receivable collection and longer collection periods;

•	political and economic instability, particularly in the Middle East and Northern Africa;

•	greater difficulty in hiring qualified technical sales and applications engineers; and

•	greater currency exchange risk.

To date, the majority of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering our products less competitive. As the Company increases sales in foreign markets, it is making more sales that are denominated in other currencies, primarily Euros. Those sales in currencies other than U.S. dollars can result in translation gains and losses. Currently, we do not engage in hedging activities for our international operations. However, we may engage in hedging activities in the future.

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

Our business is dependent on the market for power quality products and the health of the overall economy, and if this market does not expand as we anticipate, if alternatives to our products are successful, or if the potential end-user customers limit capital spending due to overall economic conditions, our business will suffer.

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

Our operating results can vary significantly based upon the impact of global economic conditions on our customers. More specifically, the macroeconomic environment and capital spending has declined in recent years. Our operating results depend on the overall demand for power quality products. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for power quality products caused by a weakening economy resulted in decreased revenues. We may be especially prone to this as a result of the relatively high percentage of revenue we have historically derived from the high-tech industry, which was more significantly impacted by the economic decline than other industries. Customers may defer or reconsider purchasing our products if they continue to experience a lack of growth in their business or if the general economy fails to continue to improve and stabilize.

As a result of all of the foregoing, we cannot assure you that our revenues will grow or remain stable in future periods or that we will become profitable. In addition, in some future quarters our financial results may be below the expectations of public market analysts or investors. In such event, the market price of our common stock would likely fall.

We are subject to risks relating to product concentration and lack of revenue diversification.

We derive a substantial portion of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products, is therefore, critical to our future success. In addition, substantially all of our products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products. Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

•	a decline in demand for any of our more significant products, including CleanSource UPS or CleanSource DC;

•	failure of our products to achieve continued market acceptance;

•	an improved version of our products being offered by a competitor;

•	technological change that we are unable to address with our products; and

•	a failure to release new products on a timely basis and/or the failure of these products to achieve market acceptance.

We have limited product offerings and our success depends on our ability to develop in a timely manner new and enhanced products that achieve market acceptance.

Our future success will depend on our ability to reduce our dependence on a few products by developing and introducing to the market new products and product enhancements in a timely manner. Specifically, our ability to capture significant market share depends on our ability to develop and market extensions to our existing UPS product line at higher and lower power range offerings, and on our ability to develop and market our extended runtime products, such as the CleanSource XR. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance, which would substantially impair our revenue, profitability and overall financial prospects. Successful product development and market acceptance of our new products depend on a number of factors, including:

•	changing requirements of customers;

•	accurate prediction of market and technical requirements;

•	timely completion and introduction of new designs;

•	quality, price and performance of our products;

•	availability, quality, price and performance of competing products and technologies;

•	our customer service and support capabilities and responsiveness;

•	successful development of our relationships with existing and potential customers; and

•	changes in technology, industry standards or end-user preferences.

Failure to expand our distribution channels and manage our existing and new product distribution relationships could impede our future growth.

The future growth of our business will depend in part on our ability to expand our existing relationships with distributors, to identify and develop additional channels for the distribution and sale of our products and to manage these relationships. As part of our growth strategy, we may expand our relationships with distributors and develop relationships with new distributors. We will also look to identify and develop new relationships with additional parties that could serve as an outlet for our products, including the CleanSource XR. For example, we recently broadened our sales and distribution channel by offering our products through manufacturer’s representatives throughout North America and internationally. Our inability to successfully execute this strategy, and to integrate and manage our existing OEM channel partners, Caterpillar and Eaton Power Quality, and our new manufacturer’s representatives could impede our future growth.

We are heavily dependent on our relationship with Caterpillar, our primary OEM customer. If our relationship is unsuccessful, for whatever reason, our business and financial prospects would likely suffer.

If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the Cat UPS product is not successful, our business and financial prospects would likely suffer. During 2004, 2003 and 2002, Caterpillar and its dealer network accounted for 54%, 60% and 81% of our product revenue, respectively. Pursuant to our distribution agreement with Caterpillar, they are the exclusive OEM distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units. Through December 31, 2004, pursuant to our development agreements Caterpillar has provided us with $10.0 million in funding to support the development of the Cat UPS product line and other development efforts. In exchange for these payments, Caterpillar received co-ownership of the proprietary rights in this product. Either Caterpillar or we may license to others the intellectual property that we jointly own without seeking the consent of the other, and the licensing party will solely retain all licensing revenue generated by licensing this intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. Caterpillar may terminate this agreement at any time by giving us 90 days advance written notice.

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

In May 2001 we completed a 127,000 square foot facility used for manufacturing and testing our three-phase product line, including our DC and UPS products. In order for us to fully utilize the capacity of the facility and allocate its associated overhead, we must achieve significantly higher sales volumes. We have not been successful at increasing our sales volume following the facility expansion and we may never increase our sales volume to necessary levels. We do intend to manufacture and test our CleanSource XR in this facility. If we do not reach these sales volume levels, or if we cannot sell our products at our suggested prices, our ability to reach profitability will be materially limited.

Quality problems relating to one or more of our new or existing products could negatively impact the market’s acceptance of our products and cause us to miss our revenue goals and/or to incur significant liability.

Because of the nature of the power quality and reliability market, quality problems attributable to the CleanSource DC, CleanSource UPS or CleanSource XR product lines could significantly affect the market’s perception of our products and slow or limit their acceptance. This would substantially impair our revenue prospects. Moreover, quality problems for our product lines could cause us to delay or cease shipments of products, or recall products, thus impairing our revenue or cost targets. In addition, while we seek to limit our liability as a result of product failures or defects through warranty and other limitations, if one of our products fails, a customer could suffer a significant loss and seek to hold us responsible for that loss.

We are subject to increased inventory risks and costs because we outsource the manufacturing of components of our products in advance of binding commitments from our customers to purchase our products.

To assure the availability of our products to our customers, we outsource the manufacturing of components prior to the receipt of purchase orders from customers based on their forecasts of their product needs and internal product sales revenue forecasts. However, these forecasts do not represent binding purchase commitments and we do not recognize revenue for such products until the product is shipped and title is transferred to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. As demand for our products may not materialize, this product delivery method subjects us to increased risks of high inventory carrying costs, obsolescence and excess, and may increase our operating costs. In addition, we may from time to time make design changes to our products, which could lead to obsolescence of inventory.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. There is a limited supply of skilled employees in the power quality marketplace. A decline in our stock price has resulted in a substantial number of “underwater” stock options, which may cause certain of our employees to seek employment elsewhere as a result of this decreased financial incentive. In April 2003, we reduced our workforce throughout all of our departments. If we experience significant demand for our products in the near term, we may have difficulty hiring and training qualified new employees to meet this demand. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace departing employees, our operations and new product development may suffer.

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

Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities or the development of our manufacturing capabilities with our revenue and our cash on hand. We expect that our current cash, including the proceeds of our February 2005 private placement of shares of our common stock, and investments, together with our other available sources of working capital, will be sufficient to fund development activities for at least 12 months. However, unforeseen delays or difficulties in these activities could increase costs and exhaust our resources prior to the full commercialization of our products under development. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

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

Historically the market price of our common stock has fluctuated significantly. In 2004 the sales price of our common stock ranged from $2.53 to $4.95. The market price of our common stock can be expected to fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

ITEM 2. Properties.

As of December 31, 2004, our corporate headquarters facility, which houses our administrative, information systems, marketing, manufacturing, sales and service and support groups, consists of approximately 127,000 square feet in Austin, Texas. We lease our corporate headquarters facility pursuant to a lease agreement that expires in December 2007, with options to extend through 2011. Our engineering facility of approximately 19,600 square feet is also located in Austin, Texas pursuant to a lease agreement that expires in March 2006.

ITEM 3. Legal Proceedings.

Magnex Corp, et al. v. Joseph Pinkerton et al.

On March 25, 2002, Magnex Corp., White Enigma LLC and their individual principals (Paul Hodges and Randy Bergeron, respectively), named Active Power, along with Joseph F. Pinkerton, III, our Chairman, President and Chief Executive Officer, Pinkerton Generator, Inc. (a corporation in which Mr. Pinkerton was an officer, director and the primary shareholder), and Caterpillar Inc. as defendants in a complaint filed in Michigan state court in the Circuit Court for the County of Wayne alleging a breach of a joint venture agreement, misappropriation of trade secrets and the commission of other torts relating to that joint venture. Caterpillar was subsequently dismissed from the case.

We, along with Mr. Pinkerton and Pinkerton Generator, settled the Magnex lawsuit on or about August 16, 2004. On or about October 15, 2004, we agreed to amended settlement terms in the form of two Mutual Release and Settlement agreements, and as a result, an Order of Dismissal with Prejudice was filed with the Michigan state court in the Circuit Court for the County of Wayne. The Mutual Release and Settlement agreements separated the Active Power portion of the settlement from the portions affecting Mr. Pinkerton and Pinkerton Generator. The settlement agreement between the plaintiffs and Active Power provides that (i) we pay the remaining plaintiffs $3.994 million in cash and (ii) the plaintiffs transfer, assign, and otherwise release to us all rights to certain technology related to the joint venture allegedly held by the plaintiffs. The agreement further provides a covenant by the plaintiffs to not bring any subsequent suit against us.

We paid settlement amounts of $280,000 in April 2004, $806,000 in August 2004 and $3.994 million in October 2004, for a total litigation settlement expense of $5.08 million in 2004. Included in the $3.994 million litigation settlement expense is a $400,000 recovery from a counterclaim for a default judgment we filed against one of the Magnex plaintiffs, $200,000 of which will be paid to Comerica Bank as payment for the default judgment. The $200,000 net recovery has been recorded as a reduction of the litigation settlement liability and litigation settlement expense during the fourth quarter of 2004.

Active Power, Inc., et al. v. Greenwich Insurance Company

On July 16, 2004 we filed a lawsuit against Greenwich Insurance Company seeking coverage under an insurance policy providing for management liability and company reimbursement coverage in connection with the Magnex lawsuit described above.

This case seeks a declaratory judgment that we are entitled to coverage under our policy with Greenwich Insurance Company and also alleges breach of contract for Greenwich’s failure to fulfill its contractual obligations under the policy. This case was filed in the Travis County District Court, in Texas state court. An amended petition was filed on September 14, 2004. Discovery in this case is underway.

In the event of any recovery in this action, we will retain an amount equal to our legal expenses related to this Greenwich Insurance litigation. Any additional recovery up to $1.22 million shall next be paid to Mr. Pinkerton as reimbursement for his settlement expense in the Magnex lawsuit. Any recovery beyond this amount shall be retained by us.

ITEM 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to the vote of our stockholders during the fourth quarter of 2004.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has traded on The Nasdaq Stock Market under the symbol “ACPW” since our initial public offering on August 7, 2000. Prior to our initial public offering, there had been no public market for our common stock. The following table lists the high and low per share sales prices for our common stock as reported by The Nasdaq Stock Market for the periods indicated:

	High	Low
2004
Fourth Quarter	$4.95	$2.74
Third Quarter	3.36	2.53
Second Quarter	4.19	2.88
First Quarter	4.28	2.79

2003
Fourth Quarter	$3.82	$2.52
Third Quarter	3.59	1.38
Second Quarter	2.04	1.05
First Quarter	2.00	0.98

As of March 4, 2005, there were 48,562,749 shares of our common stock outstanding held by 413 stockholders of record.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

The Securities and Exchange Commission on August 6, 2000 declared effective our registration statement on Form S-1 (File No. 333-36946) relating to the initial public offering of our common stock. As of December 31, 2004, we have used all of the net offering proceeds for the purchase of a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars. We currently intend to use the net proceeds of the offering for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose. We also may apply a portion of the proceeds to the payment of cash dividends or for additional stock repurchases or other similar transactions.

Information called for by Item 5 regarding securities authorized for issuance under our equity compensation plans will be included under the caption “Equity Compensation Plan Information” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by this reference.

We did not repurchase any of our securities during the fourth quarter of fiscal 2004.

ITEM 6. Selected Financial Data.

The following tables set forth our selected financial data. The results of operations data for the years ended December 31, 2004, 2003, and 2002 and the balance sheet data as of December 31, 2004 and 2003 have been derived from the audited financial statements appearing elsewhere in this document. The results of operations data for the years ending December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 have been derived from audited financial statements not appearing in this document. You should read the selected financial data set forth below in conjunction with our financial statements and the notes thereto included in Part IV, Item 15, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this document.

Results of Operations:

	Year ended December 31,
	2004	2003	2002	2001	2000
	(thousands, except per share amounts)
Revenues:
Product revenue	$15,783	$8,890	$9,469	$21,562	$4,872
Development contract	—	—	4,000	1,000	—

Total revenue	15,783	8,890	13,469	22,562	4,872
Operating expenses:
Cost of product revenue	18,030	13,937	17,775	28,179	8,758
Cost of development contract	—	—	3,219	283	—
Research, development and engineering	9,837	9,138	10,696	14,930	9,864
Selling, general & administrative	11,559	9,293	9,672	9,301	5,413
Litigation settlement expense	5,080	—	—	—	—
Restructuring expenses	—	—	1,586	—	—
Amortization of deferred stock compensation	34	100	1,239	4,003	6,692

Total operating expenses	44,540	32,468	44,187	56,696	30,727

Operating loss	(28,757)	(23,578)	(30,718)	(34,134)	(25,855)
Interest income, net	1,066	1,791	3,093	6,190	4,363
Change in fair value of warrants with redemption rights	—	—	—	—	(1,562)
Other income (expense)	(89)	84	2	(18)	(50)

Net loss	(27,780)	(21,703)	(27,623)	(27,962)	(23,104)
Preferred stock dividends, accretion, & conversion	—	—	—	—	19,079

Net loss to common stockholders	$(27,780)	$(21,703)	$(27,623)	$(27,962)	$(42,183)

Net loss per share, basic & diluted	$(0.65)	$(0.52)	$(0.67)	$(0.70)	$(1.92)
Shares used in computing net loss per share, basic & diluted	42,471	41,925	41,247	39,781	21,929
Cash dividends declared per common share	—	—	—	—	—

Balance Sheet Data:
	As of December 31,
	2004	2003	2002	2001	2000
	(thousands)
Cash, cash equivalents and investments	$45,675	$72,164	$90,044	$112,105	$146,209
Total assets	63,366	90,261	110,773	139,376	156,132
Long-term obligations	—	—	—	—	—
Total stockholders’ equity	58,093	85,060	106,660	139,376	152,389

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

Executive Level Overview

We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today’s digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for the lead-acid batteries used in conventional power quality installations. Leveraging our expertise in this technology, we have developed a battery-free uninterruptible power supply (UPS). We currently sell our CleanSource UPS through Caterpillar under the Caterpillar brand name, Cat® UPS. We have also developed a battery-free DC system that is compatible with all major UPS brands, CleanSource DC. We distribute our products through a variety of channels including OEMs, independent power quality representatives, and through direct sales personnel to maximize market coverage and penetration. Our products are sold for use in the facilities of companies across many different industries that all share a critical need for reliable, high-quality power, such as broadcasters, hospitals, semiconductor manufacturers, plastics manufacturers, data centers and electric utilities. Sales have been spread across many different countries from all regions of the world.

Beginning in 1996, we have primarily focused our efforts and financial resources on the design and development of our CleanSource line of power quality products and on establishing effective distribution channels to market our two current products, CleanSource DC and CleanSource UPS. During 2003, we expanded our development efforts to include a new battery-free technology that utilizes thermal and compressed air storage (TACAS). We expect to continue our development efforts on this product which is being marketed as CleanSource XR. As of December 31, 2004, we had generated an accumulated deficit of $157.8 million and we expect to continue to sustain operating losses for the next several quarters. Prior to our initial public offering, we funded our operations primarily through sales of shares of our preferred stock, which resulted in gross proceeds of $42.6 million. Based on the current spending levels and expectations in our current business plan, we believe the proceeds from our August 2000 initial public offering, $138.4 million (net of commissions and issuance costs), cash balances on hand prior to August 2000, and cash from product revenue and development contracts will be sufficient to meet our cash requirements through at least the next 12 months. Our cash and investments position at December 31, 2004 was $45.7 million.

Although our cash and investments position is sufficient to meet our needs for at least the next 12 months, we raised an additional $18.7 million, net of offering expenses and fees, in a private placement of our common stock on February 4, 2005. This transaction provided us with additional resources to pursue new market opportunities and allow us to expedite the commercialization of our new extended runtime product – CleanSource XR. For more information on this private placement, see the subsequent events footnote in our audited financial statements included herein.

Total revenue in 2004 increased 78% from 2003 due to an increasing market acceptance of our flywheel based products, increased sales of our two new product lines, the 65 – 150 kVA and 1200 kVA UPS products, and multiple Continuous Power System (CPS) sales to an industrial manufacturer in Africa. We believe revenues will continue to grow in 2005 from new product sales, in particular the 1200 kVA high power UPS, and from additional CPS sales to industrial manufacturers. CPS sales generally include our UPS systems, installation and startup services, and project revenue derived from sourcing third party equipment such as gensets and transfer switches. However, our sales growth can be impacted by many factors including, the market adoption rate for new technology in the power quality equipment market, product performance, competition, and general economic conditions, which impact the market for capital equipment.

Our 2004 product development efforts were focused on three areas: completing our development efforts on our 1200 kVA product, the paralleling of our 1200 kVA UPS product to provide up to a 3600 kVA UPS solution, and a battery-free extended run time product, known as CleanSource XR. We believe these products will open up new market opportunities for us. In the fourth quarter of fiscal 2004, we shipped our first evaluation unit of CleanSource XR. We expect our CleanSource XR to begin commercial production in the second half of fiscal 2005.

Some of the uncertainties that could impact our business include the strength of the U.S. and global economies, the success of our direct sales efforts, delays in new product development, the speed of market adoption for our technology and products and new competitive technologies and products.

Critical Accounting Policies and Estimates

The preparation of our audited financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. We believe the following critical accounting policies affect our more complex judgments and estimates. We also have other policies that we consider to be key accounting policies. However, we believe that these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Because we have sold to a limited number of large customers (e.g., Caterpillar Inc. and Eaton Power Quality), credit losses have been minimal. As we integrate additional distribution channels into our business, and begin selling our products to smaller, less established customers, the risk of credit losses may increase. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Revenue Recognition

In general, revenue for product sales is recognized when title has transferred as stipulated by the delivery terms in the sales contract. In addition, prior to revenue recognition we require persuasive evidence of the arrangement, a fixed or determinable price, and a determination that collectibility is reasonably assured.

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

Results of Operations

Product revenue.

Product revenue primarily consists of sales of our CleanSource power quality products. The following table summarizes for the periods indicated, a year-over-year comparison of our product revenue (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2004	$15,783	$6,893	78%
2003	8,890	(579)	(6)%
2002	9,469	(12,093)	(56)%

Comparison of 2004 to 2003. In general, the increase in product revenue from 2003 to 2004 was primarily due to a broader market acceptance of our flywheel based UPS products which resulted in significant increases in sales through our primarily OEM, Caterpillar, and through our direct Active Power branded channel. Active Power branded sales in 2004 increased by $4.1 million or 162% due to $4.1 million in CPS sales to an industrial manufacturer in Africa. We also benefited from an increase in sales of our new 65 to 150 kVA and 1200 kVA products.

In 2004 we sold 189 flywheel product units compared to 127 flywheels in 2003, a 49% increase. A single product, depending on it power rating, may be comprised of multiple flywheel product units. The average selling price of our base flywheel product units increased from $56,000 to $61,000. The increase in average selling price is primarily driven by a change in product mix to higher margin products and a higher level of product options being purchased with systems sold. We sold fewer DC units during fiscal 2004 as compared to 2003. DC units typically have a lower average selling price compared to our UPS products.

We have continued to expand the territory in which we sell our Active Power branded products, though the majority of our sales continue to be from our primary OEM customer, Caterpillar. Our OEM customers have, at times, placed stocking orders for our products, which are orders designated for their inventory, rather than for a specific end-user customer. Although we have no obligation to our OEM customers for the products that they hold, a significant reduction in our OEM customers’ stocking levels in any given reporting period would negatively impact our sales for that period, as those orders are filled from their inventory instead of as new sales for the Company. During 2004, Caterpillar dealers’ stocking levels declined by approximately $4.2 million or 48%. We believe that our OEM’s stocking levels will begin to stabilize at levels that will allow our primary OEM Caterpillar to respond quickly to time sensitive customer orders in the second half of 2005.

We believe revenues will continue to grow in 2005 from new product sales, in particular the 1200 kVA high power UPS and the paralleled versions of this product, and from additional CPS sales to industrial manufacturers. Due to the large size of some of our customer orders compared to our current revenue levels, it is possible that we may experience uneven or significant fluctuations in our quarterly revenue levels due to the timing of product shipment.

Comparison of 2003 to 2002. The 2003 decrease in product revenues from 2002 was in large part due to the continuation of the slow global economy, particularly with respect to capital equipment spending into the first half of 2003. Product sales began to increase on a quarterly basis in the second half of 2003 as overall economic activity started to improve and we introduced and began selling our new 65 to 150 kVA and 1200 kVA UPS products.

In 2003 we sold 127 flywheel product units compared to 164 in 2002, a 23% decrease. The decrease was primarily due to a drop in DC sales. New product sales of our 65 to 150 kVA and 1200 kVA UPS products represented 17% of our sales in 2003. Sales of Active Power branded products through our direct and manufacturer’s representatives channels increased from minimal levels in 2002 to approximately 25% in 2003.

Development contract revenue.

Development contract revenue primarily consists of funding paid to us by Caterpillar. We did not generate any development contract revenue in 2004 or 2003. In 1999, we entered into an agreement with Caterpillar to develop the Cat UPS. As part of that agreement Caterpillar provided us with $5.0 million in funding for the successful completion of several development milestones. In September 2001 we signed an extension to our development agreement with Caterpillar to expand the Cat UPS product line. The extension called for an additional $5.0 million in funding upon successful completion of certain development milestones. In December 2001, we completed the first milestone and collected $1.0 million and in 2002 we completed the remaining four milestones and collected $4.0 million. We do not have any additional development agreements in place that will result in development funding in the future.

Cost of product revenue.

Cost of product revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The following table summarizes for the periods indicated, a year-over-year comparison of our cost of product revenue (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change	Gross Margin
2004	$18,030	$4,093	29%	(14)%
2003	13,937	(3,838)	(22)%	(57)%
2002	17,775	(10,404)	(37)%	(88)%

Comparison of 2004 to 2003. The increase in cost of revenue for 2004 as compared to 2003 was primarily driven by higher product sales. Our gross margin, while still negative, improved by 43 percentage points.

Our gross margin improved due to the following items:

•	improvements in manufacturing efficiencies, particularly facilities, test line and support function utilization, due to higher volumes;

•	higher UPS selling prices associated with a higher level of product options purchased with systems sold. Product options are features in addition to our base UPS system that a customer can purchase to improve the product’s functionality or to better suit the customer’s needs. By way of example, one such product option is a generator start option that improves the start reliability of a customer’s engine generator. Product options sales typically have a higher margin than our standard UPS systems;

•	the sale of numerous products during 2004 that had, or contained components that had, previously been written down as potentially excess or obsolete inventory. As a result, our cost of revenue benefited by approximately $750,000 in fiscal 2004; and

•	material cost reductions on component parts for our flywheel based products due to engineering-driven cost reductions, supplier pricing discounts associated with increased order quantities, and the engagement of several lower priced suppliers.

During the third quarter of 2004, our service group was reorganized to shift its focus from an OEM support group to a revenue generating profit center. To reflect this change, we are now including service costs as a component of our cost of revenue. For comparative purposes, we have reclassified prior period service costs, which were previously reported in selling, general and administrative, to cost of revenue. During 2003 and 2002, respectively, service costs of $1.3 million and $2.0 million were reclassified from selling, general and administrative into cost of revenue.

We have made significant strides in reducing our gross margin losses and generated positive gross margin in the fourth quarter of 2004. Items that can impact our gross margins include sales volumes, pricing, sales discounts and customer incentives, product mix including the level of project revenue from CPS system sales, currency fluctuations, and variations in our manufacturing cost and productivity.

Comparison of 2003 to 2002. The 2003 decrease in cost of product revenue from 2002 was attributable to lower sales as well as lower product costs as a result of our engineering driven cost reductions and a decrease in our direct and indirect manufacturing capacity and spending levels. During 2001 we significantly expanded our manufacturing capacity by increasing our manufacturing facilities in anticipation of future demand for our products. This significantly increased our fixed manufacturing expense base, and when the demand failed to develop we took steps to reduce direct and indirect manufacturing capacity and spending levels, such as a 30% reduction in manufacturing staffing levels implemented in October of 2002 and a subsequent 42% reduction in April 2003.

Product gross margins improved from (88)% in 2002 to (57)% in 2003. This improvement was driven by product cost reductions and a reduction in our manufacturing capacity and spending levels.

Cost of development contract.

The development contract expense primarily consists of engineering expenses incurred in relation to the joint development process with Caterpillar, through which we receive development funding. We had no development contract expense in 2004 or 2003, as the work to achieve the milestones involved in the contract work was completed by the end of 2002. The margins we achieved in our development funding activities varied considerably depending on the difficulty of each development milestone, the level of contract development we purchased from third parties, and the level of materials purchased. We do not have any additional development agreements in place at December 31, 2004.

Research and development.

Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. The following table summarizes for the periods indicated, a year-over-year comparison of our research and development expense (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2004	$9,837	$699	8%
2003	9,138	(1,558)	(15)%
2002	10,696	(4,234)	(28)%

Comparison of 2004 to 2003. Our 2004 research and development efforts were focused on completing the development of our 1200 kVA product line, the paralleling of our 1200 kVA product to 3600 kVA and the development of our new CleanSource XR product and its thermal and compressed air (TACAS) technology platform. The increase in research and development expense from 2003 to 2004 is attributable to the additional development efforts on our CleanSource XR product, including materials and outside consulting on prototype and evaluation units. We believe that research and development expenses will be relatively flat in 2005 and that spending will be focused on sustaining engineering on existing products, CleanSource XR and the paralleling of our 1200 kVA products.

Comparison of 2003 to 2002. The decrease in research and development expense from 2002 to 2003 was attributable to a reduction of personnel in April 2003 associated with the company’s overall cost reduction efforts. In addition, we spent significantly less on outside research and development services in 2003 as compared to prior years.

Selling, general and administrative.

Selling, general and administrative expense is primarily comprised of compensation and related costs for sales, marketing and administrative personnel, selling and marketing expenses, professional fees, and bad debt costs. The following table summarizes for the periods indicated, a year-over-year comparison of our selling, general and administrative expense (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2004	$11,559	$2,266	24%
2003	9,293	(379)	(4)%
2002	9,672	371	4%

Comparison of 2004 to 2003. The increase in selling, general and administrative expense from 2003 to 2004 was primarily attributable to $667,000 higher accounting and consulting fees associated with our implementation efforts to comply with the requirements of Sarbanes-Oxley, $1.2 million increase in legal fees related to the Magnex lawsuit and increases in commissions and bonuses due to higher sales levels and channel development efforts. The settlement of the Magnex lawsuit in October 2004 should lead to reduced legal costs in 2005 and, in turn, lower selling, general and administrative costs relative to 2004.

Comparison of 2003 to 2002. The 2003 decrease from 2002 was attributable to a reduction of personnel in April 2003 to scale back our sales, marketing, and administrative personnel and spending to adjust for lower than anticipated product revenue levels.

Litigation settlement expenses.

On October 15, 2004 we settled the Magnex Corp. litigation for $4.8 million. Earlier in the year an additional $280,000 was paid to one of the plaintiffs for a total settlement of approximately $5.1 million. This litigation is discussed further in the Contingencies footnote in our audited financial statements and in Part I, Item 3 “Legal Proceedings”. We did not have any litigation settlement expenses in 2003 or 2002.

Restructuring expense.

In December 2002 we incurred a restructuring charge of $1.6 million related to the consolidation of leased facility space and the impairment of associated leasehold improvements. The majority of this charge, $1.4 million, was a non-cash asset impairment of certain leasehold improvements and equipment in our engineering lab space. The remainder of the restructuring charge was accrued for future obligations, including future lease payments, restoration and cleanup, associated with the leased space we vacated as part of our consolidation early in 2003. At December 31, 2004, there was no remaining liability associated with this charge. We did not record any restructuring charges in 2004 or 2003.

Amortization of deferred stock compensation.

Deferred stock compensation is a non-cash expense that reflects the difference between the exercise price of option grants to employees and the estimated fair value determined subsequently by us of our common stock at the date of grant. Since our initial public offering, all stock option grants have had an exercise price equal to the fair market value on that grant date, so we have not incurred additional deferred stock compensation expense since that time. We have amortized deferred stock compensation as an operating expense over the vesting periods of the applicable option grants, which resulted in amortization expense of $34,000, $100,000 and $1.2 million in 2004, 2003 and 2002, respectively. This expense decreased as the stock compensation deferral became fully amortized, as the options for which we are amortizing this expense became fully vested, and to a smaller extent as some employees to whom these options were granted left the company and any unvested options were canceled. At December 31, 2004, there is no deferred stock compensation left to be amortized.

Interest income.

The following table summarizes the yearly changes in our interest income (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2004	$1,066	$(725)	(40)%
2003	1,791	(1,302)	(42)%
2002	3,093	(3,097)	(50)%

The decrease in interest income from 2003 to 2004 and from 2002 to 2003 is attributable to a decrease in our average cash and investments balances in each period and to a lower interest rate earned on our investments due to a decline in U.S. interest rates in 2002, 2003 and the first half of 2004. We expect interest income to fluctuate depending on cash and investment balances and available interest rates.

Income tax expense.

As of December 31, 2004, our accumulated net operating loss carryforward was $142.1 million and our research and development credit carryforwards were $2.3 million. We anticipate that all of this loss carryforward amount will remain available for offset against any future tax liabilities that we may incur; however, because of uncertainty regarding our ability to use these carryforwards, we have established a valuation allowance for the full amount of our net deferred tax assets.

Liquidity and Capital Resources

Our principal sources of liquidity as of December 31, 2004 consisted of $45.7 million of cash and investments. We have primarily funded our operations through our initial public offering in August 2000, resulting in net proceeds of $138.4 million, sales of shares of our preferred stock, which have resulted in gross proceeds of approximately $42.6 million, as well as

$10.0 million in development funding received from Caterpillar since 1999, and our product revenue. The following table summarizes the yearly changes in cash used in operating activities (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2004	$(26,789)	$(9,863)	(58)%
2003	(16,926)	5,662	25%
2002	(22,588)	255	1%

The increase in cash used in 2004 was largely attributable to a higher net loss and increases in working capital as our business volumes have increased. The higher net loss was primarily driven by the Magnex lawsuit settlement of approximately $5.1 million and higher general and administrative expenses due to the legal fees associated with the Magnex litigation, as well as the additional costs related to our implementation efforts to comply with the requirements of Sarbanes-Oxley. The increase in working capital was primarily due to our accounts receivable balance that increased by $2.6 million in 2004 compared to 2003 due to the timing of sales and collections. The decrease in cash used in 2003 was attributable to a lower net loss, which was primarily driven by our lower operating expenses during 2003 as compared to 2002. In addition, we reduced our inventory purchases considerably during 2003, which in turn decreased our cash usage. We expect cash usage in 2005 to decrease considerably from 2004 as legal and litigation costs return to historical levels, but to continue at significant levels as we position the company for future growth by funding product development, sales and marketing activities, OEM customer support, and manufacturing operations at levels higher than what we anticipate can be funded through product sales.

Capital expenditures were $323,000, $957,000 and $788,000 in 2004, 2003 and 2002, respectively. In 2004 our expenditures were principally for sustaining our manufacturing test line, as well as computer upgrades and additions. In 2003 our expenditures were principally for the consolidation of our sales and marketing and administrative groups into our manufacturing facility, as well as additional engineering lab equipment, and computer equipment and software for general corporate purposes. In 2002 our expenditures were principally for the upgrade of our engineering test capabilities, as well as improvements to our information technology equipment and software capabilities. We expect to spend $1.0 to $2.0 million in 2005 on test, tooling and manufacturing equipment tooling for our extended runtime product, and test equipment for our high power 1200 kVA paralleled system development, as well as additional engineering lab equipment, and computer equipment and software for general corporate purposes.

In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as purchase orders and operating leases. Maturities under these contracts are set forth in the following table as of December 31, 2004 (in thousands):

	Payments due by period
	2005	2006	2007	2008	2009
Operating lease obligations	$950	$849	$708	—	—
Purchase obligations	2,367	—	—	—	—
Other long-term obligations	190	65	17	—	—

We believe our existing cash and investments balances at December 31, 2004, together with the net proceeds of approximately $18.7 million from the private placement of our common stock completed in February 2005 (see the subsequent events footnote in our audited financial statements), will be sufficient to meet our cash requirements through at least the next 12 months, although we might elect to seek additional funding prior to that time. Beyond the next 12 months, our cash requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, INVENTORY COSTS, AN AMENDMENT OF ACCOUNTING RESEARCH BULLETIN (“ARB”) NO. 43, CHAPTER 4 (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS 123 (revised 2004), SHARE-BASED PAYMENT, (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. We have not yet determined which fair-value method and transitional provision we will follow. However, we expect that the adoption of SFAS 123R will have a significant impact on our results of operations. We do not expect the adoption of SFAS 123R will impact our overall financial position. See STOCK-BASED COMPENSATION in Note 2 of the accompanying financial statements for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under a fair value alternative of SFAS 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by $457,000. Because of the nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on their fair value.

Our international sales have historically been made in U.S. dollars. As the Company increases sales in foreign markets, it is making more sales that are denominated in other currencies, primarily Euros. Those sales in currencies other than U.S. dollars can result in translation gains and losses which have been minimal to date. Currently, we do not engage in hedging activities for our international operations. However, we may engage in hedging activities in the future.

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 1 – “Business – Additional Factors that May Affect Future Results.” Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

ITEM 8. Financial Statements and Selected Quarterly Financial Data.

The Financial Statements and Selected Quarterly Financial Data required by this item are included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A . Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation and the material weakness described below, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report (December 31, 2004), our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Our internal control process was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation of the COSO criteria applied to Active Power’s internal controls, and the identification of the material weakness described below, management concluded that Active Power did not maintain effective internal control over financial reporting as of December 31, 2004.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a part of our assessment as of December 31, 2004, we considered both the composition and the limited size of our accounting department and their effect on the design of the controls established over our financial reporting process. In December 2004 our Chief Financial Officer announced his resignation to pursue another opportunity, but agreed to continue to serve as our Chief Financial Officer on a transitional basis through the completion of certain financial reporting events, including the filing of the Annual Report on Form 10-K. The combination of a limited staff and the transitional status of our Chief Financial Officer resulted in ineffective oversight and monitoring controls over our year end financial reporting process. In light of these ineffective controls, we have concluded that there was more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected, which constitutes a “material weakness” in our internal control over financial reporting as of December 31, 2004. These ineffective controls resulted in revisions to our draft financial statements and disclosures.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our assessment of our internal control over financial reporting, included below. The material weakness described above does not adversely affect the information contained in our financial statements and disclosures included in this Annual Report. Our independent registered public accounting firm expressed an unqualified opinion on our December 31, 2004 financial statements.

Actions Taken to Correct Material Weakness

Subsequent to year end, we hired a new Chief Financial Officer, who will assume his office effective shortly after the filing of this Annual Report. The company also has taken steps since December 31, 2004 to add appropriate resources to its accounting department. We believe that these steps, when taken together, will provide additional supervision, approval and review of accounting transactions and also provide the Chief Financial Officer with the necessary time to perform oversight and supervisory functions. We believe that these corrective actions will remedy the identified material weakness with respect to, and improve, both our disclosure controls and procedures and internal control over financial reporting at December 31, 2004. We have discussed our corrective actions and future plans with our Audit Committee, which has approved them, and with our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

Except as described above, there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Active Power, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Active Power, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the material weakness identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Active Power, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness at December 31, 2004 relating to the combination of limited accounting staff and the transitional status of the Chief Financial Officer, who announced his resignation in December 2004, but agreed to continue to serve as the Chief Financial Officer on a transitional basis. This material weakness includes ineffective oversight and monitoring controls over the Company’s year end financial reporting process, and these ineffective controls resulted in revisions to the 2004 draft financial statements and disclosures. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 11, 2005 on those financial statements.

In our opinion, management’s assessment that Active Power, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Active Power, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ Ernst & Young LLP

Austin, Texas

March 11, 2005

ITEM 9B . Other Information

On February 4, 2005, we completed the private placement of 5,454,510 shares of our common stock, at a per share price of $3.64 per share for an aggregate offering price of approximately $19.8 million, to certain institutional investors. We also issued Additional Investment Rights to purchase an additional 1,636,353 shares of Common Stock to the investors, at an exercise price per share of $3.64. The Additional Investment Rights are exercisable until the earliest to occur of (1) the date that is three months following the effective date of our registration statement registering the resale of the shares of common stock sold to the investors and the shares of common stock issuable upon exercise of the Additional Investment Rights, (2) immediately prior to the any merger or acquisition of Active Power pursuant to which we are not the surviving entity, or (3) February 4, 2007. In connection with the transaction, we paid placement agent fees and expenses of approximately $1.1 million to RBC Capital Markets. As part of the transaction, we agreed to register for resale under the Securities Act all of the shares of common stock issued in the offering, as well as shares of common stock issuable upon exercise of the Additional Investment Rights.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The following table sets forth certain biographical information concerning our current executive officers:

Name	Age	Position(s)
Joseph F. Pinkerton, III	41	Chairman of the Board, President and Chief Executive Officer

David S. Gino	47	Chief Operating Officer, Vice President of Finance, Chief Financial Officer and Secretary

John K. Penver	42	Vice President of Finance and Chief Financial Officer (effective following the filing of this Annual Report)

Sriram Sivaram	36	Vice President of Sales and Marketing

Joseph F. Pinkerton, III, our founder, has served as our Chief Executive Officer, President and director since August 1992. He was elected Chairman of the Board in December 2001. Mr. Pinkerton formed our company in 1992 as Magnetic Bearing Technologies, Inc. Prior to founding Active Power, Mr. Pinkerton was a principal with Fundamental Research Company (FRC), in Walled Lake, Michigan. Mr. Pinkerton received a B.A. in Physics from Albion College, in association with Columbia University.

David S. Gino has served as Chief Financial Officer, Vice President of Finance and Secretary since December 1999. In December 2001, he took on the additional role of Chief Operating Officer. From August 1995 to November 1999, Mr. Gino was the Chief Financial Officer and Executive Vice President of Finance of DuPont Photomasks, Inc. (DPI), a publicly-traded semiconductor component manufacturer. Prior to joining DPI, Mr. Gino held a number of financial and business management positions with The DuPont Company’s semiconductor materials, imaging systems and printing and publishing businesses. Mr. Gino holds a B.A. in economics from the University of California at Santa Barbara and an M.B.A. from the University of Phoenix.

On December 8, 2004, Mr. Gino resigned from his positions with Active Power, but agreed to continue to serve as our principal financial officer through completion of certain financial reporting events, including the filing of this Annual Report.

John K. Penver was hired to become our Chief Financial Officer and Vice President of Finance on February 28, 2005. He will assume his positions formally and become our principal financial and accounting officer following the filing of this Annual Report. From May 2004 to February 2005, Mr. Penver served as Chief Financial Officer of PerformanceRetail, Inc., a privately held retail management software company. Prior to that, Mr. Penver served as Chief Financial Officer of Factory Logic, Inc., a privately held enterprise-application software company, from September 2002 to April 2004. From October 2001, to August 2002, Mr. Penver served as an independent business consultant to several privately held companies. From March 2000 to September 2001, Mr. Penver served as Chief Financial Officer and Vice President of

Finance and Human Resources for Yclip Corporation, a privately held internet-marketing software company. From February 1997 through March 2000, Mr. Penver was Vice President of Finance for Silicon Gaming, Inc., a publicly traded manufacturer of high-technology slot machines for the gaming industry. Mr. Penver is a Certified Public Accountant and a Chartered Accountant, and holds a Bachelor of Business in Accounting from Monash University in Australia and an M.B.A. from Santa Clara University in California.

Sriram Sivaram has served as our Vice President of Business Development since January 2003. In April 2003, Mr. Sivaram was promoted to Vice President of Sales and Marketing. Mr. Sivaram served as the President and Chief Technology Officer of Catalyst Power, a subsidiary of Asea Brown Boveri AG (ABB). Prior to that, from June 1993 to May 2001, Mr. Sivaram held various leadership positions at American Power Conversion Corporation (APC), including serving as the Business Unit Leader - Ancillary Equipment Group and as the Director of New Products. Mr. Sivaram holds a B.S. from the Indian Institute of Technology in Madras, India, and MS and M.B.A. from Cornell University.

Further information required by this Item will be included under the sections captioned “Proposal One: Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors, employees and consultants. The Code of Business Conduct and Ethics is intended to comply with Item 406 of Regulation S-K of the Securities Exchange Act of 1934 and with the applicable rules of The NASDAQ Stock Market, Inc. Our Code of Business Conduct and Ethics is posted on our internet website under the “Company” page. Our internet website address is http://www.activepower.com . Further information required by this Item will be disclosed in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 11. Executive Compensation.

The information required by this Item will be included under the sections captioned “Executive Compensation and Other Information” and “Certain Transactions” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included under the section captioned “Ownership of Securities” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 13. Certain Relationships and Related Transactions.

The information required by this Item will be included under the section captioned “Certain Transactions” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 14. Principal Accountant Fees and Services.

Information required by this Item will be included under the section captioned “Proposal 2: Ratification of Selection of Independent Auditors” in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

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

3. Exhibits.

The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b) Exhibits

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the “IPO Registration Statement”))

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.2 to the IPO Registration Statement)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to the IPO Registration Statement)

4.2*	Rights Agreement, dated as of December 13, 2001, between the Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K dated December 13, 2001)

4.3	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1*@	Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO Registration Statement)

10.2*@	Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement)

10.3@	Active Power, Inc. Employee Stock Purchase Plan (As amended Effective February 1, 2005)

10.4*	Second Amended and Restated Investors’ Rights Agreement by and between Active Power, Inc. and certain of its stockholders (filed as Exhibit 10.4 to the IPO Registration Statement)

10.6+*	Phase II Development and Phase III Feasibility Agreement by and between Active Power, Inc. and Caterpillar Inc. (filed as Exhibit 10.6 to the IPO Registration Statement)

10.7*	Credit Terms and Conditions by and between Active Power, Inc. and Imperial Bank (filed as Exhibit 10.7 to the IPO Registration Statement)

10.8*	Security and Loan Agreement by and between Active Power, Inc. and Imperial Bank (filed as Exhibit 10.8 to the IPO Registration Statement)

10.9*	Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.9 to the IPO Registration Statement)

l0.l0*	First Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.10 to the IPO Registration Statement)

10.11*	Second Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.11 to the IPO Registration Statement)

10.12*	Third Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.12 to the IPO Registration Statement)

10.13*	Fourth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the IPO Registration Statement)

10.14*	Fifth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the IPO Registration Statement)

10.15*	Sublease Agreement by and between Active Power, Inc. and Video Associates Laboratories, Inc. (filed as Exhibit 10.15 to the IPO Registration Statement)

10.16*@	Employee offer letter (including severance arrangements) from Active Power, Inc. to David S. Gino (filed as Exhibit 10.16 to the IPO Registration Statement)

10.17*	Lease Agreement by and between Active Power, Inc. and BC12 99, Ltd. (filed as Exhibit 10.17 to Active Power’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.18*	Sixth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.18 to Active Power’s Annual Report on Form 10-K dated March 16, 2001 (the “2000 10-K”))

10.19*	Seventh Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.19 to the 2000 10-K)

10.20*+	Distributor Agreement by and between Active Power and Powerware Corporation (known now as Eaton Power Quality Corporation) dated October 28, 2001 (filed as Exhibit 10.20 to Active Power’s Quarterly Report on Form 10-Q dated November 9, 2001 (the “November 2001 10-Q”)

10.21*+	Master Sourcing Agreement by and between Active Power and General Electric Company (through its Digital Energy business unit) dated July 13, 2001 (filed as Exhibit 10.21 to the November 2001 10-Q)

10.22*+	Phase II & Phase III Purchase Agreement by and between Active Power, Inc. and Caterpillar Inc. dated as of September 1, 2001 (filed as Exhibit 10.22 to Active Power’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”)

10.23*+	Phase III Product Development Agreement by and between Active Power, Inc. and Caterpillar Inc. dated as of September 1, 2001 (filed as Exhibit 10.23 to the 2002 10-K)

10.24*+	Purchase and Sale Agreement between Active Power, Inc. and Fuji Electric Co., Ltd. dated July 23, 2003 (filed as Exhibit 10.1 to Active Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.25*@	Allocation Agreement dated August 26, 2004 by and among Registrant, Joseph F. Pinkerton, III and Pinkerton Generator, Inc. (filed as Exhibit 10.1 to Active Power’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.26	Mutual Release and Settlement Agreement between Magnex Corporation, White Enigma LLC, Paul E. Hodges, Randy M. Bergeron, and Fundamental Research on the one side and Active Power, Inc., f/k/a Magnetic Bearing Technologies, Inc. on the other side, dated October 15, 2004

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K

31.1	Certification of Principal Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the indicated filing.
+	Portions of this exhibit have been omitted pursuant to a confidential treatment previously granted.
@	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVE POWER, INC.

Dated: March 15, 2005	By:	/s/ Joseph F. Pinkerton, III
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

Name	Title	Date
/s/ JOSEPH F. PINKERTON, III Joseph F. Pinkerton	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 15, 2005

/s/ DAVID S. GINO David S. Gino	Chief Operating Officer, Vice President – Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)	March 15, 2005

/s/ AKE ALMGREN Ake Almgren	Director	March 15, 2005

/s/ RICHARD E. ANDERSON Richard E. Anderson	Director	March 15, 2005

/s/ RODNEY S. BOND	Director	March 15, 2005
Rodney S. Bond

/s/ BENJAMIN L. SCOTT	Director	March 15, 2005
Benjamin L. Scott

/s/ JAN H. LINDELOW	Director	March 15, 2005
Jan H. Lindelow

/s/ TERRENCE L. ROCK	Director	March 15, 2005
Terrence L. Rock

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Active Power, Inc.

We have audited the accompanying balance sheets of Active Power, Inc. (the Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Active Power, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Austin, Texas

March 11, 2005

ACTIVE POWER, INC.

BALANCE SHEETS

(Thousands, except per share amounts)

	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$17,625	$12,073
Restricted cash	741	805
Short-term investments in marketable securities	21,308	38,137
Accounts receivable, net of allowance for doubtful accounts of $135 and $105 at December 31, 2004 and 2003, respectively	4,143	1,528
Inventories	3,966	4,531
Prepaid expenses and other	1,028	1,404

Total current assets	48,811	58,478
Property and equipment, net	7,829	9,796
Intangible assets, net	725	838
Long-term investments in marketable securities	6,001	21,149

Total assets	$63,366	$90,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,649	$1,694
Accrued expenses	3,410	3,323
Deferred revenue	214	184

Total current liabilities	5,273	5,201
Stockholders’ equity:
Common Stock - $0.001 par value; 400,000 shares authorized; 42,824 and 42,150 shares issued and 42,789 and 42,115 shares outstanding in 2004 and 2003, respectively	43	42
Treasury stock, at cost; 35 shares	(2)	(2)
Deferred stock compensation	—	(34)
Additional paid-in capital	215,937	214,993
Accumulated deficit	(157,798)	(130,018)
Other accumulated comprehensive income (loss)	(87)	79

Total stockholders’ equity	58,093	85,060

Total liabilities and stockholders’ equity	$63,366	$90,261

See accompanying notes.

ACTIVE POWER, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Thousands, except per share amounts)

	Year ended December 31,
	2004	2003	2002
Revenues:
Product revenue	$15,783	$8,890	$9,469
Development contract	—	—	4,000

Total revenue	15,783	8,890	13,469
Operating expenses:
Cost of revenue	18,030	13,937	17,775
Cost of development contract	—	—	3,219
Research and development	9,837	9,138	10,696
Selling, general & administrative	11,559	9,293	9,672
Litigation settlement expense	5,080	—	—
Restructuring expenses	—	—	1,586
Amortization of deferred stock compensation	34	100	1,239

Total operating expenses	44,540	32,468	44,187

Operating loss	(28,757)	(23,578)	(30,718)
Interest income	1,066	1,791	3,093
Other income (expense), net	(89)	84	2

Net loss	$(27,780)	$(21,703)	$(27,623)

Net loss per share, basic & diluted	$(0.65)	$(0.52)	$(0.67)
Shares used in computing net loss per share, basic & diluted	42,471	41,925	41,247

Comprehensive loss:
Net loss	$(27,780)	$(21,703)	$(27,623)
Change in unrealized gain (loss) on investments in marketable securities	(322)	(506)	264
Realized loss on marketable securities	156	—	—

Comprehensive loss	$(27,946)	$(22,209)	$(27,359)

See accompanying notes.

ACTIVE POWER, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Thousands)

	Common Stock		Treasury Stock		Deferred Stock Compensation	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Income (loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	At Cost
Balance at December 31, 2001	40,681	$41	35	$(2)	$(2,575)	$214,637	$(80,692)	$321	$131,730
Exercise of stock options	769	1	—	—	—	429	—	—	430
Repurchase of exercised stock options	(1)	—	—	—	—	—	—	—	—
Employee purchase of ESPP shares	223	—	—	—	—	621	—	—	621
Amortization of deferred stock compensation	—	—	—	—	2,377	(1,139)	—	—	1,238
Change in unrealized loss on investments	—	—	—	—	—	—	—	264	264
Net loss	—	—	—	—	—	—	(27,623)	—	(27,623)

Balance at December 31, 2002	41,672	42	35	(2)	(198)	214,548	(108,315)	585	106,660
Exercise of stock options	189	—	—	—	—	135	—	—	135
Repurchase of exercised stock options	(5)	—	—	—	—	(5)	—	—	(5)
Employee purchase of ESPP shares	294	—	—	—	—	379	—	—	379
Amortization of deferred stock compensation	—	—	—	—	164	(64)	—	—	100
Change in unrealized loss on investments	—	—	—	—	—	—	—	(506)	(506)
Net loss	—	—	—	—	—	—	(21,703)	—	(21,703)

Balance at December 31, 2003	42,150	42	35	(2)	(34)	214,993	(130,018)	79	85,060
Exercise of stock options	317	—	—	—	—	482	—	—	482
Repurchase of exercised stock options		—	—	—	—	—	—	—	—
Employee purchase of ESPP shares	357	1	—	—	—	462	—	—	463
Amortization of deferred stock compensation	—	—	—	—	34	—	—	—	34
Change in unrealized loss on investments	—	—	—	—	—	—	—	(322)	(322)
Realized loss on marketable securities	—	—	—	—	—	—	—	156	156
Net loss	—	—	—	—	—	—	(27,780)	—	(27,780)

Balance at December 31, 2004	42,824	$43	35	$(2)	$—	$215,937	$(157,798)	$(87)	$58,093

See accompanying notes.

ACTIVE POWER, INC.

STATEMENTS OF CASH FLOWS

(Thousands)

	Year ended December 31,
	2004	2003	2002
Operating activities
Net loss	$(27,780)	$(21,703)	$(27,623)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	2,167	2,306	3,587
Amortization of intangible assets	113	112	110
Accretion of premium / discount on investments	68	16	(181)
Realized loss on marketable securities	156	—	—
Loss on disposal of fixed assets	123	—	1,961
Amortization of deferred stock compensation	34	100	1,238
Changes in operating assets and liabilities:
Accounts receivable, net	(2,615)	(18)	213
Inventories	565	1,980	1,358
Prepaid expenses and other assets	308	(806)	282
Accounts payable	(45)	1,341	(4,178)
Accrued expenses	87	(438)	645
Deferred revenue	30	184	—

Net cash used in operating activities	(26,789)	(16,926)	(22,588)

Investing activities
Purchases of marketable securities	(32,630)	(84,347)	(23,821)
Sales/maturities of marketable securities	64,285	87,473	15,073
Purchases of property and equipment	(323)	(957)	(788)
Change in restricted cash	64	(805)	—

Net cash provided by (used in) investing activities	31,396	1,364	(9,536)

Financing activities
Net proceeds from issuance of common stock	945	509	1,051

Net cash provided by financing activities	945	509	1,051

Increase (decrease) in cash and cash equivalents	5,552	(15,053)	(31,073)
Cash and cash equivalents, beginning of period	12,073	27,126	58,199

Cash and cash equivalents, end of period	$17,625	$12,073	$27,126

See accompanying notes.

ACTIVE POWER, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

(in thousands, except share and per share amounts)

1. Organization

Active Power, Inc. (“we, “Active Power” or the “Company”) was founded as a Texas Corporation in 1992 for the purpose of developing and commercializing advances in the field of electromechanics. The Company was reincorporated in Delaware in 2000 prior to the Company’s Initial Public Offering. We design, manufacture and market power quality products to provide consistent, reliable electric power required by today’s digital economy. We have commercialized a flywheel energy storage system that provides a highly-reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. The Company has broadened its product offerings and expanded its available markets by developing additional power quality systems to address customer needs at both higher and lower power levels. During 2004 the Company developed a battery-free extended runtime technology that utilizes thermal and compressed air storage that provides backup power for minutes to hours depending on the application. The Company sells its products globally through direct and OEM channels. The Company’s principle markets are the United States, Africa and Europe.

2. Significant Accounting Policies

Reclassifications

Certain reclassifications have been made to conform prior period financial information to the current presentation, including the reclassification of the costs of our service group from selling expenses to cost of revenues. We have also made certain reclassifications between cash equivalents and investments in the 2003 balance sheet, resulting in the reclassification of $36,426 from cash equivalents to short-term investments (including $16,375 of auction-rate securities), and $1,711 from long-term investments to short-term investments; the investing activities section of the statements of cash flows have been conformed accordingly.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

In general, revenue is recognized when title has transferred as stipulated by the delivery terms in the sales contract. In addition, prior to revenue recognition we require persuasive evidence of the arrangement, that the price is fixed or determinable, and that collectibility is reasonably assured.

We also offer various services to customers depending on the type of product the customer has purchased, which may include on-site services, or installation and integration services. Such services are not essential to the functionality of the delivered product. Revenue for services is recognized at the time services are provided, or is deferred and recognized over the service period (where applicable). When products and services are contracted under a single arrangement, we allocate the total sales price to the multiple deliverables based on their relative fair values. The fair value of our equipment is based on our average historical selling prices, while the fair value of services is based upon the rates that we charge customers in separately negotiated transactions or based on the market price an independent third party would charge to provide these services. To date our service revenues have not been significant to our operating results. Development funding revenue is recognized as we achieve development milestones specified in the respective agreements. Revenue associated with the sale of extended warranties is recognized ratably over the contract period.

Shipping and Handling Costs

The Company classifies shipping and handling costs related to product sales as cost of revenue, and any payments from customers for shipping and handling are categorized in revenue. We classify shipping and handling costs associated with receiving production inventory as cost of product revenue. Any materials received or shipped which are related to our engineering, sales, marketing and administrative functions are classified as operating expenses.

Cash Equivalents

Investments with a contractual maturity of three months or less when purchased are classified as cash equivalents.

Investments in Marketable Securities

Investments in marketable securities consist of commercial paper and debt securities with readily determinable fair values. Active Power accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments. We classify investments in marketable securities as available-for-sale and all reclassifications made from unrealized gains/losses to realized gains/losses are determined based on the specific identification method. The carrying amount of investments in marketable securities approximates fair value at December 31, 2004.

The carrying value of our investments in marketable securities consists of the following at December 31:

2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate Notes	$8,173	$—	$(35)	$8,138
U.S. Government Agencies	11,923	—	(52)	11,871
Auction Rate Securities	7,300	—	—	7,300

	$27,396	$—	$(87)	27,309

Less: Short-term investments in marketable securities				(21,308)

Long-term investments in marketable securities				$6,001

2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Commercial Paper	$7,360	$1	$—	$7,361
Corporate Notes	14,807	119	(65)	14,861
Foreign Debt Securities	1,507	10	—	1,517
U.S. Government Agencies	19,150	16	(2)	19,164
Auction Rate Securities	16,383	—	—	16,383

	$59,207	$146	$(67)	59,286

Less: Short-term investments in marketable securities				(38,137)

Long-term investments in marketable securities				$21,149

The fair value by contractual maturity is shown below:

Within one year	$14,008
After one year through five years	6,001
After five years through 10 years	—
After 10 years	7,300

$27,309

Restricted Cash

Restricted cash balances of $741 and $805 as of December 31, 2004 and 2003, respectively, secure product performance guarantees given to a customer. Upon satisfaction of these guarantees, the restriction on these funds is released. The Company had satisfied its performance guarantees to its customer prior to December 31, 2004 for $625 and this restricted balance was subsequently released by the bank.

Inventories

Inventories are stated at the lower of cost or market, using the first-in-first-out method, and consist of the following at December 31:

	2004	2003
Raw materials	$1,728	$1,799
Work in process and finished goods	2,238	2,732

	$3,966	$4,531

Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (generally three to nine years). Leasehold improvements are depreciated over the shorter of the life of the improvement or the remainder of the property lease, including renewal options. Repair and maintenance is expensed as incurred.

Intangible Assets

Intangible assets relate to technology licenses and are capitalized in accordance with Statement of Accounting Concepts No. 6, ELEMENTS OF FINANCIAL STATEMENTS, as it was determined that the licenses would provide future economic benefit to the Company. The licenses are being amortized over a ten year period, which was determined by assessing the estimated remaining life of the licensed technologies. We monitor the licenses for impairment on an ongoing basis. The licenses gives the Company exclusive rights in the power quality market and the distributed power generation market, as those terms are defined in the license agreements. At December 31, 2004 and 2003, the Company had $1,125 in technology licenses, offset by $400 and $287, respectively, in accumulated amortization.

Long-Lived Assets

We evaluate our long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

Patent Application Costs

Active Power has not capitalized patent application fees and related costs because of uncertainties regarding net realizable value of the technology represented by the existing patent applications and ultimate recoverability. All patent costs have been expensed through December 31, 2004.

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2004	2003
Compensation and benefits	$1,288	$1,258
Warranty liability	639	597
State sales and franchise tax	289	336
Professional fees	748	382
Other	446	750

	$3,410	$3,323

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. The warranty period for products sold to Caterpillar is 12 months from the date of shipment to the end-user. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is contained in accrued expenses on the accompanying balance sheet.

Changes in the Company’s warranty liability are presented in the following table:

Balance at December 31, 2001	$535
Warranty expense	284
Warranty charges incurred	(174)

Balance at December 31, 2002	645
Warranty expense	267
Warranty charges incurred	(315)

Balance at December 31, 2003	597
Warranty expense	820
Warranty charges incurred	(778)

Balance at December 31, 2004	$639

Accounting for Stock-Based Compensation

As allowed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (“SFAS 123”), Active Power accounts for its stock compensation arrangements with employees using the intrinsic value method under the provisions of the Accounting Principles Board’s Opinion (“APB”) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Deferred stock-based compensation is typically amortized using the straight-line method over the vesting period, which is generally four years, utilizing the accelerated method prescribed in FASB Interpretation No. 28. Where it is not feasible to reasonably estimate fair value at grant date, compensation is measured using fair value and other pertinent data at the first date of which it is possible to reasonably estimate that value. Generally that is the date that the number of shares and exercise price are determinable. This method is used for shares granted pursuant to the Company’s stock purchase plan.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123:

	2004	2003	2002
Net loss - as reported	$(27,780)	$(21,703)	$(27,623)
Stock-based compensation cost, net of related tax effects included in the determination of net loss as reported	34	100	1,239
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(5,414)	(6,039)	(5,550)

Pro forma net loss	$(33,160)	$(27,642)	$(31,934)

Net loss per share:
Basic and diluted - as reported	$(0.65)	$(0.52)	$(0.67)
Basic and diluted - pro forma	$(0.78)	$(0.66)	$(0.77)

Segment Reporting

Active Power’s chief operating decision maker allocates resources and assesses the performance of its power management product development and sales activities as one segment.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, restricted cash, investments, accounts receivable and accounts payable. We believe all of these financial instruments are recorded at amounts that approximate their current market values.

Concentration of Credit Risk

Financial instruments which potentially subject Active Power to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Active Power’s cash and cash equivalents and investments are placed with high credit quality financial institutions and issuers. Active Power performs limited credit evaluations of its customers’ financial condition. We require letter of credits as deemed necessary to ensure collection. Our allowance for doubtful accounts is estimated based on factors related to the credit risk of each customer. Individual receivables are written off after they have been deemed uncollectible. Credit losses have not been significant to date.

The following table summarizes the changes in the allowance for doubtful accounts:

Balance at December 31, 2001	$54
Additions charged to expense	15
Write-off of uncollectible accounts	(30)

Balance at December 31, 2002	39
Additions charged to expense	82
Write-off of uncollectible accounts	(16)

Balance at December 31, 2003	105
Additions charged to expense	49
Write-off of uncollectible accounts	(19)

Balance at December 31, 2004	$135

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

The following customers accounted for a significant percentage of Active Power’s total revenue during each of the years ended December 31:

	2004	2003	2002
Customer A	54%	60%	81%
Customer B	2%	6%	12%
Customer C	26%	4%	—

Advertising Costs

Active Power expenses advertising costs as incurred. These expenses were approximately $232, $559 and $250, in 2004, 2003 and 2002, respectively.

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31:

	2004	2003	2002
Net loss	$(27,780)	$(21,703)	$(27,623)

Basic and diluted:
Weighted-average shares of common stock Outstanding	42,472	41,938	41,304
Weighted-average shares of common stock subject to repurchase	(1)	(13)	(57)

Shares used in computing basic and diluted net loss per share	42,471	41,925	41,247

Basic and diluted net loss per share	$(0.65)	$(0.52)	$(0.67)

Active Power’s calculation of diluted loss per share excludes 4,750,592, 4,008,806, and 3,618,418 shares of common stock issuable upon exercise of employee stock options as of December 31, 2004, 2003 and 2002, respectively, because their inclusion in the calculation would be antidilutive.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, AN AMENDMENT OF ACCOUNTING RESEARCH BULLETIN (“ARB”) NO. 43, CHAPTER 4 (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4, INVENTORY PRICING, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material impact on our results of operations or financial position as our accounting policies are consistent with SFAS 151.

In December 2004, the FASB issued SFAS 123 (revised 2004), SHARE-BASED PAYMENT, (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the statement of operations. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. We have not yet determined which fair-value method and transitional provision we will follow. However, we expect that the adoption of SFAS 123R will have a significant impact on our results of operations. We do not expect the adoption of SFAS 123R will impact our overall financial position. See STOCK-BASED COMPENSATION in Note 2 for the pro forma impact on net loss and net loss per share from calculating stock-based compensation costs under a fair value alternative of SFAS 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

3. Property and Equipment

Property and equipment consists of the following at December 31:

	2004	2003
Equipment	$7,289	$7,305
Demonstration units	411	481
Computers and purchased software	2,185	2,090
Furniture and fixtures	325	325
Leasehold improvements	7,043	7,023

	17,253	17,224
Accumulated depreciation	(9,424)	(7,428)

	$7,829	$9,796

4. Restructuring Expenses

During 2002, we wrote-down the value of approximately $1,400 of engineering test equipment and associated leasehold improvements that were determined to be impaired due to our transfer of various high power test activities into our manufacturing facility, and completion of our 1200 kVA system development. We also accrued $181 for future expenses related to leased facilities that we exited as part of our space consolidation efforts. These amounts were recorded as restructuring expense in the accompanying statement of operations for 2002. As of December 31, 2003, $94 of this accrued expense remained for use on facility lease payments. At December 31, 2004 no amounts remained accrued.

5. Stockholders’ Equity

Preferred Stock

At December 31, 2004, Active Power had 25,420,000 shares of preferred stock authorized and no shares outstanding.

Common Stock

Common stock reserved for future issuance at December 31, 2004 consists of the following:

For issuance under the 2000 Stock Option Plan	6,537,128
For issuance under the 2000 Employee Stock Purchase Plan	937,238

Total Common Stock reserved for issuance	7,474,366

Stock Option Plan

Active Power has 11,736,181 authorized shares of its Common Stock under its 1993 and 2000 Stock Incentive Plan. The options are immediately exercisable upon grant and vest over periods ranging from immediate to four years. The term of each option is no more than ten years from the date of grant. Active Power has repurchase rights for unvested shares purchased by optionees. At December 31, 2003 and 2002, 6,025 and 86,712 purchased shares remained unvested and subject to repurchase, respectively. At December 31, 2004, no such shares remained unvested. At December 31, 2004, 1,786,536 shares were available for future grants.

A summary of Common Stock option activity is as follows:

	Number of Shares	Range of Exercise Prices	Weighted-Average Exercise Prices
Outstanding at December 31, 2001	3,089,700	$ 0.07 – 68.50	$8.33
Granted	2,096,375	1.78 – 5.04	3.46
Exercised	(768,894)	0.07 – 1.85	0.56
Canceled	(798,763)	0.42 – 68.50	8.02

Outstanding at December 31, 2002	3,618,418	0.07 – 68.50	7.27
Granted	1,683,250	1.00 – 3.64	1.29
Exercised	(189,309)	0.07 – 2.34	0.71
Canceled	(1,103,553)	0.16 – 68.50	6.34

Outstanding at December 31, 2003	4,008,806	0.16 – 68.50	5.35
Granted	1,525,250	2.71 – 4.46	3.23
Exercised	(316,406)	0.16 – 3.58	1.52
Canceled	(467,058)	1.22 – 38.06	5.67

Outstanding at December 31, 2004.	4,750,592	$ 0.16 – 68.50	$4.90

The following is a summary of options outstanding and exercisable as of December 31, 2004:

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 0.10 - $ 0.49	69,384	3.9	$0.34
$ 0.50 - $ 1.99	1,312,088	7.8	1.27
$ 2.00 - $ 3.99	2,364,096	8.4	3.36
$ 4.00 - $ 6.99	434,480	6.1	5.28
$ 7.00 - $68.50	570,544	6.1	19.85

	4,750,592	7.7	$4.90

Stock options exercisable but not subject to repurchase as of December 31, 2004, 2003 and 2002 were 2,759,285, 1,960,674, and 1,008,707, respectively.

Prior to our initial public offering in August 2000, 2,377,404 of the stock options granted to employees had exercise prices below the fair value determined subsequently by our Board of Directors of the underlying shares of Common Stock on the date of grant. As a result, Active Power recorded deferred stock compensation of $15,843. Of this amount, $34, $100, and $1,239 was amortized as non-cash compensation during 2004, 2003 and 2002, respectively. At December 31, 2004, no deferred stock compensation expense remains to be amortized.

Pro forma information regarding net loss is required by SFAS 123, and has been determined as if Active Power had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a minimum value option pricing model until the date of the initial public offering and the Black-Scholes option pricing model thereafter, with the following assumptions for the years ended December 31:

	2004	2003	2002
Risk-free interest rate	3.0%	3.0%	3.0%
Weighted-average expected life of the options	5 years	5 years	5 years
Dividend rate	0%	0%	0%
Assumed volatility	100%	100%	100%

The weighted average grant date fair value of options granted during 2004, 2003 and 2002 was $2.36, $0.94 and $2.52, respectively.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense using the straight line method over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 for the years ended December 31:

	2004	2003	2002
Net loss as reported	$(27,780)	$(21,703)	$(27,623)
Stock-based compensation expensed	34	100	1,239
Pro forma stock-based compensation expense	(5,414)	(6,039)	(5,550)

Pro forma net loss	(33,160)	(27,642)	(31,934)

Pro forma basic and diluted loss per share	$(0.78)	$(0.66)	$(0.77)

Option valuation models incorporate highly subjective assumptions. Since changes in the subjective assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of Active Power’s employee stock options.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”) under which eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the market value at semi-annual intervals. As of December 31, 2004, a total of 1,897,243 shares of the Company’s common stock were authorized for issuance under the Purchase Plan. There were 357,004, 293,531, and 223,196 shares issued under the Purchase Plan in 2004, 2003 and 2002, respectively.

6. Income Taxes

As of December 31, 2004, the Company had federal net operating loss carryforwards of $142,093 and research and development credit carryforwards of $2,308. The net operating loss and credit carryforwards will expire beginning in 2019, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows:

	2004	2003
Deferred tax assets:
Capital expenses	$819	$873
Acquired technology	1,848	—
Reserves and allowances	793	1,228
Net operating loss and tax credit carryforwards	54,882	45,342

Total deferred tax assets	58,342	47,443
Valuation allowance for net deferred tax assets	(58,342)	(47,443)

Net deferred taxes	$—	$—

The Company has established a valuation allowance equal to its net deferred tax asset due to uncertainties regarding their realization based on the Company’s lack of earnings history. The valuation allowance increased by $10,899 during 2004. Approximately $6,401 of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

The Company’s provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate to loss before taxes due to the following for the years ended December 31:

	2004	2003	2002
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(3.0)	(3.0)	(2.9)
Non-cash compensation expense	—	0.2	1.5
Permanent items and other	(2.2)	(2.0)	(4.0)
Change in valuation allowance	39.2	38.8	39.4

	0%	0%	0%

7. Commitments

Active Power leases its office and manufacturing facilities under various operating lease agreements. The office space and manufacturing facilities leases are noncancelable and obligate Active Power to pay taxes and maintenance costs. In addition, Active Power leases certain equipment such as copiers and phone systems under noncancelable leases. Rent expense for the years ended December 31, 2004, 2003 and 2002 was $1,143, $1,276 and $1,931, respectively. The Company leases some of its office space from landlords who have contractual agreements with Hill Partners. Some portions of the Company’s lease payments are paid to Hill Partners from the landlord. One of the Company’s directors, Dick Anderson, is a partner of Hill Partners.

Future minimum payments under these leases at December 31, 2004 are as follows:

2005	$950
2006	849
2007	708
2008	—

Total future minimum lease payments	$2,507

Active Power enters into certain commitments to purchase inventory and other items in the course of normal operations. At December 31, 2004, the total of these commitments was $2,367, all of which mature in 2005.

8. Employee Benefit Plan

Active Power maintains a 401(k) Plan that covers substantially all full-time employees. Company contributions to the plan are determined at the discretion of the Board of Directors and vest ratably over five years of service starting after the first year of employment. Active Power did not contribute to this plan in 2004, 2003 or 2002.

9. Development Funding

In January 1999, Active Power entered into a contract development agreement with Caterpillar. In accordance with the agreement, Caterpillar provided funding to allow Active Power to accelerate development of its products in a certain market application in exchange for exclusive marketing rights for the product in that application. The exclusive marketing rights are subject to Caterpillar meeting specified minimum orders of the product. The two companies share ownership of the resulting intellectual property. Active Power completed the contract in 1999 and collected the full $5,000 development funding specified in the contract, which it recognized as it achieved the product performance milestones specified in the agreement. As an extension of this agreement, Caterpillar in 2001 agreed to provide another $5,000 in funding for the development of a high power electronics platform that will complement the Cat UPS. Active Power completed each of the five milestones and received payment for each milestone by December 31, 2002. Development of this platform was completed and product shipments began during 2003.

10. Geographic Information

Product revenues for the year ended December 31 were as follows:

	2004	2003	2002
United States	$7,881	$4,665	$6,030
Europe	1,988	2,784	1,188
Africa	4,140	596	3
Asia	834	669	452
Other foreign regions	940	176	1,796

Total	$15,783	$8,890	$9,469

Revenues from foreign countries above represent shipments to customers located in seventeen countries from six major regions of the world. Substantially all of Active Power’s property, plant or equipment is located in the United States.

11. Contingencies

Magnex Corp, et al. v. Joseph Pinkerton et al.

On March 25, 2002, Magnex Corp., White Enigma LLC and their individual principals (Paul Hodges and Randy Bergeron, respectively), named Active Power, along with Joseph F. Pinkerton, III, our Chairman, President and Chief Executive Officer, Pinkerton Generator, Inc. (a corporation in which Mr. Pinkerton was an officer, director and the primary shareholder), and Caterpillar Inc. as defendants in a complaint filed in Michigan state court in the Circuit Court for the County of Wayne alleging a breach of a joint venture agreement, misappropriation of trade secrets and the commission of other torts relating to that joint venture. Caterpillar was subsequently dismissed from the case.

We, along with Mr. Pinkerton and Pinkerton Generator, settled the Magnex lawsuit on or about August 16, 2004. On or about October 15, 2004, we agreed to amended settlement terms in the form of two Mutual Release and Settlement agreements, and as a result, an Order of Dismissal with Prejudice was filed with the Michigan state court in the Circuit Court for the County of Wayne. The Mutual Release and Settlement agreements separated the Active Power portion of the settlement from the portions affecting Mr. Pinkerton and Pinkerton Generator. The settlement agreement between the plaintiffs and Active Power provides that (i) we pay the remaining plaintiffs $3,994 in cash and (ii) the plaintiffs transfer, assign, and otherwise release to us all rights to certain technology related to the joint venture allegedly held by the plaintiffs. The agreement further provides a covenant by the plaintiffs to not bring any subsequent suit against us.

We paid settlement amounts of $280 in April 2004, $806 in August 2004 and $3,994 in October 2004, for a total litigation settlement expense of $5,080 in 2004. Included in the $3,994 litigation settlement expense is a $400 recovery from a counterclaim for a default judgment we filed against one of the Magnex plaintiffs, $200 of which will be paid to Comerica Bank as payment for the default judgment. The $200 net recovery has been recorded as a reduction of the litigation settlement liability and litigation settlement expense during the fourth quarter of 2004. Our assessment of the rights acquired relates to technologies not currently used, nor intended for use, by Active Power, thus no value has been allocated to these technologies and the entire settlement amount was recorded as an expense during 2004.

Active Power, Inc., et al. v. Greenwich Insurance Company

On July 16, 2004 we filed a lawsuit against Greenwich Insurance Company seeking coverage under an insurance policy providing for management liability and company reimbursement coverage in connection with the Magnex lawsuit described above.

This case seeks a declaratory judgment that we are entitled to coverage under our policy with Greenwich Insurance Company and also alleges breach of contract for Greenwich’s failure to fulfill its contractual obligations under the policy. This case was filed in the Travis County District Court, in Texas state court. An amended petition was filed on September 14, 2004. Discovery in this case is underway.

In the event of any recovery in this action, we will retain an amount equal to our legal expenses related to this Greenwich Insurance litigation. Any additional recovery up to $1,220 shall next be paid to Mr. Pinkerton as reimbursement for his settlement expense in the Magnex lawsuit. Any recovery beyond this amount shall be retained by us.

12. Subsequent Event

On February 4, 2005, Active Power, Inc. completed the private placement of 5,454,510 shares of the Company’s Common Stock at a price of $3.64 per share for an aggregate offering price of approximately $19,800, to certain institutional investors (the “Purchasers”). The Company also issued Additional Investment Rights to purchase an additional 1,636,353 shares of Common Stock to the Purchasers (the “Additional Investment Rights”), at an exercise price per share of $3.64. The Additional Investment Rights are exercisable until the earliest to occur of (1) the date that is three months following the effective date of the Company’s registration statement registering the resale of the shares of Common Stock sold to the Purchasers and the shares of Common Stock issuable upon exercise of the Additional Investment Rights, (2) immediately prior to the any merger or acquisition of the Company pursuant to which the Company is not the surviving entity, or (3) February 4, 2007. In connection with the transaction, the Company paid placement agent fees and expenses of approximately $1,122.

The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder, as a transaction not involving a public offering, and in reliance on similar exemptions under applicable state laws. The Company believes that each of the Purchasers qualifies as an “accredited investor” (as defined by Rule 501(a) under the Securities Act).

As part of the transaction, the Company agreed to register for resale under the Securities Act all of the shares of Common Stock issued in the offering, as well as shares of Common Stock issuable upon exercise of the Additional Investment Rights.

Selected Quarterly Financial Data (Unaudited)

(Thousands, except per share amounts)	Year Ended December 31, 2003				Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$1,625	$1,871	$2,988	$2,406	$3,240	$3,715	$4,074	$4,754
Total margin (loss)	(2,113)	(1,326)	(879)	(729)	(811)	(1,154)	(399)	117
Net loss	$(6,324)	$(5,933)	$(5,066)	$(4,380)	$(5,624)	$(6,093)	(10,929)	$(5,134)
Net loss per share, basic and diluted	$(0.15)	$(0.14)	$(0.12)	$(0.10)	$(0.13)	$(0.14)	$(0.26)	$(0.12)

In the third quarter of 2004, the Company recorded a charge of $4,800 for a litigation settlement (Footnote 11). In the fourth quarter of 2004, the Company met the performance requirements of a significant contract and recorded revenue of approximately $560 for items that were shipped to customers in the second quarter of 2004.

S-1