Form 10-K/A
period 2004-12-31
ACTIVE POWER INC
filed 2005-03-23
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 000-30939

ACTIVE POWER, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2961657
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

2128 W. Braker Lane, BK12 Austin, Texas	78758
(Address of principal executive Offices)	(Zip code)

(512) 836-6464

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant To Section 12(g) of The Act:

Common Stock, par value $0.001 per share

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on the last day of registrant’s most recently completed second fiscal quarter, June 30, 2004, as reported on The Nasdaq Stock Market, was approximately $135 million (affiliates being, for these purposes only, all directors, executive officers and holders of five percent or more of the registrant’s common stock). As of March 4, 2005, 48,562,749 shares of common stock were outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2004 is filed to correct certain errors contained in the conformed copies of Exhibits 31.1 and 31.2 to the original filing. Specifically, due to a clerical error, paragraph 4(b) of the conformed copy of each of the Chief Executive Officer Certification and the Chief Financial Officer Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 was inadvertently omitted from the original filing, and accordingly paragraphs 4(b) and (c) of the filed certifications should have been paragraphs 4(c) and (d), respectively. The corrected conformed copy of such certifications, each dated March 15, 2005, the date of the original filing, are filed as Exhibits 31.1 and 31.2 to this Amendment No. 1 on Form 10-K/A, respectively.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1 on Form 10-K/A, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and re-filed as of the date of this Form 10-K/A and are included as Exhibits 31.3, 31.4 and 32 hereto. Therefore, Part IV, Item 15 of the original filing has been amended to reflect the new certifications described above.

The remainder of the Annual Report on Form 10-K filed on March 15, 2005 remains unchanged.

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

(b) Exhibits

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the “IPO Registration Statement”))

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.2 to the IPO Registration Statement)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to the IPO Registration Statement)

4.2*	Rights Agreement, dated as of December 13, 2001, between the Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K dated December 13, 2001)

4.3	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock (X)

10.1*@	Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO Registration Statement)

10.2*@	Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement)

10.3@	Active Power, Inc. Employee Stock Purchase Plan (as amended Effective February 1, 2005) (X)

10.4*	Second Amended and Restated Investors’ Rights Agreement by and between Active Power, Inc. and certain of its stockholders (filed as Exhibit 10.4 to the IPO Registration Statement)

10.6+*	Phase II Development and Phase III Feasibility Agreement by and between Active Power, Inc. and Caterpillar Inc. (filed as Exhibit 10.6 to the IPO Registration Statement)

10.7*	Credit Terms and Conditions by and between Active Power, Inc. and Imperial Bank (filed as Exhibit 10.7 to the IPO Registration Statement)

10.8*	Security and Loan Agreement by and between Active Power, Inc. and Imperial Bank (filed as Exhibit 10.8 to the IPO Registration Statement)

10.9*	Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.9 to the IPO Registration Statement)

l0.l0*	First Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.10 to the IPO Registration Statement)

10.11*	Second Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.11 to the IPO Registration Statement)

10.12*	Third Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.12 to the IPO Registration Statement)

10.13*	Fourth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the IPO Registration Statement)

10.14*	Fifth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the IPO Registration Statement)

10.15*	Sublease Agreement by and between Active Power, Inc. and Video Associates Laboratories, Inc. (filed as Exhibit 10.15 to the IPO Registration Statement)

10.16*@	Employee offer letter (including severance arrangements) from Active Power, Inc. to David S. Gino (filed as Exhibit 10.16 to the IPO Registration Statement)

10.17*	Lease Agreement by and between Active Power, Inc. and BC12 99, Ltd. (filed as Exhibit 10.17 to Active Power’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.18*	Sixth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.18 to Active Power’s Annual Report on Form 10-K dated March 16, 2001 (the “2000 10-K”))

10.19*	Seventh Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.19 to the 2000 10-K)

10.20*+	Distributor Agreement by and between Active Power and Powerware Corporation (known now as Eaton Power Quality Corporation) dated October 28, 2001 (filed as Exhibit 10.20 to Active Power’s Quarterly Report on Form 10-Q dated November 9, 2001 (the “November 2001 10-Q”)

10.21*+	Master Sourcing Agreement by and between Active Power and General Electric Company (through its Digital Energy business unit) dated July 13, 2001 (filed as Exhibit 10.21 to the November 2001 10-Q)

10.22	*+	Phase II & Phase III Purchase Agreement by and between Active Power, Inc. and Caterpillar Inc. dated as of September 1, 2001 (filed as Exhibit 10.22 to Active Power’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”)

10.23	*+	Phase III Product Development Agreement by and between Active Power, Inc. and Caterpillar Inc. dated as of September 1, 2001 (filed as Exhibit 10.23 to the 2002 10-K)

10.24	*+	Purchase and Sale Agreement between Active Power, Inc. and Fuji Electric Co., Ltd. dated July 23, 2003 (filed as Exhibit 10.1 to Active Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.25	*@	Allocation Agreement dated August 26, 2004 by and among Registrant, Joseph F. Pinkerton, III and Pinkerton Generator, Inc. (filed as Exhibit 10.1 to Active Power’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.26		Mutual Release and Settlement Agreement between Magnex Corporation, White Enigma LLC, Paul E. Hodges, Randy M. Bergeron, and Fundamental Research on the one side and Active Power, Inc., f/k/a Magnetic Bearing Technologies, Inc. on the other side, dated October 15, 2004 (X)

23.1		Consent of Ernst & Young LLP (X)

24.1		Power of Attorney (X)

31.1		Certification of Principal Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 relating to our Annual Report on Form 10-K (XX)

31.2		Certification of Principal Accounting Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 relating to our Annual Report on Form 10-K (XX)

31.3		Certification of Principal Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 relating to this Annual Report on Form 10-K/A (XX)

31.4		Certification of Principal Accounting Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 relating to this Annual Report on Form 10-K/A (XX)

32		Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002(XX)

*	Incorporated by reference to the indicated filing.
+	Portions of this exhibit have been omitted pursuant to a confidential treatment previously granted.
@	Indicates a management contract or compensatory plan or arrangement.
(X)	Filed with originally filed Form 10-K.
(XX)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVE POWER, INC.

	By:	/s/ Joseph F. Pinkerton, III
Joseph F. Pinkerton, III
Date: March 23, 2005		Chairman of the Board, President and Chief Executive Officer