Form 10-Q
period 2005-03-31
ACTIVE POWER INC
filed 2005-04-28
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of common stock, par value of $0.001 per share, outstanding at April 26, 2005 was 48,579,595.

ACTIVE POWER, INC.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Active Power, Inc.

Condensed Balance Sheets

(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$36,913	$17,625
Restricted cash	116	741
Short-term investments in marketable securities	16,732	21,308
Accounts receivable, net	2,340	4,143
Inventories	5,464	3,966
Prepaid expenses and other	649	1,028

Total current assets	62,214	48,811
Property and equipment, net	7,579	7,829
Intangible assets, net	697	725
Long-term investments in marketable securities	5,941	6,001
Deposits and other	187	—

Total assets	$76,618	$63,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,190	$1,649
Accrued expenses	3,596	3,410
Deferred revenue	318	214

Total liabilities	5,104	5,273
Stockholders’ equity:
Common Stock	49	43
Treasury stock	(2)	(2)
Additional paid-in capital	234,780	215,937
Accumulated deficit	(163,125)	(157,798)
Other accumulated comprehensive income	(188)	(87)

Total stockholders’ equity	71,514	58,093

Total liabilities and stockholders’ equity	$76,618	$63,366

See accompanying notes.

Active Power, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Product revenue	$2,931	$2,749
Service and spares revenue	507	491

Total revenue	3,438	3,240
Operating expenses:
Cost of product revenue	3,245	3,487
Cost of service and spares revenue	544	564
Research and development	2,231	2,353
Selling, general & administrative	3,574	2,779
Amortization of deferred stock compensation	—	17

Total operating expenses	9,594	9,200

Operating loss	(6,156)	(5,960)
Interest income	378	397
Gain due to change in market value of investment rights	493	—
Other income (expense)	(42)	(61)

Net loss	$(5,327)	$(5,624)

Net loss per share, basic & diluted	$(0.12)	$(0.13)
Shares used in computing net loss per share, basic & diluted	46,085	42,233

Comprehensive loss:
Net loss	$(5,327)	$(5,624)
Change in unrealized gain(loss) on investments in marketable securities	(101)	28

Comprehensive loss	$(5,428)	$(5,596)

See accompanying notes.

Active Power, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net loss	$(5,327)	$(5,624)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	462	602
Amortization of intangible assets	28	28
Accretion of premium / discount on investments	65	25
Amortization of deferred stock compensation	—	17
Changes in operating assets and liabilities:
Accounts receivable, net	1,803	340
Inventories	(1,498)	(1,298)
Prepaid expenses and other assets	192	145
Accounts payable	(459)	1,390
Accrued expenses	186	(721)
Deferred revenue	104	503

Net cash used in operating activities	(4,444)	(4,593)

Investing activities
Purchases of marketable securities	(8,140)	(6,837)
Sales/Maturities of marketable securities	12,610	18,222
Purchases of property and equipment	(212)	(63)
Change in restricted cash	625	—

Net cash provided by investing activities	4,883	11,322

Financing activities
Net proceeds from issuance of common stock	18,849	252

Net cash provided by financing activities	18,849	252

Change in cash and cash equivalents	19,288	6,981
Cash and cash equivalents, beginning of period	17,625	12,073

Cash and cash equivalents, end of period	$36,913	$19,054

See accompanying notes.

Active Power, Inc.

Notes to Condensed Financial Statements

March 31, 2005

(Unaudited)

1. Organization

Active Power, Inc. (“we”, “Active Power” or the “Company”) is a Delaware Corporation. We design, manufacture and market power quality products to provide consistent, reliable electric power required by today’s digital economy. We have commercialized a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. We have broadened our product offerings and expanded our available markets by developing additional power quality systems to address customer needs at both higher and lower power levels. During 2004 we developed a battery-free extended runtime technology that utilizes thermal and compressed air storage to provide backup power for minutes to hours depending on the application. We expect to bring this technology to market later this year. We sell our products globally through direct and Original Equipment Manufacturer (“OEM”) channels. Our current principal markets are the United States, Europe and Africa.

2. Basis of Presentation

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

The condensed balance sheet information as of December 31, 2004 has been condensed from the audited financial statements at that date and does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Certain prior period amounts have been reclassified to conform to current period presentation.

3. Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method. Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$2,015	$1,728
Work in process and finished goods	3,449	2,238

	$5,464	$3,966

4. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net loss	$(5,327)	$(5,624)

Basic and diluted:
Weighted-average shares of common stock outstanding	46,085	42,236
Weighted-average shares of common stock subject to repurchase	—	(3)

Shares used in computing net loss per share, basic and diluted	46,085	42,233

Net loss per share, basic and diluted	$(0.12)	$(0.13)

Our calculation of diluted loss per share excludes 5,725,105 and 5,200,014 shares of common stock issuable upon exercise of employee stock options as of March 31, 2005 and 2004, respectively, because their inclusion in the calculation would be anti-dilutive. The calculation of diluted loss per share as of March 31, 2005 also excludes 1,636,353 shares of common stock issuable pursuant to the Additional Investment Rights granted in connection with the sale of common stock in February 2005 (see Note 6), as their inclusion in the calculation would be anti-dilutive.

5. Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS 123, we have elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. Deferred stock-based compensation is typically amortized using the straight-line method over the vesting period, which is generally four years, utilizing the accelerated method prescribed in Financial Accounting Standards Board (“FASB”) Interpretation No. 28. We have calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and has determined the pro forma impact on net loss. Where it is not feasible to reasonably estimate fair value at grant date, compensation is measured using fair value and other pertinent data at the first date at which it is possible to reasonably estimate that value. Generally that is the date that the number of shares and exercise price are determinable. This method is used for shares granted pursuant to our Employee Stock Purchase Plan.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net loss - as reported	$(5,327)	$(5,624)
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	174	17
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(1,609)	(1,531)

Pro forma net loss	$(6,762)	$(7,138)

Earnings per share:
Basic and diluted - as reported	$(0.12)	$(0.13)
Basic and diluted - pro forma	$(0.15)	$(0.17)

6. Common Stock

On February 4, 2005, we completed the private placement of 5,454,510 shares of the Company’s Common Stock at a price of $3.64 per share, for an aggregate offering price of approximately $19.8 million, to certain institutional investors (the “Purchasers”). We also issued Additional Investment Rights to purchase 1,636,353 shares of Common Stock to the Purchasers (the “Additional Investment Rights”), at an exercise price per share of $3.64. The Additional Investment Rights are exercisable until the earliest to occur of (1) the date that is three months following the effective date of our registration statement registering the resale of the shares of Common Stock sold to the Purchasers and the shares of Common Stock issuable upon exercise of the Additional Investment Rights, (2) immediately prior to any merger or acquisition of the Company pursuant to which the Company is not the surviving entity, or (3) February 4, 2007. In connection with the transaction, we paid placement agent fees and expenses of approximately $1.1 million.

The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder, as a transaction not involving a public offering, and in reliance on similar exemptions under applicable state laws. We believe that each of the Purchasers qualifies as an “accredited investor” (as defined by Rule 501(a) under the Securities Act).

As part of the transaction, we agreed to register for resale under the Securities Act all of the shares of Common Stock issued in the offering, as well as shares of Common Stock issuable upon exercise of the Additional Investment Rights. We filed a Registration Statement on Form S-3 with the SEC on March 24, 2005. Under the transaction agreements, a failure to have the Registration Statement declared effective within 120 days after the closing (February 4, 2005) may subject us to liquidated damages equal to 1% of the aggregate purchase price paid, per month (increasing to 2% per month in the second month after any delay), until the time that the Registration Statement is declared effective.

In accordance with the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of the Additional Investment Rights was determined at the time of issuance based on the proceeds of the offering and the relative fair values of the securities and the Additional Investment Rights. We used the Black-Scholes valuation model to determine the fair value of the Additional Investment Right, and accordingly attributed a value of $964,000 to the Additional Investment Rights, which has been recorded as additional paid in capital. Changes in the fair value of the Additional Investment Rights since the date of issuance due to fluctuations in the value of our stock are required to be reflected in our earnings. The rights were revalued to their market value of $ 471,000 at March 31, 2005, with a resultant gain of $493,000 that has been included in other income.

7. Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-based Payments (“SFAS 123R”), which supersedes APB 25, SFAS 123 and related implementation guidelines. The pronouncement is effective for annual periods beginning after June 15, 2005. Under this pronouncement, stock-based compensation to employees is required to be recognized as a charge to the Statement of Operations and such charge is required to be measured according to the fair value of the stock options. Pro forma disclosure is no longer an alternative. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying shares, the expected dividends on the underlying shares and the risk-free interest rate.

We will adopt the delayed provisions of SFAS 123R beginning January 1, 2006 using a modified version of prospective application, as allowed by the standard. Under this modified prospective application method, SFAS 123R will be applied to new stock awards granted after the date of adoption and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation costs for the portion of stock awards for which the requisite service has not been rendered/vested that are outstanding as of January 1, 2006 shall be recognized as the requisite service is rendered after January 1, 2006. The compensation costs for that portion of stock awards shall be based on the grant-date fair value of those awards as calculated for pro-forma disclosures under SFAS 123.

We anticipate that the impact of adopting SFAS 123R on net income and earnings per share will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under SFAS 123, as described in Note 5 above. There are certain differences between the requirements of SFAS 123 and SFAS No. 123R that may result in differences from the amounts disclosed in Note 5. SEC Staff Accounting Bulletin No. 107, issued in March 2005, provides further clarification of how to determine the fair value of stock awards.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material impact on our results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation for the year ended December 31, 2004 included in our Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors That May Affect Future Results” below for a discussion of items that may affect our future results.

Overview

We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today’s digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for the lead-acid batteries used in conventional power quality installations. Our first commercial product was a battery-free DC system (“CleanSource® DC”) that is used as a bridging energy source in typical power quality installations and is compatible with all major uninterruptible power supply (“UPS”) brands. Leveraging our expertise in this technology, we have also developed a battery-free UPS system that incorporates our flywheel technology. This system is marketed by Caterpillar Inc., the leading maker of engine generators for the power reliability market, under the Caterpillar brand name “Cat® UPS” and is also marketed directly by Active Power as the CleanSource® UPS. In 2003 and 2004, we broadened our product offerings and expanded our available markets by developing additional power quality systems to address customer needs at both higher and lower power levels. Our family of battery-free UPS products currently ranges from 65 kVA – 1200 kVA. By paralleling our 1200 kVA UPS systems together, we will be able to provide up to a 3600 kVA battery-free UPS system to customers.

During 2004, we developed a battery-free extended runtime technology (one that provides backup power for minutes to hours depending on the application) that utilizes thermal and compressed air storage (“TACAS”). We disclosed this TACAS technology in September 2004. In December 2004, we shipped an evaluation unit of our first extended runtime product that is based on the TACAS technology (“CleanSource® XR”). We shipped an additional evaluation unit in March 2005, and intend to ship more CleanSource XR evaluation units in the next quarter and to begin commercial production of this product in the fourth quarter of 2005.

Our products are sold for use in the facilities of companies across many different industries that all share a critical need for reliable, high-quality power, such as broadcasters, hospitals, credit card processing centers, semiconductor manufacturers, pharmaceutical manufacturers, plastics manufacturers, data centers and electric utilities. Sales have been spread across many different countries from all regions of the world. Our primary markets are the United States, Europe and Africa.

As of March 31, 2005, we had generated an accumulated deficit of $163.1 million and we expect to continue to sustain operating losses for the next several quarters. To date we have funded our operations through private and public sales of shares of common and preferred stock, including most recently in February 2005, from the private placement of common stock that raised a further $18.7 million in net proceeds. Based on the current spending levels and expectations in our current business plan, we believe that our current cash and investments will be sufficient to meet our cash requirements through the next 24 months. Our cash and investments position at March 31, 2005 was $59.7 million.

Some of the uncertainties that could impact our business include the strength of the U.S. and global economies, the success of our direct sales efforts, delays in new product development, the speed of market adoption for our technology and products, global commodity prices and new competitive technologies and products.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following represent our critical accounting policies:

•	Revenue Recognition

•	Inventories

•	Warranty Liability

We also have other policies that we consider to be key accounting policies. However, we believe that these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

Revenue Recognition

In general, product revenue is recognized when title and risk of loss have transferred as stipulated by the delivery terms in the sales arrangement. In addition, prior to revenue recognition we require persuasive evidence of the arrangement, that the price is fixed or determinable, and that collectibility is reasonably assured.

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

Results of Operations

Total Revenue. Revenue primarily consists of sales of our CleanSource power quality products. The following table summarizes for the periods indicated, a quarter-over-quarter comparison of our total revenue:

($ in thousands)	Three months ended March 31,		Variance 2005 vs. 2004
	2005	2004	$	%
Total revenue	$3,438	$3,240	$198	6%

Total revenue in the first quarter of 2005 remained relatively flat compared to the first quarter of 2004, but decreased by $1.3 million, or 28%, compared to the fourth quarter of 2004. Some of this decrease is attributable to seasonal factors that typically result in a decrease in revenue in our first quarter. There was also a shift in product mix, with an increase in the percentage of DC products sold relative to UPS products during the quarter. However this shift is not expected to continue during 2005 and we anticipate UPS and Continuous Power System (“CPS”) products to continue to represent the vast majority of our total revenue.

During fiscal 2004 we began to significantly benefit from CPS sales, which typically include our 1200 kVA UPS product combined with third party equipment, and installation and start-up services. Sales related to these large system deals were $497,000 and $1.4 million in the first quarters of fiscal 2005 and 2004, respectively. These large system sales are governed by strict revenue recognition criteria and may take a long time to close or to fulfill all the requirements for revenue recognition. This delay can result in significant fluctuations in recorded revenue on a quarterly basis, especially if anticipated transactions fail to materialize as planned. We anticipate that CPS related revenue will be a significant contributor to our total revenue in the remainder of 2005.

Stocking units held as inventory at our primary OEM distributor, Caterpillar and its dealer network, declined sequentially by approximately $840,000, or 21%, during the first three months of 2005. Although we have no obligations to our OEM customers for the products that they hold in their inventory, a significant reduction in our OEM customers’ product levels would negatively impact our future sales if they are able to satisfy orders from their inventory during the quarter rather than purchase new units from us. We are working closely with our OEM customers to assist them in selling these stocking orders over time. During fiscal 2005, we expect current channel inventory to continue to decline and reach an appropriate level of stocking units to enable them to respond quickly to time-sensitive customer orders.

The average selling price of our base products declined slightly by 7% in the first quarter of 2005 as compared to the first quarter of 2004. Our sales prices will vary depending on the power levels of the products sold, and the quantity and type of options purchased by the customers during a particular fiscal period. Sales of Active Power branded products through our direct and manufacturer’s representative channels as a percentage of revenue decreased slightly from 44% of our total revenues in the first quarter of 2004 to 38% of our total revenues in the first quarter of 2005. We believe sales of our Active Power branded products to government facilities and industrial customers in regions not previously covered by our OEMs will continue to increase over time and will become a larger percentage of our revenue. Our products perform well in harsh environments where power quality is particularly poor, which makes them a good fit for industrial countries with a poor power infrastructure. Due to the large size of some of our customer orders relative to our current total revenue levels, our quarterly total revenue trend can be expected to fluctuate as these orders ship in various periods.

North American sales increased from 50% of total revenue in the first quarter of 2004 to 62% in the first quarter of 2005. This was primarily driven by the Caterpillar channel, which represented 51% of our total revenues, however we also saw an increase in DC product sales which was driven by another OEM, Eaton Power Quality.

Service and spares revenue primarily relates to revenue generated from repairs or reconfigurations of our products, and includes revenue associated with the costs of travel of our service personnel, replacement parts and labor. Revenue from these sources increased by 3% from the first quarter of 2004 to $507,000 in the first quarter of 2005. We anticipate that service and spares revenue will grow with product revenue because as more units are sold to customers, more installation and start up services will be required, particularly when those products are sold through our Active Power branded channel.

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

($ in thousands)	Three months ended March 31,		Variance 2005 vs. 2004
	2005	2004	$	%
Cost of product revenue	$3,245	$3,487	$(242)	(7)%
Percent of product revenue	111%	127%

The decrease in cost of product revenue in the first quarter of 2005 compared to the first quarter of 2004 is due to improved efficiency in our manufacturing operations and material costs reductions. We have ongoing programs to reduce product and component costs where feasible, and this has resulted in an improvement in materials costs as a percentage of product revenue. We continue to operate a manufacturing facility that has a capacity level significantly greater than our current product revenue levels. A large portion of the costs involved in operating our facility are fixed in nature, and we incur approximately $1.2 million in overhead each quarter. We reduced our manufacturing staff levels in 2003 and have continued to reduce our overhead levels where feasible. We also continue to work on reducing our product costs, and we believe that under current circumstances we will achieve gross margin break-even at approximately $5 million in quarterly revenue. Items that could impact our ability to improve our gross margin include sales product mix, pricing discounts and customer incentives, currency fluctuations, and variations in our product cost and productivity.

The improvement in cost of product revenue as a percentage of product revenue in 2005 compared to 2004 is because 2004 product revenue included sales to a large industrial customer in Northern Africa, where the sales contract required performance guarantees. This impacts the amount of revenue that we can recognize on the sale (a portion must be deferred until the performance guarantee is released), despite incurring all of the costs. In the first quarter of 2005, our sales to this customer required a smaller performance guarantee and also commanded a slightly higher profit margin on third party equipment.

Cost of service and spares revenue. Cost of service and spares revenue includes the cost of component parts, as well as labor and overhead of our spare parts, costs associated with travel and labor used in servicing a unit and unabsorbed overhead from the service group. The following table summarizes for the periods indicated, a quarter-over-quarter comparison of our cost of service and spares revenue:

($ in thousands)	Three months ended March 31,		Variance 2005 vs. 2004
	2005	2004	$	%
Cost of service and spares revenue	$544	$564	$(20)	(4)%
Percent of service and spares revenue	107%	115%

The cost of service and spares revenue did not fluctuate significantly in the first quarter of 2005 compared to the first quarter of 2004. It is driven by service and spares revenue.

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

($ in thousands)	Three months ended March 31,		Variance 2005 vs. 2004
	2005	2004	$	%
Research and development	$2,231	$2,353	$(122)	(5)%
Percent of total revenue	65%	73%

The slight decrease in research and development spending primarily resulted from a decrease in electricity costs as our efforts to parallel our 1200 kVA UPS systems moved from development status to commercial production status. Currently, engineering spending is driven by the development of several evaluation units of our CleanSource XR product that will ship through the third quarter of this year. We believe research and development expenses will increase by approximately $500,000 during both the second and third quarters of fiscal 2005 due to ongoing development and as the CleanSource XR product nears commercial production status.

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

($ in thousands)	Three months ended March 31,		Variance 2005 vs. 2004
	2005	2004	$	%
Selling, general and administrative	$3,574	$2,779	$795	29%
Percent of total revenue	104%	86%

The increase in selling, general and administrative expenses in the first quarter of 2005 as compared to the first quarter of 2004 was attributable to a number of factors including:

•	a $520,000 increase in sales tax expense as a result of multi-year state sales tax audits;

•	incremental compensation expense of $174,000 associated with modifications to stock awards in connection with the resignation of our former chief financial officer;

•	higher professional fees of $369,000 connected with the implementation of the Sarbanes-Oxley Act of 2002, completion of our 2004 annual audit, and recruiting costs; and

•	higher salaries in sales and marketing due to the addition of nine employees from March 31, 2004 to March 31, 2005, five of which were added to support our new sales and service operations in Northern Africa.

The increase was offset by a reduction in legal fees of $376,000 due to the settlement of the Magnex lawsuit.

Interest income. The following table summarizes the quarterly change in our interest income:

($ in thousands)	Three months ended March 31,		Variance 2005 vs. 2004
	2005	2004	$	%
Interest income	$378	$397	$(19)	(5)%

The decrease in interest income in the first quarter of 2005 as compared to the first quarter of 2004 is attributable to a decrease in our average cash and investments balances, offset by slightly higher returns on our investments.

Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2005 consisted of $59.7 million of cash and investments. We have primarily funded our operations through our initial public offering in August 2000, resulting in net proceeds of $138.4 million, sales of shares of our preferred stock, which have resulted in gross proceeds of approximately $42.6 million, as well as $10 million in development funding received from Caterpillar since 1999, and our product revenue. Additionally, in February 2005, we completed a private placement of our common stock that raised an additional $18.7 million after expenses.

The following table summarizes the yearly changes in cash used in operating activities:

($ in thousands)	Three months ended March 31,		Variance 2005 vs. 2004
	2005	2004	$	%
Cash used in operating activities	$(4,444)	$(4,593)	$(149)	(3)%

Cash used in operating activities decreased slightly in the first quarter of 2005 compared to the first quarter of 2004 due to a lower net loss and a decline in accounts receivable, offset by an increase in inventory and the timing of payments to vendors. The decrease in accounts receivable reflects lower sales compared to the prior quarter, including lower sales at the end of the quarter compared to the end of the previous quarter. The increase in inventories is primarily attributable to an increase in finished goods for a specific system that was built and intended for sale during the quarter but which did not sell, and due to higher inventory build-up of materials for our 1200 kVA product in advance of sales expected during the second quarter. We expect cash usage in 2005 to be flat or slightly decrease from 2004 as we continue to position the company for future growth by funding product development, sales and marketing activities, OEM customer support, and manufacturing operations at levels higher than what can be self funded through current product sales.

Investing activities primarily consist of sales and purchases of investments, use of restricted cash and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these funds to finance our ongoing operations.

Capital expenditures were $212,000 in the first quarter of 2005 compared to $63,000 in the first quarter of 2004. In the first quarter of 2004 our expenditures were principally for general corporate purposes. In the first quarter of 2005 our capital expenditures primarily related to the start up of our satellite sales and service office in Northern Africa, manufacturing leasehold improvements related to the commercialization of paralleled 1200 kVA products and sustaining our current production facilities and product offerings. We expect capital expenditures to range from $1 million to $2 million for the balance of the year to support our development efforts on our extended run-time product and 1200 kVA paralleling project.

Financing activities generally consists of proceeds from sale of equities, employee exercises of stock options and from the Employee Stock Purchase Plan. The significant increase from $252,000 in the first quarter of 2004 to $18,849,000 in the first quarter of 2005 was primarily due to the private placement of 5,454,510 shares of our common stock in February 2005 that resulted in net proceeds of $18,732,000.

We believe our existing cash and investments balances at March 31, 2005 will be sufficient to meet our cash requirements through the next 24 months, although we might elect to seek additional funding prior to that time. Beyond the next 24 months, our cash requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which supersedes APB 25, SFAS 123 and related implementation guidelines. The pronouncement is effective for annual periods beginning after June 15, 2005. Under this pronouncement, stock-based compensation to employees is required to be recognized as a charge to the Statement of Operations and such charge is required to be measured according to the fair value of the stock options. Pro forma disclosure is no longer an alternative. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying shares, the expected dividends on the underlying shares and the risk-free interest rate.

We will adopt the delayed provisions of SFAS 123R beginning January 1, 2006 using a modified version of prospective application, as allowed by the standard. Under this modified prospective application method, SFAS 123R will be applied to new stock awards granted after the date of adoption and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation costs for the portion of stock awards for which the requisite service has not been rendered/vested that are outstanding as of January 1, 2006 shall be recognized as the requisite service is rendered after January 1, 2006. The compensation costs for that portion of stock awards shall be based on the grant-date fair value of those awards as calculated for pro-forma disclosures under SFAS 123.

We anticipate that the impact of adopting SFAS 123R on net income and earnings per share will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under SFAS 123, as described in Note 5 of the financial statements included in Item 1 above. There are certain differences between the requirements of SFAS 123 and SFAS 123R that may result in differences from the amounts disclosed in the financial statements. SEC Staff Accounting Bulletin No. 107, issued in March 2005, provides further clarification of how to determine the fair value of stock awards.

In November 2004, the FASB issued SFAS No. 151. SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material impact on our results of operations or financial position.

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

Our financial results may vary significantly from quarter to quarter.

Our operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter due to a variety of factors. Many of these factors are outside of our control. These factors include:

•	timing of orders from our customers and the possibility that customers may change their order requirements with little or no notice to us;

•	rate of adoption of our flywheel-based energy storage system as an alternative to lead-acid batteries;

•	ongoing need for short-term power outage protection in traditional UPS systems;

•	deferral of customer orders in anticipation of new products from us or other providers of power quality systems;

•	uncertainty regarding the adoption of our current and future products, including the CleanSource UPS and CleanSource DC products, as well as our other products that are currently under development, including the CleanSource XR;

•	timing of deferred revenue components associated with large orders;

•	new product releases, licensing or pricing decisions by our competitors;

•	commodity and raw material component prices;

•	lack of order backlog;

•	loss of a significant customer or distributor;

•	impact of changes to our product distribution strategy and pricing policies;

•	changes in the mix of domestic and international sales;

•	changes in the cost of routine business activities, e.g. the increasing cost of director and officer liability insurance premiums, increasing health insurance premiums, or costs associated with compliance of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	changes in generally accepted accounting principles in the United States;

•	rate of growth of the markets for our products; and

•	other risks described below.

We derive a significant portion of our revenues from relatively large transactions. The sales cycle for these large transactions tend to be longer than the sales cycle on smaller orders. The longer sales cycle for large transactions makes it difficult to predict the quarter in which these sales will occur. Accordingly, our operating results may fluctuate from quarter to quarter based on the existence and timing of larger transactions. A reduction in large transactions, or a delay in closing of such a sales transaction could materially impact our revenue in a particular quarter.

Our revenue growth and profitability depend on the overall demand for our products and services, which in turn depends on general business and economic conditions as well as acceptance of our products. A softening of demand for our products and services caused by a weakening of the economy may result in decreased revenues or lower growth rates. There can be no assurance that we will able to effectively promote growth rates in all economic conditions. The market for power quality products is evolving and difficult to predict its potential size or future growth rate. Most of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, have been reluctant or slow to adopt a new approach, particularly during a period of reduced capital expenditures. Moreover, our current products are alternatives to existing UPS and battery-based systems and may never be accepted by our customers or may be made obsolete by other advances in power quality technologies.

Significant portions of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if our revenues are below our expectations, our operating results are likely to be adversely and disproportionately affected. In addition, we may change our prices, modify our distribution strategy and policies, accelerate our investment in research and development, sales or marketing efforts in response to competitive pressures or to pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations. We use forecasted revenues to establish our expense budget. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, any shortfall in revenues may result in significant losses.

We currently operate without a significant backlog.

We generally operate our business without any significant backlog of orders from customers. Normally our products are shipped and revenue is recognized shortly after the order is received. This lack of backlog makes revenue in any quarter substantially dependent on orders booked and shipped throughout that quarter.

Seasonality may contribute to fluctuations in our quarterly operating results.

Our business has, on occasion, experienced seasonal customer buying patterns. In recent years, we have generally experienced relatively weaker demand in the first calendar quarter of the year. We believe that this pattern will continue. In addition, we anticipate that demand for our products in Europe and Africa may decline in the summer months, as compared to other regions, because of reduced corporate buying patterns during the vacation season.

We have incurred significant losses and anticipate losses for at least the next several quarters.

We have incurred operating losses since our inception and expect to continue to incur losses for at least the next several quarters. As of March 31, 2005, we had an accumulated deficit of $163.1 million. To date, we have funded our operations principally through the sale of our stock, product revenue and $10.0 million in development funding payments from Caterpillar. We have generated a total of $66.0 million in revenues from inception through March 31, 2005. We are uncertain whether our products will achieve market acceptance such that our revenue will increase or whether we will be able to achieve significant revenue. We will need to generate significant additional revenue to achieve profitability, and we cannot assure you that we will ever realize sufficient additional revenue to achieve profitability. We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our revenue after costs, and, as a result, we expect to continue to incur losses for the next several quarters.

We are heavily dependent on our relationship with Caterpillar, our primary OEM customer. If this relationship is unsuccessful, for whatever reason, our business and financial prospects would likely suffer.

Caterpillar and its dealer network are the primary OEM customer for our flywheel based products. During 2004, 2003 and 2002, Caterpillar and its dealer network accounted for 54%, 60% and 81% of our revenue, respectively. In the first quarter of 2005 Caterpillar and its dealer network accounted for 51% of our revenue. If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the Cat UPS product is not successful, our business and financial prospects would likely suffer. Pursuant to our distribution agreement with Caterpillar, they are the exclusive OEM distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units. Pursuant to our development agreements Caterpillar has provided us with $10.0 million in funding to support the development of the Cat UPS product line and other development efforts. In exchange for these payments, Caterpillar received co-ownership of the proprietary rights in this product. Either Caterpillar or Active Power may license to others the intellectual property that we jointly own without seeking the consent of the other, and the licensing party will solely retain all licensing revenue generated by licensing this intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. Caterpillar may terminate this agreement at any time by giving us 90 days advance written notice

There is a substantial amount of product held as inventory by several of our OEM customers. If these OEMs fill their orders from existing stock instead of our factory, our revenue will suffer.

Several OEMs purchased a substantial number of our CleanSource DC and UPS systems during 2001, many of which have remained in those OEMs’ inventories rather than being sold to end-user customers. During 2004, OEM stocking levels declined by approximately $4.2 million, or 48%. They declined by a further $840,000, or 21%, during the three months ended March 31, 2005. As our OEMs fill some of their orders with their existing inventory stock, as opposed to placing orders with Active Power, our revenue may suffer for the next few fiscal quarters.

We depend on international sales and operations.

We anticipate that for the foreseeable future, we will derive a significant portion of our revenues from outside North America. In the three months ended March 31, 2005, we derived 38% of our total revenues from sales to international customers. Revenue from international sales were 50%, 48% and 37% of revenue for the years ended December 31, 2004, 2003, and 2002, respectively. Our international operations are generally subject to a number of risks. These include:

•	foreign laws and business practices that favor local competition;

•	dependence on local channel partners;

•	compliance with multiple, conflicting and changing government laws and regulations;

•	longer sales cycles;

•	difficulties in managing and staffing foreign operations;

•	foreign currency exchange rate fluctuations and the associated effects on product demand and timing of payment;

•	political and economic stability, particularly in the Middle East and Northern Africa;

•	greater difficulty in the contracting and shipping process and in accounts receivable collection and longer collection periods;

•	greater difficulty in hiring qualified technical sales and application engineers; and

•	difficulties with financial reporting in foreign countries.

To date, the majority of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering our products less competitive. As we increases sales in foreign markets, we are making more sales that are denominated in other currencies, primarily euros. Those sales in currencies other than U.S. dollars can result in translation gains and losses. Currently we de not engage in hedging activities for our international operations. However, we may engage in hedging activities in the future.

We may expand or modify our operations internationally. Despite our efforts, we may not be able to expand or modify our operations internationally in a timely or cost-effective manner. Such an outcome may limit or eliminate any sales growth internationally, which in turn, could materially adversely affect our business, operating results and financial condition. Even if we successfully expand or modify our international operations, we may be unable to maintain or increase international market demand for our products.

We are subject to risks relating to product concentration and lack of revenue diversification.

We derive a substantial portion of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products, is therefore, critical to our future success. Our future success will also depend on our ability to reduce our dependence on these few products by developing and introducing to the market new products and product enhancements in a timely manner. Specifically, our ability to capture significant market share depends on our ability to develop and market extensions to our existing UPS product line at higher and lower power range offerings, and on our ability to develop and market our extended runtime products, such as the CleanSource XR. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance, which would substantially impair our revenue, profitability and overall financial prospects. Successful product development and market acceptance of our existing and future products depend on a number of factors including:

•	changing requirements of customers;

•	accurate prediction of market and technical requirements;

•	timely completion and introduction of new designs;

•	quality, price and performance of our products;

•	availability, quality, price and performance of competing products and technologies;

•	our customer service and support capabilities and responsiveness;

•	successful development of our relationships with existing and potential customers; and

•	changes in technology, industry standards or end-user preferences

We have underutilized manufacturing capacity and have no experience manufacturing our products in large quantities.

In 2001, we completed a 127,000 square foot facility used for manufacturing and testing of our three-phase product line, including our DC and UPS products. To be financially successful, and to fully utilize the capacity of this facility and allocate its associated overhead, we must achieve significantly higher sales volumes. We must accomplish this while also preserving the quality levels we achieved when manufacturing these products in more limited quantities. To date, we have not been successful at increasing our sales volume to a level that fully utilizes the capacity of the facility and we may never increase our sales volume to necessary levels. We do intend to manufacture and test our CleanSource XR product in this facility, which will help increase the utilization of our facility. If we do not reach these necessary sales volume levels, or if we cannot sell our products at our suggested prices, our ability to reach profitability will be materially limited.

Achieving the necessary production levels presents a number of technological and engineering challenges for us. We have not previously manufactured our products in high volume. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and product standards or production volumes required to successfully manufacture large quantities of our products. Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers.

We depend on sole and limited source suppliers, and outsource component manufacturing.

We purchase several component parts from sole source and limited source suppliers. As a result of our current volumes, we lack significant leverage with these suppliers. If our suppliers receive excess demand for their products, we may receive a low priority for order fulfillment as large volume customers will receive priority that may result in delays in our acquiring components. If we are delayed in acquiring components for our products, the manufacture and shipment of our products also will be delayed. We are, however, continuing to enter into long-term agreements with our sole suppliers and other key suppliers, when available, using a rolling sales volume forecast to stabilize component availability. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components. Some of these delays may be substantial. As a result, we purchase several components in large quantities to protect our ability to deliver finished products. If we overestimate our component requirements, we may have excess inventory, which will increase our costs. If we underestimate our component requirements, we will have inadequate inventory, which will delay our manufacturing and render us unable to deliver products to customers on scheduled delivery dates. If we are unable to obtain a component from a supplier or if the price of a component has increased substantially, we may be required to manufacture the component internally, which will also result in delays or be required to absorb price increases. Manufacturing delays could negatively impact our ability to sell our products and could damage our customer relationships.

To assure the availability of our products to our customers, we outsource the manufacturing of selected components prior to the receipt of purchase orders from customers based on their forecasts of their product needs and internal product sales revenue forecasts. However, these forecasts do not represent binding purchase commitments and we do not recognize revenue for such products until the product is shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. As demand for our products may not materialize, this product delivery method subjects us to increased risks of high inventory carrying costs, obsolescence and excess, and may increase our operating costs. In addition, we may from time to time make design changes to our products, which could lead to obsolescence of inventory.

We must build quality products to ensure acceptance of our products.

The markets’ perception of our products and related acceptance of the products is highly dependent upon the quality and reliability of the products that we build. Any quality problems attributable to the CleanSource DC, CleanSource UPS or CleanSource XR product lines may substantially impair our revenue prospects. Moreover, quality problems for our product lines could cause us to delay or cease shipments of products or have to recall products, this adversely affecting our ability to meet revenue or cost targets. In addition, while we seek to limit our liability as a result of product failure or defects through warranty and other limitations, if one of our products fails, a customer could suffer a significant loss and seek to hold us responsible for that loss.

Failure to expand our distribution channels and manage our existing and new product distribution relationships could impede our future growth.

The future growth of our business will depend in part on our ability to expand our existing relationships with distributors, to identify and develop additional channels for the distribution and sale of our products and to manage these relationships. As part of our growth strategy, we may expand our relationships with distributors and develop relationships with new distributors. We will also look to identify and develop new relationships with additional parties that could serve as an outlet for our products, including CleanSource XR. For example, we recently broadened our sales and distribution channel by offering our products through manufacturer’s representatives throughout North America and internationally. We also recently entered into a long term supply agreement with GE Zenith Controls to source UPS systems from them that we intend to sell along side our CleanSource XR product. Our inability to successfully execute this strategy, and to integrate and manage our existing OEM channel partners, Caterpillar and Eaton Power Quality, and our new manufacturer’s representatives could impede our future growth.

We must continue to hire and retain skilled personnel.

We believe our future success will depend in large part upon our ability to attract, motivate and retain highly skilled managerial, engineering and sales and marketing personnel. There is a limited supply of skilled employees in the power quality marketplace. A decline in our stock price has resulted in a substantial number of “underwater” stock options, whereby the exercise price of the option is greater than the current market value of our common stock. As a result, the financial attractiveness of the stock options is substantially diminished, which may cause certain of our employees to seek employment elsewhere as a result of this decreased financial incentive, or impair our ability to recruit new employees. Our efforts to attract and retain highly skilled employees could be harmed by our past or any future workforce reductions. Our failure to attract and retain the highly trained technical personnel who are essential to our product development, marketing, sales, service and support teams may limit the rate at which we can develop new products or generate revenues. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace departing employees, our operations and new product development may suffer.

We face significant competition from other companies.

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

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, broader name recognition and a larger installed base of customers. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, some of our current and potential competitors have established supplier or joint development relationships with our current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing products from us or to persuade them to replace our products with their products. Increased competition could decrease our prices, reduce our sales, lower our margins, or decrease our market share. These and other competitive pressures could prevent us from competing successfully against current or future competitors and could materially harm our business.

We may be unable to protect our intellectual property and proprietary rights.

Our success depends to a significant degree upon our ability to protect our proprietary technology, and we expect that future technological advancements made by us will be critical to sustain market acceptance of our products. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners and control access to and distribution of our software, documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where applicable laws may not protect our proprietary rights as fully as in the United States. In addition, the measures we undertake may not be sufficient to adequately protect our proprietary technology and may not preclude competitors from independently developing products with functionality or features similar to those of our products.

In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. We may become involved in litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its merits or its outcome, would likely be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

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

We have anti-takeover provisions that could discourage, delay or prevent our acquisition.

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

If we do not timely register shares of common stock we sold in February 2005 we may incur significant financial penalties.

In February 2005 we sold unregistered shares of our common stock to several private investors. As a condition to that sale, we agreed to register for resale under the Securities Act of 1933 all of the shares issued in this offering. We filed a registration statement on Form S-3 with the Securities and Exchange Commission on March 24, 2005. If this registration statement is not declared effective before June 4, 2005, we may be obligated to pay each investor an amount in cash equal to one percent of the aggregate purchase price paid by each investor as partial liquidated damages. This obligation recurs on each of the next two monthly anniversaries if the registration statement is still not effective, and thereafter shall increase to two percent of the aggregate purchase price per month. In the event that we are unable to have the registration statement declared effective in a timely manner, or fail to act as required in the Registration Rights Agreement, we would incur significant financial penalties.

Failure to achieve and maintain effective internal control over financial reporting in accordance with rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business and stock price.

Under rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we were required to furnish a report by our management on our internal control over financial reporting. In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, which assessment was conducted during the fourth quarter of 2004 and the first quarter of 2005 in connection with the preparation of 2004 audited financial statements and our annual report on Form 10-K for 2004, we identified a material weakness in our internal control over financial reporting resulting from the combination of a limited accounting staff and the transitional status of our chief financial officer. This material weakness in our internal control over financial reporting, as described in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2004, as well as any other weaknesses or deficiencies that may exist or hereafter arise or be identified, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weaknesses are not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis.

We determined in the first quarter of 2005 that a material weakness in our internal control over financial reporting as of December 31, 2004 existed. As a part of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, we had considered both the composition and the limited size of our accounting department and their effect on the design of the controls established over our financial reporting process. Also, in December 2004 our chief financial officer announced his resignation to pursue another opportunity, but continued to serve as our chief financial officer on a transitional basis through the completion of certain financial reporting events, including the filing of our Annual Report on Form 10-K. We determined that the combination of a limited staff and the transitional status of our chief financial officer resulted in ineffective oversight and monitoring controls over our year-end financial reporting process. This material weakness was identified primarily because a number of deficiencies in controls and errors were detected by both an external accounting firm we had engaged to assist in assessing and testing our internal controls, and by our independent registered public accounting firm. These errors were detected during the performance and completion of the Section 404 testing during the fourth quarter 2004 and during the course of the annual audit (from January 2005 through early March 2005). While it was determined that, individually and collectively, these errors were not material, and in all cases the Company’s financial statements were corrected during the completion of our 2004 audit in February and early March 2005, such that our independent registered public accounting firm expressed an unqualified opinion on our December 31, 2004 financial statements, we concluded that in light of these ineffective controls as of December 31, 2004, there was more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected, and that, therefore, there was a “material weakness” in our internal control over financial reporting as of December 31, 2004.

Since December 31, 2004, we have hired a new chief financial officer, who assumed his office the first quarter of 2005, following the filing of our Annual Report on Form 10-K. During the first quarter of 2005, we also have hired additional accounting personnel. We believe that these steps, when taken together, will provide additional supervision, approval and review of accounting transactions and also provide our chief financial officer with the necessary time to perform oversight and supervisory functions.

Although we believe that we have remediated this material weakness, as described in Item 4, Controls and Procedures, of this report, we cannot assure you that this remediation has been successful or that additional deficiencies or weaknesses in our controls and procedures will not be identified. In addition, we cannot assure you that our independent registered public accounting firm will agree with our assessment that our material weakness has been remediated. Moreover, while we have added accounting personnel, we continue to operate at a relatively small staffing level. Our control procedures have been designed with this staffing level in mind; however, they are highly dependent on each individual’s performance of controls in the required manner. The loss of accounting personnel, particularly our chief financial officer, would adversely impact the effectiveness of our control environment and our internal controls, including our internal controls over financial reporting.

The price of our stock has been volatile and could result in claims against us.

Our common stock is traded in the NASDAQ National Market. Historically the market price of our common stock has fluctuated significantly. In 2004 the sales price of our common stock ranged from $2.53 to $4.95 and in the first quarter of 2005 the sales price ranged from $2.39 to $4.61. The market price of our common stock can be expected to fluctuate significantly in response to numerous factors, some of which are beyond our control, in addition to our financial performance. Furthermore, stock prices for many companies, including our own, fluctuate widely for reasons that may be unrelated to operating results. Some of the factors that may cause the market price of our stock to fluctuate including the following:

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by $500,000.

Our international sales are made primarily in U.S. dollars. Those sales in currencies other than U.S. dollars can result in translation gains and losses. Currently, we do not engage in hedging activities for our international operations. However, we may engage in hedging activities in the future.

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 2 – “Business – Risk Factors that May Affect Future Results” above. Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2005 (a date within 90 days of the filing of this Quarterly Report on Form 10-Q) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. During the three months ended March 31, 2005 we hired a new CFO and have also added additional staffing resources to our accounting department. We believe that these changes will provide additional supervision, approval and review of accounting transactions and will also provide the CFO with the ability to perform appropriate oversight and supervisory functions. We believe that these actions have corrected the material weakness with respect to our disclosure controls and procedures and internal control over financial reporting that we disclosed at December 31, 2004.

Other than the aforementioned, there was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

ACTIVE POWER, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Active Power, Inc., et al. v. Greenwich Insurance Company

Between March 2002 and October 2004, Active Power and Joseph Pinkerton, our Chairman and Chief Executive Officer, were parties to a lawsuit with Magnex Corporation and other plaintiffs alleging breach of a joint venture agreement, misappropriation of trade secrets and other torts. As disclosed in our 2004 Annual Report on form 10-K, this litigation was settled in October 2004 with the Company paying $5.08 million in settlement expense in 2004. The plaintiffs dismissed their claims and provided a covenant not to sue the defendants in the future. The plaintiffs further agreed to transfer, assign and otherwise release to the defendants all rights to certain technology involved in the lawsuit,

On July 16, 2004 we filed a lawsuit against Greenwich Insurance Company seeking coverage under an insurance policy providing for management liability and company reimbursement coverage for certain of our and our CEO, Joe Pinkerton’s, expenses and damages related to the Magnex litigation described above.

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

In the event of any recovery in this action, we will retain an amount equal to our legal expenses related to this Greenwich Insurance litigation. Any additional recovery up to $1.22 million shall next be paid to Mr. Pinkerton as reimbursement for his settlement expense and other costs related to the Magnex lawsuit. Any recovery beyond this amount shall be retained by us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 4, 2005, we sold 5,454,510 shares of our common stock at a price of $3.64 per share for an aggregate offering price of approximately $19.8 million, to several institutional investors. We also issued Additional Investment Rights to purchase an additional 1,636,353 shares of our common stock to the purchasers with an exercise price per share of $3.64. The Additional Investment Rights are exercisable until the earliest to occur of (1) the date that is three months following the effective date of our registration statement registering the resale of the shares of common stock sold to the purchasers and the shares of common stock issuable upon exercise of the Additional Investment Rights, (2) immediately prior to a merger or acquisition pursuant to which the we are not the surviving entity, or (3) February 4, 2007. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder, as a transaction not involving a public offering, and in reliance on similar exemptions under applicable state laws. We believe that each of the purchasers qualifies as an “accredited investor” (as defined by Rule 501(a) under the Securities Act).

The Securities and Exchange Commission on August 7, 2000 declared effective our registration statement on Form S-1 (File No. 333-36946) relating to the initial public offering of our common stock. As of March 31, 2005, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments used for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose. We also may apply a portion of the proceeds to the payment of cash dividends or for additional stock repurchases or other similar transactions.

We did not repurchase any of our equity securities during the first fiscal quarter of 2005.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits

The following documents are filed as exhibits to this report:

10.1	Form of Additional Investment Right (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated February 4, 2005 and incorporated herein by reference)

10.2	Securities Purchase Agreement dated as of February 3, 2005 by and among Registrant and the Purchasers set forth on Schedule I thereto

10.3	Registration Rights Agreement dated as of February 3, 2005 by and among Registrant and the Purchasers set forth on Schedule I to the Securities Purchase Agreement

10.4	Letter agreement dated January 26, 2005 between Registrant and David S. Gino

10.5*	Long Term Supply Agreement Between Active Power, Inc. and GE Zenith Controls, Inc. dated March 16, 2005 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 16, 2005 and incorporated herein by this reference)

31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer

31.2	Rule 13a-15(e)/15d-15(e) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Portions of this exhibit have been omitted pursuant to a confidential treatment previously granted.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

April 27, 2005 (Date)	/s/ Joseph F. Pinkerton, III
Joseph F. Pinkerton, III Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

April 27, 2005 (Date)	/s/ John K. Penver
John K. Penver Vice President of Finance, Chief Financial Officer and Secretary (Principal Accounting Officer)