Form 10-K/A
period 2004-12-31
ACTIVE POWER INC
filed 2005-05-09
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to our Annual Report on Form 10-K for the year ended December 31, 2004 is filed to (1) amend and restate Item 9A Control and Procedures and (2) correct certain errors contained in the conformed copies of Exhibits 31.1 and 31.2 that relate to our original filing and Exhibits 31.3 and 31.4 that relate to Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) that were filed with Amendment No. 1. The corrected conformed copy of the certifications to our original filing are each dated March 15, 2005, the date of the original filing, and are filed as Exhibits 31.1 and 31.2 to this Amendment No. 2, respectively, and the corrected conformed copy of the certifications to Amendment No. 1 are each dated March 23, 2005, the date of the filing of Amendment No. 1, and are filed as Exhibits 31.3 and 31.4 to this Amendment No. 2, respectively.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1 on Form 10-K/A, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and re-filed as of the date of this Form 10-K/A and are included as Exhibits 31.5, 31.6 and 32 hereto. Therefore, Part IV, Item 15 of the original filing has been amended to reflect the new certifications described above.

This Amendment No. 2 restates the original filing in its entirety. However, the only changes from the original filing are Part II, Item 9A and Part IV, Item 15. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on Form 10-K filed on March 15, 2005, nor does it modify or update the disclosures presented therein, expect with regard to the specific modifications described in this Explanatory Note.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A . Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, which assessment was conducted during the fourth quarter of 2004 and the first quarter of 2005 in connection with the preparation of 2004 audited financial statements and our Annual Report on Form 10-K for 2004, the Company and our external auditors identified a number of errors and deficiencies in the preparation of our 2004 financial statements, which resulted in our CEO and CFO concluding that a material weakness existed in our controls over financial reporting. This weakness resulted from a combination of a limited accounting staff and the transitional status of our CFO, who had announced his resignation in the fourth quarter of 2004, and ceased full-time employment with the Company during the first quarter of 2005. Because of this material weakness, our management, including our CEO and CFO, concluded that, as of the end of the period covered by this report (December 31, 2004), our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

1. Management’s Report on Internal Control over Financial Reporting

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

As we finalized the preparation of our 2004 financial statements during the first quarter of 2005, we determined that a material weakness in our internal control over financial reporting existed as of December 31, 2004 and the filing date of our Annual Report on Form 10-K. As a part of our assessment of the effectiveness of the control environment in which we operate, we considered both the composition and the limited size of our accounting department and their effect on the design of the controls established. Having a limited number of personnel performing and reviewing accounting procedures, including the preparation of financial statements, has limited the effectiveness of certain controls. Also, in December 2004 our Chief Financial Officer announced his resignation to pursue another opportunity, but continued to serve as our Chief Financial Officer on a transitional basis through the completion of certain financial reporting events, including the filing of the Annual Report on Form 10-K. We determined that the combination of inadequate staffing and the transitional status of our Chief Financial Officer resulted in ineffective oversight and monitoring controls over our year-end financial reporting process. This material weakness was identified primarily because a number of significant deficiencies in controls and errors were detected by both an external accounting firm we had engaged to assist in assessing and testing our internal controls, and by our independent registered public accounting firm. These errors were detected during the performance and completion of the Section 404 testing during the fourth quarter of 2004 and during the course of substantive audit procedures by our independent registered public accounting firm in the first quarter of 2005. The errors and deficiencies resulted in multiple revisions to the 2004 financial statement disclosures. Whilst we concluded that individually, and collectively, these errors were not material, and in all cases the Company’s 2004 financial statements were corrected during the completion of our 2004 audit in February and March of 2005, such that our independent registered public accounting firm expressed an unqualified opinion on our December 31, 2004 financial statements, we concluded that in the aggregate, there was more than a remote likelihood that a material misstatement of the annual financial statements would not be prevented or detected, which constitutes a “material weakness” in the company’s internal control over financial reporting as of December 31, 2004. This conclusion does not adversely affect the information contained in our financial statements included in this Annual Report. .

Actions Taken to Correct Material Weakness

Subsequent to year-end, we have hired a new Chief Financial Officer, who will assume his office effective shortly after the filing of this Annual Report. The company also has taken steps since December 31, 2004 to add additional personnel to its accounting department. We believe that these steps, when taken together, will provide additional supervision, approval and review of accounting transactions and also provide the Chief Financial Officer with the necessary time to perform oversight and supervisory functions. We believe that these corrective actions will remedy the identified material weakness with respect to, and improve, both our disclosure controls and procedures and internal control over financial reporting at December 31, 2004. We have discussed our corrective actions and future plans with our Audit Committee, which has approved them, and with our independent registered public accounting firm.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our assessment of our internal control over financial reporting, included below.

2. Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

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

(b) Exhibits

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the “IPO Registration Statement”))

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.2 to the IPO Registration Statement)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to the IPO Registration Statement)

4.2*	Rights Agreement, dated as of December 13, 2001, between the Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K dated December 13, 2001)

4.3	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1*@	Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO Registration Statement)

10.2*@	Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement)

10.3x@	Active Power, Inc. Employee Stock Purchase Plan (As amended Effective February 1, 2005)

10.4*	Second Amended and Restated Investors’ Rights Agreement by and between Active Power, Inc. and certain of its stockholders (filed as Exhibit 10.4 to the IPO Registration Statement)

10.6+*	Phase II Development and Phase III Feasibility Agreement by and between Active Power, Inc. and Caterpillar Inc. (filed as Exhibit 10.6 to the IPO Registration Statement)

10.7*	Credit Terms and Conditions by and between Active Power, Inc. and Imperial Bank (filed as Exhibit 10.7 to the IPO Registration Statement)

10.8*	Security and Loan Agreement by and between Active Power, Inc. and Imperial Bank (filed as Exhibit 10.8 to the IPO Registration Statement)

10.9*	Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.9 to the IPO Registration Statement)

l0.l0*	First Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.10 to the IPO Registration Statement)

10.11*	Second Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.11 to the IPO Registration Statement)

10.12*	Third Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.12 to the IPO Registration Statement)

10.13*	Fourth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the IPO Registration Statement)

10.14*	Fifth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the IPO Registration Statement)

10.15*	Sublease Agreement by and between Active Power, Inc. and Video Associates Laboratories, Inc. (filed as Exhibit 10.15 to the IPO Registration Statement)

10.16*@	Employee offer letter (including severance arrangements) from Active Power, Inc. to David S. Gino (filed as Exhibit 10.16 to the IPO Registration Statement)

10.17*	Lease Agreement by and between Active Power, Inc. and BC12 99, Ltd. (filed as Exhibit 10.17 to Active Power’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.18*	Sixth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.18 to Active Power’s Annual Report on Form 10-K dated March 16, 2001 (the “2000 10-K”))

10.19*	Seventh Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.19 to the 2000 10-K)

10.20*+	Distributor Agreement by and between Active Power and Powerware Corporation (known now as Eaton Power Quality Corporation) dated October 28, 2001 (filed as Exhibit 10.20 to Active Power’s Quarterly Report on Form 10-Q dated November 9, 2001 (the “November 2001 10-Q”)

10.21*+	Master Sourcing Agreement by and between Active Power and General Electric Company (through its Digital Energy business unit) dated July 13, 2001 (filed as Exhibit 10.21 to the November 2001 10-Q)

10.22*+	Phase II & Phase III Purchase Agreement by and between Active Power, Inc. and Caterpillar Inc. dated as of September 1, 2001 (filed as Exhibit 10.22 to Active Power’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”)

10.23*+	Phase III Product Development Agreement by and between Active Power, Inc. and Caterpillar Inc. dated as of September 1, 2001 (filed as Exhibit 10.23 to the 2002 10-K)

10.24*+	Purchase and Sale Agreement between Active Power, Inc. and Fuji Electric Co., Ltd. dated July 23, 2003 (filed as Exhibit 10.1 to Active Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.25*@	Allocation Agreement dated August 26, 2004 by and among Registrant, Joseph F. Pinkerton, III and Pinkerton Generator, Inc. (filed as Exhibit 10.1 to Active Power’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.26x	Mutual Release and Settlement Agreement between Magnex Corporation, White Enigma LLC, Paul E. Hodges, Randy M. Bergeron, and Fundamental Research on the one side and Active Power, Inc., f/k/a Magnetic Bearing Technologies, Inc. on the other side, dated October 15, 2004

23.1	Consent of Ernst & Young LLP

24.1x	Power of Attorney

31.1	(Corrected) Certification relating to Registrant’s Annual Report on Form 10-K dated March 15, 2005 (the “Original 10-K”) (as corrected and refiled with this report, but effective as of March 15, 2005, the date of filing of the Original 10-K)

31.2	(Corrected) Certification relating to Registrant’s Annual Report on Form 10-K dated March 15, 2005 (as corrected and refiled with this report, but effective as of March 15, 2005, the date of filing of the Original 10-K)

31.3	(Corrected) Certification relating to Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A dated March 23, 2005 (“Amendment No. 1”) (as corrected and refiled with this report, but effective as of March 23, 2005, the date of filing of Amendment No. 1)

31.4	(Corrected) Certification relating to Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A (as corrected and refiled with this report, but effective as of March 23, 2005, the date of filing of Amendment No. 1)

31.5	Certification relating to Registrant’s Amendment No. 2 to Annual Report on Form 10-K/A dated May 9, 2005

31.6	Certification relating to Registrant’s Amendment No. 2 to Annual Report on Form 10-K/A dated May 9, 2005

32	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the indicated filing.
+	Portions of this exhibit have been omitted pursuant to a confidential treatment previously granted.
@	Indicates a management contract or compensatory plan or arrangement.
x	Previously filed as an exhibit to this Annual Report on Form 10-K on March 15, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVE POWER, INC.

Dated: May 9, 2005	By:	/s/ Joseph F. Pinkerton, III
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