Form 10-Q
period 2005-06-30
ACTIVE POWER INC
filed 2005-07-28
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of common stock, par value of $0.001 per share, outstanding at July 25, 2005 was 48,599,250.

ACTIVE POWER, INC.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Active Power, Inc.

Condensed Balance Sheets

(in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$20,291	$17,625
Restricted cash	251	741
Short-term investments in marketable securities	30,682	21,308
Accounts receivable, net	3,187	4,143
Inventories	5,427	3,966
Prepaid expenses and other	520	1,028

Total current assets	60,358	48,811
Property and equipment, net	7,301	7,829
Intangible assets, net	669	725
Long-term investments in marketable securities	4,007	6,001
Deposits and other	188	—

Total assets	$72,523	$63,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,610	$1,649
Accrued expenses	4,971	3,410
Deferred revenue	326	214

Total current liabilities	6,907	5,273
Stockholders’ equity:
Common Stock	49	43
Treasury stock	(2)	(2)
Additional paid-in capital	234,421	215,937
Accumulated deficit	(168,729)	(157,798)
Other accumulated comprehensive income	(123)	(87)

Total stockholders’ equity	65,616	58,093

Total liabilities and stockholders’ equity	$72,523	$63,366

See accompanying notes.

Active Power, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Product Revenue	$4,157	$3,249	$7,088	$5,998
Service and spares revenue	517	466	1,024	957

Total revenue	4,674	3,715	8,112	6,955
Operating expenses:
Cost of product revenue	4,119	4,422	7,364	7,909
Cost of service and spares revenue	497	456	1,041	1,020
Research and development	2,807	2,271	5,038	4,624
Selling, general & administrative	3,575	2,695	7,149	5,474
Litigation settlement expense	—	280	—	280
Amortization of deferred stock compensation	—	17	—	34

Total operating expenses	10,998	10,141	20,592	19,341

Operating loss	(6,324)	(6,426)	(12,480)	(12,386)
Interest income	418	272	796	669
Other income	(19)	61	(61)	—
Gain due to change in market value of investment rights	321	—	814	—

Net loss	$(5,604)	$(6,093)	$(10,931)	$(11,717)

Net loss per share, basic & diluted	$(0.12)	$(0.14)	$(0.23)	$(0.28)
Shares used in computing net loss per share, basic & diluted	48,586	42,375	47,361	42,304

Comprehensive loss:
Net loss	$(5,604)	$(6,093)	$(10,931)	$(11,717)
Unrealized gain (loss) on investments in marketable securities	58	(431)	(43)	(403)
Realized loss on marketable securities	7	—	7	—

Comprehensive loss	$(5,539)	$(6,524)	$(10,967)	$(12,120)

See accompanying notes.

Active Power, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net loss	$(10,931)	$(11,717)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	931	1,178
Amortization of intangible assets	56	56
Accretion of premium / discount	76	72
Realized loss on marketable securities	7	—
Amortization of deferred stock compensation	—	34
Change in market value of investments rights	814	—
Non-cash compensation expense	(174)	—
Changes in operating assets and liabilities:
Accounts receivable, net	956	(565)
Inventories	(1,461)	671
Prepaid expenses and other assets	320	7
Accounts payable	(39)	41
Accrued expenses	1,561	(269)
Deferred revenue	112	884

Net cash used in operating activities	(7,772)	(9,608)

Investing activities
Purchases of investments	(22,102)	(11,580)
Sales/Maturities of investments	14,603	22,624
Change in restricted cash	490	—
Purchases of property and equipment	(403)	(137)

Net cash provided by (used in) investing activities	(7,412)	10,907

Financing activities
Net proceeds from issuance of common stock	17,850	374

Net cash provided by financing activities	17,850	374

Change in cash and cash equivalents	2,666	1,673
Cash and cash equivalents, beginning of period	17,625	29,243

Cash and cash equivalents, end of period	$20,291	$30,916

See accompanying notes.

Active Power, Inc.

Notes to Condensed Financial Statements

June 30, 2005

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

The condensed balance sheet information as of December 31, 2004 has been derived from the audited financial statements at that date and does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Certain prior period amounts have been reclassified to conform to current period presentation.

3. Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method. Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$2,299	$1,728
Work in process and finished goods	3,128	2,238

	$5,427	$3,966

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Compensation and benefits	$1,759	$1,288
Warranty liability	651	639
State taxes	1,376	289
Professional fees	501	748
Other	684	446

	$4,971	$3,410

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

Changes in our liability are presented in the following table (in thousands):

Balance at December 31, 2004	$639
Warranty expense	97
Warranty charges incurred	(85)

Balance at June 30, 2005	$651

State Taxes

During 2005 the Company completed a multi-year sales tax audit covering the period from January 2001 through April 2004. As a result of this audit, the Company recorded an additional state tax expense of $969,000, which has been recorded as part of selling, general and administrative expenses and as a current liability in the Company’s accompanying 2005 financial statements. Had this expense been recorded in each of the years giving rise to this liability, the Company’s reported net loss and net loss per share would not have materially changed, as illustrated in the following table (in thousands):

	Net Loss		Net Loss Per Share
Year ended December 31,	As Reported	With State Taxes	As Reported	With State Taxes
2004	$(27,780)	$(27,923)	$(0.65)	$(0.66)
2003	$(21,703)	$(21,826)	$(0.52)	$(0.52)
2002	$(27,623)	$(27,867)	$(0.67)	$(0.68)
2001	$(27,962)	$(28,354)	$(0.70)	$(0.71)

5. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(5,604)	$(6,093)	$(10,931)	$(11,717)

Basic and diluted:
Weighted-average shares of common stock Outstanding	48,586	42,375	47,361	42,306
Weighted-average shares of common stock subject to repurchase	—	—	—	(2)

Shares used in computing net loss per share, basic and diluted	48,586	42,375	47,361	42,304

Net loss per share, basic and diluted	$(0.12)	$(0.14)	$(0.23)	$(0.28)

Our calculation of diluted loss per share excludes 5,942,569 and 5,049,048 shares of common stock issuable upon exercise of employee stock options as of June 30, 2005 and 2004, respectively, because their inclusion in the calculation would be anti-dilutive. The calculation of diluted loss per share as of June 30, 2005 also excludes 1,636,353 shares of common stock issuable pursuant to the Additional Investment Rights granted in connection with the sale of common stock in February 2005 (see Note 7), as their inclusion in the calculation would be anti-dilutive.

6. Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS 123, we have elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. Deferred stock-based compensation is typically amortized using the straight-line method over the vesting period, which is generally four years, utilizing the accelerated method prescribed in Financial Accounting Standards Board (“FASB”) Interpretation No. 28. We have calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and have determined the pro forma impact on net loss. Where it is not feasible to reasonably estimate fair value at grant date, compensation is measured using fair value and other pertinent data at the first date at which it is possible to reasonably estimate that value. Generally that is the date that the number of shares and exercise price are determinable. This method is used for shares granted pursuant to our Employee Stock Purchase Plan.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss – as reported	$(5,604)	$(6,093)	$(10,931)	$(11,717)
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	—	17	174	34
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(718)	(1,195)	(2,327)	(2,409)

Pro forma net loss	$(6,322)	$(7,271)	$(13,084)	$(14,092)

Earnings per share
Basic and diluted - as reported	$(0.12)	$(0.14)	$(0.23)	$(0.28)
Basic and diluted – pro forma	$(0.13)	$(0.17)	$(0.28)	$(0.33)

7. Common Stock

On February 4, 2005, we completed the private placement of 5,454,510 shares of the Company’s Common Stock at a price of $3.64 per share, for an aggregate offering price of approximately $19.8 million, to certain institutional investors (the “Purchasers”). We also issued Additional Investment Rights to purchase 1,636,353 shares of Common Stock to the Purchasers (the “Additional Investment Rights”), at an exercise price per share of $3.64. The Additional Investment Rights are exercisable until the earlier to occur of (1) August 18, 2005 or (2) immediately prior to any merger or acquisition of the Company pursuant to which the Company is not the surviving entity. In connection with the transaction, we paid placement agent fees and expenses of approximately $1.1 million.

As part of the transaction, we agreed to register for resale under the Securities Act all of the shares of Common Stock issued in the offering, as well as shares of Common Stock issuable upon exercise of the Additional Investment Rights. We filed a Registration Statement on Form S-3 (File No. 333-123586) with the SEC on March 24, 2005 that was declared effective by the SEC on May 18, 2005.

In accordance with the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of the Additional Investment Rights was determined at the time of issuance based on the proceeds of the offering and the relative fair values of the securities and the Additional Investment Rights. We used the Black-Scholes valuation model to determine the fair value of the Additional Investment Right, and accordingly attributed a value of $964,000 to the Additional Investment Rights, which was recorded as additional paid in capital. Changes in the fair value of the Additional Investment Rights since the date of issuance are required to be reflected in our earnings. The rights were revalued to their market value of $471,000 at March 31, 2005, with the resultant gain of $493,000 recorded as other income during the three-months ended March 31, 2005. The Additional Investment Rights were revalued again at June 30, 2005 to their market value of $150,000 which resulted in a gain of $321,000 that was recorded as other income during the three-month period ended June 30, 2005.

8. Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-based Payments (“SFAS 123R”), which supersedes APB 25, SFAS 123 and related implementation guidelines. The pronouncement is effective for annual periods beginning after June 15, 2005. Under this pronouncement, stock-based compensation to employees is required to be recognized as a charge to the Statement of Operations and such charge is required to be measured according to the fair value of the stock options. Pro forma disclosure will no longer be an alternative. In the absence of an observable market price for the stock awards, the fair value of the stock options will be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying shares, the expected dividends on the underlying shares and the risk-free interest rate.

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

We anticipate that the impact of adopting SFAS 123R on net income and earnings per share will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under SFAS 123, as described in Note 6 above. There are certain differences between the requirements of SFAS 123 and SFAS 123R that may result in differences from the amounts disclosed in Note 5. SEC Staff Accounting Bulletin No. 107, issued in March 2005, provides further clarification of how to determine the fair value of stock awards.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on our results of operations or financial position.

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

Overview

We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today’s digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for the lead-acid batteries used in conventional power quality installations. Our first commercial product was a battery-free DC system (“CleanSource® DC”) that is used as a bridging energy source in typical power quality installations and is compatible with all major uninterruptible power supply (“UPS”) brands. Leveraging our expertise in this technology, we have also developed a battery-free UPS system that incorporates our flywheel technology. This system is marketed by Caterpillar Inc., the leading maker of engine generators for the power reliability market, under the Caterpillar brand name “Cat® UPS” and is also marketed directly by Active Power as the CleanSource® UPS. In 2003 and 2004, we broadened our product offerings and expanded our available markets by developing additional flywheel UPS systems to address customer needs at both higher and lower power levels. Our family of battery-free UPS products currently ranges from 65 kVA – 1200 kVA. By paralleling our 1200 kVA UPS systems together, we will be able to provide up to a 3600 kVA battery-free UPS system to customers.

During 2004, we developed a battery-free extended runtime technology (one that provides backup power for minutes to hours depending on the application) that utilizes thermal and compressed air storage (“TACAS”). We announced this TACAS technology in September 2004. In December 2004, we shipped an evaluation unit of our first extended runtime product that is based on the TACAS technology. This product was initially marketed as CleanSource® XR but is now being marketed as the CoolAirTM DC. We shipped additional evaluation units in March and June of 2005, and intend to ship more CoolAirTM DC evaluation units in the next quarter and to begin commercial production of this product in the fourth quarter of 2005.

Our products are sold for use in the facilities of companies across many different industries that all share a critical need for reliable, high-quality power, such as broadcasters, hospitals, credit card processing centers, semiconductor manufacturers, pharmaceutical manufacturers, plastics manufacturers, data centers and electric utilities. Sales have been spread across many different countries from many regions of the world. Our primary markets are currently the United States, Europe and Africa.

As of June 30, 2005, we had generated an accumulated deficit of $168.7 million and we expect to continue to sustain operating losses for the next several quarters. To date we have funded our operations through private and public sales of shares of stock, including most recently in February 2005, from the private placement of common stock that raised a further $18.7 million in net proceeds. Based on the current spending levels and expectations in our current business plan, we believe that our current cash and investments will be sufficient to meet our cash requirements through the next 24 months. Our cash and investments position at June 30, 2005 was $55.2 million.

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

Revenue Recognition

Revenue on sales of our products is recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. Generally, these criteria are met at the time our product is shipped. If the criteria for revenue recognition are not met at the time of shipment, the revenue is deferred until all criteria are met. We also sell extended service contracts for maintenance and support of our products. Revenue for service contracts is recognized ratably over the term of the agreement.

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

Results of Operations

Total Revenue. Revenue consists of sales of our CleanSource power quality products, as well as our services and spare parts. The following table summarizes for the periods indicated a comparison of our total revenue:

($ in thousands)	Three months ended June 30,		Variance 2005 vs. 2004		Six months ended June 30,		Variance 2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
Revenue	$4,674	$3,715	$959	26%	$8,112	$6,955	$1,157	17%

Total revenue for the three and six month periods ended June 30, 2005, increased compared to the same periods in 2004 primarily due to increased number of units sold, including increased sales of our DC products. In the first quarter of 2005, we noted a significant increase in DC product sales that continued through the second quarter of 2005, resulting in 31 incremental DC flywheel units sold in the first six months of 2005, compared to the first six months of 2004. We believe that this spike in DC product growth is an anomaly and is not expected to continue throughout the remainder of 2005, as we anticipate UPS and Continuous Power System (“CPS”) products to continue to represent the vast majority of our total revenue.

During fiscal 2004 we began to significantly benefit from CPS sales, which typically include our 1200 kVA UPS product combined with third party equipment, and installation and start-up services. Sales related to these large system deals were $1.3 million and $1.0 million in the three months ended June 30, 2005 and 2004, respectively, and were $1.8 million and $2.4 million in the first six months of fiscal 2005 and 2004, respectively. These large system sales are governed by strict revenue recognition criteria and may take a long time to close or to fulfill all the requirements for revenue recognition. This delay can result in significant fluctuations in recorded revenue on a quarterly basis, especially if anticipated transactions fail to materialize as planned. We anticipate that CPS related revenue will continue to be a significant contributor to our total revenue in the remainder of 2005.

Stocking units held as inventory by our primary OEM distributor, Caterpillar and its dealer network, declined by approximately $1.7 million, or 39%, during the first six months of 2005. Although we have no contractual obligations to our OEM customers for the products that they hold in their inventory, a significant reduction in our OEM customers’ stocking units in any period would negatively impact our sales if they are able to satisfy orders from their inventory during that period rather than purchase new units from us. We are working closely with our OEM customers to assist them in selling these stocking orders over time. During fiscal 2005, we expect current channel inventory to continue to decline and reach an appropriate level of stocking units to enable them to respond quickly to time-sensitive customer orders.

The average selling price of our base products declined by 7% in the three month period ended June 30, 2005 compared to the same period of 2004, and declined by 4% in the six month period ended June 30, 2005 as compared to the same period of 2004, primarily due to the high percentage of DC product sales. DC products have a lower average selling price compared to our UPS product, so a change in sales mix towards DC products would be expected to result in lower average selling prices. Sales prices will also vary depending on the power levels of the products sold, the channel through which the product was sold, and the quantity and type of options purchased by the customers during a particular fiscal period.

Sales of Active Power branded products through our direct and manufacturer’s representative channels were 59% of our total revenues for the three month period ended June 30, 2005 compared to 41% for the same period of 2004. Sales of Active Power branded products were 52% of our total revenues for the six-month period ended June 30, 2005 compared to 46% of total revenues for the same period of 2004. We believe sales of our Active Power branded products to government facilities and industrial customers in regions not previously covered by our OEMs will continue to increase over time and will become a larger percentage of our total revenue. Our products perform well in harsh environments where power quality is particularly poor, which makes them a good fit for industrial countries with a poor power infrastructure. Due to the large size of some of our customer orders relative to our current total revenue levels, our quarterly total revenue trend can be expected to fluctuate as these orders ship in various periods.

North American sales were 56% of our total revenues for the three-month period ended June 30, 2005 compared to 40% for the same period of 2004. North American sales were 58% of total revenues for the six-month period ended June 30, 2005 compared to 45% of total revenues for the same period of 2004. This was driven by increases in all of our major sales channels - Caterpillar and its dealer network, Eaton Power Quality, and direct sales.

Service and spares revenue primarily relates to revenue generated from repairs or reconfigurations of our products, and includes revenue associated with the costs of travel of our service personnel, replacement parts and labor. Service and spares revenue increased by 11% for the three month period ended June 30, 2005 compared to the prior year period, and increased by 7% for the six month period ended June 30, 2005 compared to the same period of 2004. We anticipate that service and spares revenue will continue to grow with product revenue and as our installed base of product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required, particularly when those products are sold through our Active Power branded channel.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The following table summarizes for the periods indicated a comparison of our cost of product revenue:

($ in thousands)	Three months ended June 30,		Variance 2005 vs. 2004		Six months ended June 30,		Variance 2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
Cost of product revenue	$4,119	$4,422	$(303)	(7)%	$7,364	$7,909	$(545)	(7)%
Percent of product revenue	99%	136%			104%	132%

The decrease in cost of product revenue in both the three and six-month periods ended June 30, 2005 compared to the comparable periods in 2004 is due to improved efficiency in our manufacturing operations and material costs reductions. We have ongoing programs to reduce product and component costs where feasible, and this has resulted in an improvement in materials costs as a percentage of product revenue. We continue to operate a manufacturing facility that has a capacity level significantly greater than our current product revenue levels. A large portion of the costs involved in operating our facility are fixed in nature and we incur approximately $1.2 million to $1.5 million in overhead each quarter. We reduced our manufacturing staff levels in 2003 and have continued to reduce our overhead levels where feasible. We also continue to work on reducing our product costs, and in the second quarter of 2005, due to an increase in the percentage of our sales through our Active Power branded channel, we reached product gross margin break-even. Our ability to maintain positive product gross margin will depend on multiple factors, including our ability to continue to reduce material costs, improve our sales channel mix in favor of direct versus OEM, and improve the efficiency of our manufacturing operations.

The improvement in cost of product revenue as a percentage of product revenue for the three and six month periods ended 2005 compared to the same periods in 2004 is attributable both to changes in sales channel mix and to fewer sales in 2005 that have performance guarantees. We achieve higher margins on direct sales so a higher sales mix of direct sales will favorably impact cost as a percentage of revenue. In 2004, product revenue included sales to a large industrial customer in Northern Africa, where the sales contract required performance guarantees. This impacted the amount of revenue that we could recognize on the sale (a portion had to be deferred until the performance guarantee was released), despite incurring all of the costs. During 2005, we have had fewer sales with performance guarantees and lower actual levels of guarantees compared to 2004. Both of these factors favorably impact cost of a percentage of revenues.

Items that could impact our ability to further improve our gross margin include sales product mix, pricing discounts and customer incentives, currency fluctuations, and variations in our product cost and productivity.

Cost of service and spares revenue. Cost of service and spares revenue includes the cost of component parts, as well as labor and overhead of our spare parts, costs associated with travel and labor used in servicing a unit and unabsorbed overhead from the service group. The following table summarizes for the periods indicated a comparison of our cost of service and spares revenue:

($ in thousands)	Three months ended June 30,		Variance 2005 vs. 2004		Six months ended June 30,		Variance 2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
Cost of service and spares revenue	$497	$456	$41	9%	$1,041	$1,020	$21	2%
Percent of service and spares revenue	96%	98%			102%	106%

The cost of service and spares revenue did not fluctuate significantly in the three-month or six-month ending periods of June 30, 2005 compared to the same periods ending June 30, 2004. It is driven by the amount of service activity and revenue, and spares revenue.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. The following table summarizes for the periods indicated a comparison of our research and development expense:

($ in thousands)	Three months ended June 30,		Variance 2005 vs. 2004		Six months ended June 30,		Variance 2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
Research and development	$2,807	$2,271	$536	24%	$5,038	$4,624	$414	9%
Percent of revenue	60%	61%			62%	67%

The increase in research and development spending in the three and six-month periods ended June 30 2005 compared to the same periods in 2004 is primarily due to an additional $530,000 related to the continued development of our CoolAirTM DC product and from costs incurred in paralleling our CPS products. We believe research and development expenses in the third quarter will remain at current levels and will decrease in the fourth quarter of this year as the CoolAirTM DC product nears commercial production status.

Selling, general and administrative. Selling, general and administrative expense is primarily comprised of compensation and related costs for sales, marketing and administrative personnel, selling and marketing expenses, professional fees, and taxes, including sales, property and franchise taxes. The following table summarizes for the periods indicated a comparison of our selling, general and administrative expense:

($ in thousands)	Three months ended June 30,		Variance 2005 vs. 2004		Six months ended June 30,		Variance 2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
Selling, general & admin	$3,575	$2,695	$880	33%	$7,149	$5,474	$1,675	31%
Percent of revenue	76%	73%			88%	79%

The increase in selling, general and administrative expenses in the three-month period ended June 30, 2005 as compared to the same period of 2004 was attributable to a $507,000 increase in sales tax expense as a result of multi-year sales tax audits currently in progress, and $99,000 higher professional fees associated with compliance costs and audit fees associated with the Sarbanes-Oxley Act of 2002 and our annual financial audit. We also incurred additional selling expense as a result of increased sales headcount and increased sales travel costs. These increases were offset by a reduction in legal fees of $390,000 from 2004 due to the settlement of the Magnex litigation during 2004.

The increase in selling, general and administrative expenses in the six month period ended June 30, 2005 as compared to the same period of 2004 was attributable to a number of factors including:

•	a $1.1 million increase in sales tax expense, $969,000 of which relates to a multi-year state sales tax audit, currently nearing completion;

•	non-cash compensation expense of $174,000 associated with modifications to stock awards in connection with the resignation of our former chief financial officer;

•	higher professional fees of $462,000 connected with the implementation of the Sarbanes-Oxley Act of 2002, completion of our 2004 annual audit, and recruiting costs; and

•	higher salaries in sales and marketing due to the addition of 11 employees from June 30, 2004 to June 30, 2005, five of which were added to support our new sales and service operations in Northern Africa.

These increases were offset by a reduction in legal fees of $766,000 due to the settlement of the Magnex lawsuit.

Litigation settlement expenses. On October 15, 2004 we settled the Magnex Corp. litigation for $4.8 million. In the second quarter of 2004, $280,000 was paid to one of the plaintiffs as part of the settlement process. This litigation is discussed briefly in the Contingencies footnote in our audited financial statements and in Part I, Item 3 “Legal Proceedings”. We did not have any litigation settlement expenses in 2005.

Interest income. The following table summarizes for the periods indicated a comparison of our interest income:

($ in thousands)	Three months ended June 30,		Variance 2005 vs. 2004		Six months ended June 30,		Variance 2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
Interest Income	$418	$272	$146	54%	$796	$669	$127	19%

The increase in interest income in the three and six-month periods ended June 30, 2005 as compared to the same periods of 2004 is attributable primarily to rising interest rates. The higher rates have offset the fact that our average cash and investments balance over the six month period ending June 30, 2005 has decreased by approximately $16.5 million or 25% compared to the average over the comparable period ending June 30, 2004. Also, due to a shift on our investment holdings from long-term to short-term investments in 2005 compared to our holdings in 2004, we have been able to benefit from a rising interest rate environment.

Gain from change in Market Value of Additional Investment Rights

On February 4, 2005, we completed the private placement of 5,454,510 shares of the Company’s Common Stock at a price of $3.64 per share, for an aggregate offering price of approximately $19.8 million, to certain institutional investors (the “Purchasers”). We also issued Additional Investment Rights to purchase 1,636,353 shares of Common Stock to the Purchasers (the “Additional Investment Rights”), at an exercise price per share of $3.64. The Additional Investment Rights are exercisable until the earlier to occur of (1) August 18, 2005 or (2) immediately prior to any merger or acquisition of the Company pursuant to which the Company is not the surviving entity.

In accordance with the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of the Additional Investment Rights was determined at the time of issuance based on the proceeds of the offering and the relative fair values of the securities and the Additional Investment Rights. We used the Black-Scholes valuation model to determine the fair value of the Additional Investment Right, and accordingly attributed a value of $964,000 to the Additional Investment Rights, which was recorded as additional paid in capital. Changes in the fair value of the Additional Investment Rights since the date of issuance due to fluctuations in the value of our stock are required to be reflected in our earnings. The rights were revalued to their market value of $471,000 at March 31, 2005, with the resultant gain of $493,000 recorded as other income during the three-months ended March 31, 2005. The Additional Investment Rights were revalued again at June 30, 2005 to their market value of $150,000 which resulted in a gain of $321,000 that was recorded as other income during the three-month period ended June 30, 2005.

Liquidity and Capital Resources

Our principal sources of liquidity as of June 30, 2005 consisted of $55.2 million of cash and investments. We have primarily funded our operations through a private placement of our common stock in February 2005, that resulted in net proceeds of $18.7 million, our initial public offering in August 2000, that resulted in net proceeds of $138.4 million, sales of shares of our preferred stock from 1992 to 1999, which have resulted in gross proceeds of approximately $42.6 million, as well as $10.0 million in development funding received from Caterpillar since 1999, and our product revenue.

The following table summarizes the yearly changes in cash used in operating activities:

($ in thousands)	Six months ended June 30,		Variance 2005 vs. 2004
	2005	2004	$	%
Cash used in operating activities	$(7,772)	$(9,608)	$1,836	19%

Cash used in operating activities decreased in the six month period ending June 30, 2005 compared to the same period of 2004 primarily due to a lower net loss. Other factors influencing the amount of cash used in operating activities include a larger benefit from a decline in accounts receivable and an increase in accrued expenses, offset by a large increase in inventory purchases. The reduction in accounts receivable is primarily due to the timing of revenue relative to period end and timing of payments from our largest OEM customer. The increase in accrued liabilities is mostly attributable to the increase in sales tax accrual resulting from a multi-year sales tax audit and from higher payroll accruals due to timing of our regular payrolls. The increase in inventory is primarily attributable to higher inventory build-up of materials for our 1200 kVA product in advance of sales expected throughout the remainder of 2005. We expect cash used in operating activities in the last half of 2005 to be flat or slightly decrease from 2004 levels, but to remain consistent with current levels as we continue to position the company for future growth by funding product development, sales and marketing activities, OEM customer support, and manufacturing operations at levels higher than what can be self funded through current product sales.

Investing activities primarily consist of sales and purchases of investments, use of restricted cash and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these funds to finance our ongoing operations.

Capital expenditures were $403,000 in the six-month period ending June 30, 2005 compared to $137,000 in the same period of 2004. This increase in 2005 was due to the start up of our satellite sales and service office in Northern Africa, manufacturing leasehold improvements related to the commercialization of paralleled 1200 kVA products and sustaining our current production facilities and product offerings. We expect capital expenditures to range between $1 million and $1.5 million for the balance of the year as we support our development efforts on our CoolAirTM DC and 1200 kVA paralleling projects and prepare for the commercial production of the CoolAirTM DC product.

Financing activities generally consists of proceeds from the private sale of common stock, employee exercises of stock options and from the Employee Stock Purchase Plan. The significant increase from $374,000 in the six-month period ending June 30, 2004 to $17.9 million in the comparable period of 2005 was primarily due to the private placement of 5,454,510 shares of our common stock in February 2005 that resulted in net proceeds of $18,7 million.

We believe our existing cash and investments balances at June 30, 2005 will be sufficient to meet our cash requirements through the next 24 months, although we might elect to seek additional funding prior to that time. Beyond the next 24 months, our cash requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

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

We anticipate that the impact of adopting SFAS 123R on net income and earnings per share will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under SFAS 123, as described in Note 6 of the financial statements included in Item 1 above. There are certain differences between the requirements of SFAS 123 and SFAS 123R that may result in differences from the amounts disclosed in the financial statements. SEC Staff Accounting Bulletin No. 107, issued in March 2005, provides further clarification of how to determine the fair value of stock awards.

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

Our operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter due to a variety of factors. Many of these factors are outside of our control. These factors include:

•	timing of orders from our customers and the possibility that customers may change their order requirements with little or no notice to us;

•	rate of adoption of our flywheel-based energy storage system as an alternative to lead-acid batteries;

•	ongoing need for short-term power outage protection in traditional UPS systems;

•	deferral of customer orders in anticipation of new products from us or other providers of power quality systems;

•	uncertainty regarding the adoption of our current and future products, including the CleanSource UPS and CleanSource DC products, as well as our other products that are currently under development, including the CoolAirTM DC;

•	timing of deferred revenue components associated with large orders;

•	new product releases, licensing or pricing decisions by our competitors;

•	commodity and raw material component prices;

•	lack of order backlog;

•	loss of a significant customer or distributor;

•	impact of changes to our product distribution strategy and pricing policies;

•	changes in the mix of domestic and international sales;

•	changes in the cost of routine business activities, e.g. the increasing cost of director and officer liability insurance premiums, increasing health insurance premiums, or costs associated with compliance of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	changes in generally accepted accounting principles in the United States;

•	rate of growth of the markets for our products; and

•	other risks described below.

We derive a significant portion of our revenues from relatively few large transactions. The sales cycle for these large transactions tend to be longer than the sales cycle on smaller orders. The longer sales cycle for large transactions makes it difficult to predict the quarter in which these sales will occur. Accordingly, our operating results may fluctuate from quarter to quarter based on the existence and timing of larger transactions. A reduction in large transactions, or a delay in closing of such a sales transaction could materially impact our revenue in a particular quarter.

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

We have incurred operating losses since our inception and expect to continue to incur losses for at least the next several quarters. As of June 30, 2005, we had an accumulated deficit of $168.7 million. To date, we have funded our operations principally through the sale of our stock, product revenue and $10.0 million in development funding payments from Caterpillar. We have generated a total of $70.7 million in revenues from inception through June 30, 2005. We are uncertain whether our products will achieve market acceptance such that our revenue will increase or whether we will be able to achieve significant revenue. We will need to generate significant additional revenue to achieve profitability, and we cannot assure you that we will ever realize sufficient additional revenue to achieve profitability. We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our revenue after costs, and, as a result, we expect to continue to incur losses for the next several quarters.

We are heavily dependent on our relationship with Caterpillar, our primary OEM customer. If this relationship is unsuccessful, for whatever reason, our business and financial prospects would likely suffer.

Caterpillar and its dealer network are the primary OEM customer for our flywheel based products. During 2004, 2003 and 2002, Caterpillar and its dealer network accounted for 54%, 60% and 81% of our revenue, respectively. In the three and six-month periods ended June 30, 2005 Caterpillar and its dealer network accounted for 27% and 39%, respectively, of our revenue. If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the Cat UPS product is not successful, our business and financial prospects would likely suffer. Pursuant to our distribution agreement with Caterpillar, they are the exclusive OEM distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units. Pursuant to our development agreements Caterpillar has provided us with $10.0 million in funding to support the development of the Cat UPS product line and other development efforts. In exchange for these payments, Caterpillar received co-ownership of the proprietary rights in this product. Either Caterpillar or Active Power may license to others the intellectual property that we jointly own without seeking the consent of the other, and the licensing party will solely retain all licensing revenue generated by licensing this intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. Caterpillar may terminate this agreement at any time by giving us 90 days advance written notice

There is a substantial amount of product held as inventory by several of our OEM customers. If these OEMs fill their orders from existing stock instead of our factory, our revenue will suffer.

Several OEMs purchased a substantial number of our CleanSource DC and UPS systems during 2001, many of which have remained in those OEMs’ inventories rather than being sold to end-user customers. During 2004, OEM stocking levels declined by approximately $4.2 million, or 48%. They declined by a further $1.7 million, or 39%, during the six month period ended June 30, 2005. As our OEMs fill some of their orders with their existing inventory stock, as opposed to placing orders with Active Power, our revenue may suffer for the next few fiscal quarters.

We depend on international sales and operations.

We anticipate that for the foreseeable future, we will derive a significant portion of our revenues from outside North America. In the three and six-month periods ended June 30, 2005, we derived 44% and 42%, respectively, of our total revenues from sales to international customers. Revenue from international sales were 50%, 48% and 37% of revenue for the years ended December 31, 2004, 2003, and 2002, respectively. Our international operations are generally subject to a number of risks. These include:

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

To date, the majority of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering our products less competitive. As we increase sales in foreign markets, we are making more sales that are denominated in other currencies, primarily euros. Those sales in currencies other than U.S. dollars can result in translation gains and losses. Currently we de not engage in hedging activities for our international operations. However, we may engage in hedging activities in the future.

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

We derive a substantial portion of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products, is therefore, critical to our future success. Our future success will also depend on our ability to reduce our dependence on these few products by developing and introducing to the market new products and product enhancements in a timely manner. Specifically, our ability to capture significant market share depends on our ability to develop and market extensions to our existing UPS product line at higher and lower power range offerings, and on our ability to develop and market our extended runtime products, such as the CoolAirTM DC. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance, which would substantially impair our revenue, profitability and overall financial prospects. Successful product development and market acceptance of our existing and future products depend on a number of factors including:

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

In 2001, we completed a 127,000 square foot facility used for manufacturing and testing of our three-phase product line, including our DC and UPS products. To be financially successful, and to fully utilize the capacity of this facility and allocate its associated overhead, we must achieve significantly higher sales volumes. We must accomplish this while also preserving the quality levels we achieved when manufacturing these products in more limited quantities. To date, we have not been successful at increasing our sales volume to a level that fully utilizes the capacity of the facility and we may never increase our sales volume to necessary levels. We do intend to manufacture and test our CoolAirTM DC product in this facility, which will help increase the utilization of our facility. If we do not reach these necessary sales volume levels, or if we cannot sell our products at our suggested prices, our ability to reach profitability will be materially limited.

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

The markets’ perception of our products and related acceptance of the products is highly dependent upon the quality and reliability of the products that we build. Any quality problems attributable to the CleanSource DC, CleanSource UPS or CoolAirTM DC product lines may substantially impair our revenue prospects. Moreover, quality problems for our product lines could cause us to delay or cease shipments of products or have to recall products, this adversely affecting our ability to meet revenue or cost targets. In addition, while we seek to limit our liability as a result of product failure or defects through warranty and other limitations, if one of our products fails, a customer could suffer a significant loss and seek to hold us responsible for that loss.

Failure to expand our distribution channels and manage our existing and new product distribution relationships could impede our future growth.

The future growth of our business will depend in part on our ability to expand our existing relationships with distributors, to identify and develop additional channels for the distribution and sale of our products and to manage these relationships. As part of our growth strategy, we may expand our relationships with distributors and develop relationships with new distributors. We will also look to identify and develop new relationships with additional parties that could serve as an outlet for our products, including CoolAirTM DC. For example, we recently broadened our sales and distribution channel by offering our products through manufacturer’s representatives throughout North America and internationally. We also recently entered into a long-term supply agreement with GE Zenith Controls to source UPS systems from them that we intend to sell along side our CoolAirTM DC product. Our inability to successfully execute this strategy, and to integrate and manage our existing OEM channel partners, Caterpillar and Eaton Power Quality, and our new manufacturer’s representatives could impede our future growth.

We must continue to hire and retain skilled personnel.

We believe our future success will depend in large part upon our ability to attract, motivate and retain highly skilled managerial, engineering and sales and marketing personnel. There is a limited supply of skilled employees in the power quality marketplace. A decline in our stock price can result in a substantial number of “underwater” stock options, whereby the exercise price of the option is greater than the current market value of our common stock. As a result, the financial attractiveness of the stock options is substantially diminished, which may cause certain of our employees to seek employment elsewhere as a result of this decreased financial incentive, or impair our ability to recruit new employees. Our efforts to attract and retain highly skilled employees could be harmed by our past or any future workforce reductions. Our failure to attract and retain the highly trained technical personnel who are essential to our product development, marketing, sales, service and support teams may limit the rate at which we can develop new products or generate revenues. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace departing employees, our operations and new product development may suffer.

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

Since December 31, 2004, we have hired a new chief financial officer, who assumed his office in the first quarter of 2005 following the filing of our Annual Report on Form 10-K. During the first six months of 2005, we also hired additional accounting personnel including a new controller. We believe that these steps, when taken together, will provide additional supervision, approval and review of accounting transactions and also provide our chief financial officer with the necessary time to perform oversight and supervisory functions.

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

Our common stock is traded in the NASDAQ National Market. Historically the market price of our common stock has fluctuated significantly. In 2004 the sales price of our common stock ranged from $2.53 to $4.95. During the six-month period ending June 30, 2005 the sales price of our common stock ranged from $2.44 to $4.49. We expect the market price of our common stock to continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, in addition to our financial performance. Furthermore, stock prices for many companies, including our own, fluctuate widely for reasons that may be unrelated to operating results. Some of the factors that may cause the market price of our stock to fluctuate including the following:

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by $550,000.

Our international sales are made primarily in U.S. dollars. Those sales in currencies other than U.S. dollars can result in translation gains and losses. As we increase sales in foreign markets, we anticipate making more sales denominated in foreign currencies, primarily euros. Currently, we do not engage in hedging activities for our international operations. However, we may engage in hedging activities in the future.

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 2 – “Business – Risk Factors that May Affect Future Results” above. Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005 (a date within 90 days of the filing of this Quarterly Report on Form 10-Q) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. During the three months ended June 30, 2005 we hired a new controller and have also added additional staffing resources to our accounting department. We believe that these changes will provide additional supervision, approval and review of accounting transactions and will also provide the CFO with the ability to perform appropriate oversight and supervisory functions. We believe that these actions, taken together with the hiring of a new CFO during the quarter ended March 31, 2005, have corrected the material weakness with respect to our disclosure controls and procedures and internal control over financial reporting that we disclosed at December 31, 2004.

Other than the aforementioned, there was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 4, 2005, we sold 5,454,510 shares of our common stock at a price of $3.64 per share for an aggregate offering price of approximately $19.8 million, to several institutional investors. We also issued Additional Investment Rights to purchase an additional 1,636,353 shares of our common stock to the purchasers with an exercise price per share of $3.64. The Additional Investment Rights are exercisable until the earliest to occur of (1) August 18, 2005 or (2) immediately prior to a merger or acquisition pursuant to which we are not the surviving entity. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder, as a transaction not involving a public offering, and in reliance on similar exemptions under applicable state laws. We believe that each of the purchasers qualifies as an “accredited investor” (as defined by Rule 501(a) under the Securities Act).

As part of the transaction, we agreed to register for resale under the Securities Act all of the shares of Common Stock issued in the offering, as well as shares of Common Stock issuable upon exercise of the Additional Investment Rights. We filed a Registration Statement on Form S-3 (File No. 333-123586) with the SEC on March 24, 2005 that was declared effective by the SEC on May 18, 2005.

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

We did not repurchase any of our equity securities during the second fiscal quarter of 2005.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders held on April 29, 2005, our stockholders voted on the following matters:

(1) The election of two Class II directors to serve until our 2008 annual meeting or until their successors have been elected and qualified. The nominees of the board of directors were elected by the following vote:

Class II Director	Shares Voted in Favor	Shares Withheld
Terrence L. Rock	39,892,030	610,922
Jan H. Lindelow	39,918,953	583,999

The following is a list of our other directors whose term of office continued after our annual meeting:

•	Our Class I directors, Richard E. Anderson, Rodney S. Bond and Benjamin L. Scott, who will continue to serve until our 2007 Annual Meeting or until their successors have been elected and qualified.

•	Our Class III directors, Joseph F. Pinkerton, III, Ake Almgren and Brad Boston, who will continue to serve until our 2006 Annual Meeting or until their successors have been elected and qualified.

(2) The approval of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2005. The appointment was approved by the following vote:

Shares Voted in Favor	Shares Voted Opposed	Shares Abstaining
35,791,309	151,907	11,580

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits

The following documents are filed as exhibits to this report:

	31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer

	31.2	Rule 13a-15(e)/15d-15(e) Certification of Principal Financial Officer

	32.1	Section 1350 Certification of Principal Executive Officer

	32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

July 28, 2005 (Date)	/s/ Joseph F. Pinkerton, III
Joseph F. Pinkerton, III Chairman of the Board, President and Chief Executive Officer

July 28, 2005 (Date)	/s/ John K. Penver
John K. Penver Vice President of Finance, Chief Financial Officer and Secretary (Principal Accounting Officer)