Form 10-Q
period 2005-09-30
ACTIVE POWER INC
filed 2005-10-27
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value of $0.001 per share, outstanding at October 24, 2005 was 48,751,874.

ACTIVE POWER, INC.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Active Power, Inc.

Condensed Balance Sheets

(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,955	$17,625
Restricted cash	116	741
Short-term investments in marketable securities	32,351	21,308
Accounts receivable, net	4,727	4,143
Inventories	5,028	3,966
Prepaid expenses and other	718	1,028

Total current assets	54,895	48,811
Property and equipment, net	7,485	7,829
Intangible assets, net	641	725
Long-term investments in marketable securities	3,974	6,001
Deposits and other	187	—

Total assets	$67,182	$63,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,302	$1,649
Accrued expenses	3,876	3,410
Deferred revenue	317	214

Total current liabilities	6,495	5,273
Stockholders’ equity:
Common Stock	49	43
Treasury stock	(5)	(2)
Additional paid-in capital	234,647	215,937
Accumulated deficit	(173,917)	(157,798)
Other accumulated comprehensive income	(87)	(87)

Total stockholders’ equity	60,687	58,093

Total liabilities and stockholders’ equity	$67,182	$63,366

See accompanying notes.

Active Power, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Product Revenue	$3,980	$3,684	$11,068	$9,682
Service and spares revenue	536	390	1,560	1,347

Total revenue	4,516	4,074	12,628	11,029
Operating expenses:
Cost of product revenue	3,984	4,066	11,348	11,975
Cost of service and spares revenue	501	407	1,542	1,427
Research and development	2,793	2,693	7,831	7,317
Selling, general & administrative	2,912	3,109	10,061	8,580
Litigation settlement expense	—	4,800	—	5,080
Amortization of deferred stock compensation	—	—	—	34

Total operating expenses	10,190	15,075	30,782	34,416

Operating loss	(5,674)	(11,001)	(18,154)	(23,387)
Interest income	416	163	1,212	832
Other income (loss), net	(80)	(92)	(141)	(93)
Gain due to change in market value of investment rights	150	—	964	—

Net loss	$(5,188)	$(10,930)	$(16,119)	$(22,648)

Net loss per share, basic & diluted	$(0.11)	$(0.26)	$(0.34)	$(0.53)
Shares used in computing net loss per share, basic & diluted	48,693	42,559	47,810	42,389
Comprehensive loss:
Net loss	$(5,188)	$(10,930)	$(16,119)	$(22,648)
Unrealized gain (loss) on investments in marketable securities	(48)	210	(91)	(193)
Realized loss on marketable securities	84	78	91	78

Comprehensive loss	$(5,152)	$(10,642)	$(16,119)	$(22,763)

See accompanying notes.

Active Power, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net loss	$(16,119)	$(22,648)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,399	1,696
Amortization of intangible assets	84	84
Accretion of premium / discount on marketable securities	100	70
Realized loss on marketable securities	91	78
Retirement of fixed assets	—	86
Amortization of deferred stock compensation	—	34
Change in market value of investments rights	(964)	—
Non-cash compensation expense	174	—
Changes in operating assets and liabilities:
Accounts receivable, net	(584)	(1,575)
Inventories	(1,062)	861
Prepaid expenses and other assets	123	511
Accounts payable	653	689
Accrued expenses	466	(186)
Litigation settlement liability	—	3,994
Deferred revenue	103	397

Net cash used in operating activities	(15,536)	(15,909)
Investing activities
Purchases of marketable securities	(36,676)	(27,234)
Sales/Maturities of marketable securities	27,469	55,817
Change in restricted cash	625	—
Purchases of property and equipment	(1,055)	(218)

Net cash provided by (used in) investing activities	(9,637)	28,365
Financing activities
Net proceeds from issuance of common stock	19,506	681
Purchase of treasury stock	(3)	—

Net cash provided by financing activities	19,503	681

Change in cash and cash equivalents	(5,670)	13,137
Cash and cash equivalents, beginning of period	17,625	12,073

Cash and cash equivalents, end of period	$11,955	$25,210

See accompanying notes.

Active Power, Inc.

Notes to Condensed Financial Statements

September 30, 2005

(Unaudited)

1.	Organization

Active Power, Inc. (“we”, “Active Power” or the “Company”) is a Delaware Corporation. We design, manufacture and market power quality products to provide the consistent, reliable electric power required by today’s digital economy. We have commercialized a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. We have broadened our product offerings and expanded our available markets by developing additional power quality systems to address customer needs at both higher and lower power levels. During 2004 and the first nine months of 2005 we developed a battery-free extended runtime technology that utilizes thermal and compressed air storage to provide backup power for minutes to hours depending on the application. We expect to bring this technology to market later this year. We sell our products globally through direct and Original Equipment Manufacturer (“OEM”) channels. Our current principal markets are the United States, Europe and Africa.

2.	Basis of Presentation

The unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The accompanying interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

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

Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Certain prior period amounts have been reclassified to conform to current period presentation. This includes the separation of service and spares revenue from total revenue and the separate classification of cost of service and spares revenue from total cost of revenue. Also, we have made reclassifications on our Statement of Cash Flows to reflect reclassifying our auction preferred marketable securities from cash and equivalent to short-term marketable securities for the period ended September 30, 2004. As of September 30, 2004, $12.3 million of auction rate securities were reclassified from cash and equivalents to short-term marketable securities; the investing activities of the Statement of Cash Flows has been conformed accordingly.

3.	Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method. Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$2,475	$1,728
Work in process and finished goods	2,553	2,238

	$5,028	$3,966

4.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Compensation and benefits	$1,644	$1,288
Warranty liability	645	639
State, property and sales taxes	707	289
Professional fees	417	748
Other	463	446

	$3,876	$3,410

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is contained in accrued expenses on the accompanying balance sheet.

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2004	$639
Warranty expense	289
Warranty charges incurred	(283)

Balance at September 30, 2005	$645

5.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(5,188)	$(10,930)	$(16,119)	$(22,648)

Basic and diluted:
Weighted-average shares of common stock Outstanding	48,693	42,559	47,810	42,390
Weighted-average shares of common stock subject to repurchase	—	—	—	(1)

Shares used in computing net loss per share, basic and diluted	48,693	42,559	47,810	42,389

Net loss per share, basic and diluted	$(0.11)	$(0.26)	$(0.34)	$(0.53)

Our calculation of diluted loss per share excludes 5,907,858 and 4,888,838 shares of common stock issuable upon exercise of employee stock options as of September 30, 2005 and 2004, respectively, because their inclusion in the calculation would be anti-dilutive.

6.	Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS 123, we have elected to continue to account for our employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. Deferred stock-based compensation is typically amortized using the straight-line method over the vesting period, which is generally four years. We have calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and have determined the pro forma impact on net loss. Where it is not feasible to reasonably estimate fair value at grant date, compensation is measured using fair value and other pertinent data at the first date at which it is possible to reasonably estimate that value. Generally that is the date that the number of shares and exercise price are determinable. This method is used for shares granted pursuant to our Employee Stock Purchase Plan.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss – as reported	$(5,188)	$(10,930)	$(16,119)	$(22,648)
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	—	—	174	34
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(719)	(1,094)	(3,046)	(3,476)

Pro forma net loss	$(5,907)	$(12,024)	$(18,991)	$(26,090)

Earnings per share
Basic and diluted - as reported	$(0.11)	$(0.26)	$(0.34)	$(0.53)
Basic and diluted – pro forma	$(0.12)	$(0.28)	$(0.40)	$(0.62)

7.	Common Stock

On February 4, 2005, we completed the private placement of 5,454,510 shares of our Common Stock at a price of $3.64 per share, for an aggregate offering price of approximately $19.8 million, to certain institutional investors (the “Purchasers”). We also issued Additional Investment Rights to purchase 1,636,353 shares of Common Stock to the Purchasers (the “Additional Investment Rights”), at an exercise price per share of $3.64. The Additional Investment Rights were not exercised, and are no longer exercisable as they expired on August 18, 2005. In connection with the transaction, we paid placement agent fees and expenses of approximately $1.1 million.

As part of the transaction, we agreed to register for resale under the Securities Act all of the shares of Common Stock issued in the offering, as well as shares of Common Stock issuable upon exercise of the Additional Investment Rights. We filed a Registration Statement on Form S-3 (File No. 333-123586) with the SEC on March 24, 2005 that was declared effective by the SEC on May 18, 2005.

In accordance with the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of the Additional Investment Rights was determined at the time of issuance based on the proceeds of the offering and the relative fair values of the securities and the Additional Investment Rights. We used the Black-Scholes valuation model to determine the fair value of the Additional Investment Rights, and accordingly attributed a value of $964,000 to the Additional Investment Rights, which was recorded as additional paid in capital. Changes in the fair value of the Additional Investment Rights since the date of issuance are required to be reflected in our earnings. The rights were revalued to their market value of $471,000 at March 31, 2005, with the resultant gain of $493,000 recorded as other income during the three-months ended March 31, 2005. The Additional Investment Rights were revalued again at June 30, 2005 to their market value of $150,000 that resulted in a gain of $321,000 which was recorded as other income during the three-month period ended June 30, 2005. As these investment rights expired in the third quarter of 2005, the remaining $150,000 market value was recognized as a gain during the three-month period ended September 30, 2005.

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

We anticipate that the impact of adopting SFAS 123R on net income and earnings per share will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under SFAS 123, as described in Note 6 above, although there are certain differences between the requirements of SFAS 123 and SFAS 123R that may result in differences from the amounts disclosed in Note 6.

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

Overview

We design, manufacture and market power quality products that provide the consistent, reliable electric power required by today’s digital economy. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for the lead-acid batteries used in conventional power quality installations. Our first commercial product was a battery-free DC system (“CleanSource® DC”) that is used as a bridging energy source in typical power quality installations and is compatible with all major uninterruptible power supply (“UPS”) brands. Leveraging our expertise in this technology, we have also developed a battery-free UPS system that incorporates our flywheel technology. This system is marketed by Caterpillar Inc., the leading maker of engine generators for the power reliability market, under the Caterpillar brand name “Cat® UPS” and is also marketed directly by Active Power as the CleanSource® UPS. In 2003 and 2004, we broadened our product offerings and expanded our available markets by developing additional flywheel UPS systems to address customer needs at both higher and lower power levels. Our family of battery-free UPS products currently ranges from 65 kVA – 1200 kVA. By paralleling our 1200 kVA UPS systems together, we will be able to provide up to a 3600 kVA battery-free UPS system to customers. In addition, we also provide customers with continuous power systems (“CPS”), which are comprised of our UPS systems, third party ancillary equipment such as engine generators, and installation and start-up services.

During 2004 and the first nine months of 2005 we developed a battery-free extended runtime technology (one that provides backup power for minutes to hours depending on the application) that utilizes thermal and compressed air storage (“TACAS”). We announced this TACAS technology in September 2004. In December 2004, we shipped an evaluation unit of our first extended runtime product that is based on the TACAS technology. This product is now being marketed as the CoolAirTM DC. We shipped additional evaluation units throughout 2005, and intend to ship several more CoolAir DC evaluation units in the next quarter as well as officially launch this product for commercial sale.

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

As of September 30, 2005, we had generated an accumulated deficit of $173.9 million and we expect to continue to sustain operating losses for the next several quarters. To date we have funded our operations through private and public sales of stock, including most recently in February 2005, from the private placement of our common stock in which we raised $18.7 million in net proceeds. Based on the current spending levels and expectations in our current business plan, we believe that our current cash and investments will be sufficient to meet our cash requirements for at least 12 months. Our cash and investments position at September 30, 2005 was $48.4 million.

Some of the uncertainties that could impact our business include the strength of the U.S. and global economies, the success of our direct sales efforts, delays in new product development, the speed of market adoption for our technology and products, particularly our products based on our new TACAS technology, global commodity prices and new competitive technologies and products.

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

Warranty Liability

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revision to the estimated warranty liability may be required. We evaluate the reasonableness of our warranty accrual levels on a quarterly basis.

Results of Operations

Total revenue. Total revenue consists of sales of our CleanSource power quality products, as well as our services and spare parts. The following table summarizes for the periods indicated a comparison of our total revenue:

($ in thousands)	Three months ended September 30,		Variance 2005 vs. 2004		Nine months ended September 30,		Variance 2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
Total Revenue	$4,516	$4,074	$442	11%	$12,628	$11,029	$1,599	15%

Total revenue for the three and nine month periods ended September 30, 2005, increased compared to the same periods in 2004 primarily due to an increased number of units sold, including increased sales of our DC products. In the first quarter of 2005, we noted a significant increase in DC product sales that continued through the second and third quarters of 2005, resulting in 45 incremental DC flywheel units sold in the first nine months of 2005, compared to the first nine months of 2004, which was an increase of 300% compared to the comparable period of 2004.

We anticipate that UPS and CPS products will continue to represent the vast majority of our total revenue and that DC revenue will remain at similar levels over the next several quarters. During fiscal 2004 we began to significantly benefit from CPS sales, which typically include our megawatt-class UPS product combined with third party equipment, and installation and start-up services. Sales related to these large system deals were $900,000 and $500,000 in the three months ended Sept 30, 2005 and 2004, respectively, and were $2.7 million and $2.9 million in the first nine months of fiscal 2005 and 2004, respectively. These large system sales are governed by strict revenue recognition criteria and may take a long time to close or to fulfill all the requirements for revenue recognition. This delay can result in significant fluctuations in recorded revenue on a quarterly basis, especially if anticipated transactions fail to materialize as planned. We anticipate that CPS related revenue will continue to be a significant contributor to our total revenue for the next several quarters.

During 2005 we have also experienced a shift in sales channel mix from selling through our OEM channels to direct sales by us. Sales of Active Power branded products through our direct and manufacturer’s representative channels were 72% of our total revenues for the three-month period ended September 30, 2005 compared to 44% for the same period of 2004. Sales of Active Power branded products were 58% of our total revenues for the nine-month period ended September 30, 2005 compared to 45% of total revenues for the same period of 2004. Direct sales typically have higher profit margins than sales through our OEM channels; therefore, increasing our direct sales channel is expected to result in increased revenue and improved profit margins. We believe sales of our Active Power branded products to government facilities and industrial customers in regions that were not covered by our OEMs will continue to increase over time and will become a larger percentage of our total revenue. Our products perform well in harsh environments where power quality is particularly poor, which makes them a good fit for industrial countries with a poor power infrastructure and therefore we have focused our direct sales efforts to these customers. Due to the large size of some of our customer orders relative to our current total revenue levels, our quarterly total revenue trend and the proportion of sales made directly by us can be expected to fluctuate from the amounts recorded so far in 2005.

The average selling price (“ASP”) of our base products increased by 8% in the three-month period ended September 30, 2005 compared to the same period of 2004, and were flat for the nine-month period ended September 30, 2005 as compared to the same period of 2004. In the first and second quarters of fiscal 2005, a higher proportion of DC product sales as a percentage of total revenues resulted in lower ASPs, as DC products have a lower average selling price compared to our UPS product. In the third quarter of fiscal 2005, although DC sales remained up from the same period in the prior year, the higher overall percentage of UPS sales resulted in an improved ASP. Sales prices will vary depending on the power levels of the products sold, the channel through which the product was sold, and the quantity and type of options purchased by the customers during a particular fiscal period.

North American sales were 38% of our total revenue for the three-month period ended September 30, 2005 compared to 77% for the same period of 2004. North American sales were 52% of total revenues for the nine-month period ended September 30, 2005 compared to 57% of total revenues for the same period of 2004. This reflects our efforts to increase direct sales, particularly in overseas regions that have not historically been served by our OEM partners.

Service and spares revenue primarily relates to revenue generated from repairs or reconfigurations of our products, and includes revenue associated with the costs of travel of our service personnel, replacement parts and labor. Service and spares revenue increased by 37% for the three month period ended September 30, 2005 compared to the same prior year period, and increased by 16% for the nine month period ended September 30, 2005 compared to the same period of 2004. We anticipate that service and spares revenue will continue to grow with product revenue and as our installed base of product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required, particularly when those products are sold through our Active Power branded channel.

Stocking units held as inventory by our primary OEM distributor, Caterpillar and its dealer network, declined by approximately $1.9 million or 44%, over the nine-month period ended September 30, 2005. Although we have no contractual obligations to our OEM customers for the products that they hold in their inventory, a significant reduction in our OEM customers’ stocking units in any period would negatively impact our sales if they are able to satisfy orders from their inventory during that period rather than purchase new units from us. We are working closely with our OEM customers to assist them in selling these stocking orders over time. During the fourth quarter of 2005, we expect current channel inventory to decline and reach an appropriate level of stocking units to enable them to respond quickly to time-sensitive customer orders.

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

($ in thousands)	Three months ended September 30,		Variance 2005 vs. 2004		Nine months ended September 30,		Variance 2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
Cost of product revenue	$3,984	$4,066	$(82)	(2)%	$11,348	$11,975	$(627)	(5)%
Percent of product revenue	100%	110%			103%	124%

The decrease in cost of product revenue in both the three and nine-month periods ended September 30, 2005 compared to the comparable periods in 2004 is due to improved efficiency in our manufacturing operations and material costs reductions. We have ongoing programs to reduce product and component costs where feasible and this has resulted in a decrease in materials costs as a percentage of product revenue. We continue to operate a manufacturing facility that has a capacity level significantly greater than our current product revenue levels. A large portion of the costs involved in operating our facility are fixed in nature and we incur approximately $1.2 million to $1.5 million in overhead each quarter. We reduced our manufacturing staff levels in 2003 and have continued to reduce our overhead levels where feasible. We also continue to work on reducing our product costs, and in the second quarter of 2005, due to an increase in the percentage of our sales through our Active Power branded channel, we reached product gross margin break-even. We also met product gross margin break-even in the third quarter of 2005. Our ability to maintain positive product gross margin will depend on multiple factors, including our ability to continue to reduce material costs, improve our sales channel mix in favor of direct sales versus OEM, and increase our revenue levels to a point that will allow us to improve the utilization of our manufacturing operations.

The improvement in cost of product revenue as a percentage of product revenue for the three and nine-month periods ended September 30, 2005 compared to the same periods in 2004 is attributable both to changes in sales channel mix and to fewer sales in 2005 that have associated performance guarantees. We achieve higher margins on direct sales so a higher sales mix of direct sales will favorably impact cost as a percentage of revenue. In 2004, product revenue included sales to a large industrial customer in North Africa, where the sales contract required performance guarantees. This impacted the amount of revenue that we could recognize on the sale (a portion of the revenue was deferred until the performance guarantee was released), despite incurring all of the costs associated with that sale. During 2005, we have had fewer sales with performance guarantees and lower actual levels of guarantees compared to 2004. Both of these factors favorably impact cost as a percentage of revenues.

Items that could impact our ability to further improve our gross margin include sales product volume and mix, pricing discounts and customer incentives, currency fluctuations, and variations in our product cost and productivity.

Cost of service and spares revenue. Cost of service and spares revenue includes the cost of component parts, as well as labor and overhead of our spare parts, costs associated with travel and labor used in servicing a unit and unabsorbed overhead from the service group. The following table summarizes for the periods indicated a comparison of our cost of service and spares revenue:

($ in thousands)	Three months ended September 30,		Variance 2005 vs. 2004		Nine months ended September 30,		Variance 2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
Cost of service and spares revenue	$501	$407	$94	23%	$1,542	$1,427	$115	8%
Percent of service and spares revenue	93%	104%			99%	106%

The cost of service and spares revenue increased slightly in the three-month and nine-month ending periods of September 30, 2005 compared to the same periods ending September 30, 2004. This increase is consistent with the increase in service and spares revenue and is driven by the amount of service activity and revenue, and spares revenue. The improvement in cost of service and spares as a percentage of service and spares revenue reflects the higher revenue levels given the level of fixed costs of this operation which are being more effectively utilized.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and product development activities, as well as an allocated portion of our occupancy costs. The following table summarizes for the periods indicated a comparison of our research and development expense:

($ in thousands)	Three months ended September 30,		Variance 2005 vs. 2004		Nine months ended September 30,		Variance 2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
Research and development	$2,793	$2,693	$100	4%	$7,831	$7,317	$514	7%
Percent of revenue	62%	66%			62%	66%

The increase in research and development spending in the three and nine-month periods ended September 30, 2005 compared to the same periods in 2004 is primarily due to additional development and prototyping costs related to the development of our CoolAir DC product and from costs incurred in paralleling our CPS products. We believe research and development expenses in the fourth quarter will decrease as the CoolAir DC product nears commercial production status.

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

($ in thousands)	Three months ended September 30,		Variance 2005 vs. 2004		Nine months ended September 30,		Variance 2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
Selling, general & admin	$2,912	$3,109	$(197)	(6)%	$10,061	$8,580	$1,481	17%
Percent of revenue	64%	76%			80%	78%

The decrease in selling, general and administrative expenses in the three-month period ended September 30, 2005 as compared to the same period of 2004 was primarily attributable to $724,000 of legal fees due to the 2004 Magnex lawsuit. This was offset by higher state taxes and increased sales and marketing spending, as we have added resources in order to expand our direct sales channel, as well as opened a satellite office in North Africa and increased marketing spending as we get ready to commercially launch our new CoolAir DC product.

The increase in selling, general and administrative expenses in the nine-month period ended September 30, 2005 as compared to the same period of 2004 was attributable to a number of factors including:

•	A $1.2 million increase in sales tax expense, $969,000 of which relates to a multi-year state sales tax audit which was completed in the third quarter of fiscal 2005;

•	Non-cash compensation expense of $174,000 associated with modifications to stock awards in connection with the resignation of our former chief financial officer;

•	Higher professional fees of $431,000 connected with the implementation of the Sarbanes-Oxley Act of 2002, completion of our 2004 annual audit, and recruiting costs;

•	Increased sales and marketing spending to support our direct channel and our new CoolAir DC product; and

•	Higher salaries in sales and marketing due to the addition of 15 employees from September 30, 2004 to September 30, 2005, five of which were added to support our new sales and service operations in North Africa.

These increases were offset by a reduction in legal fees of $1.5 million due to the settlement of the Magnex lawsuit. [see Part 1, Item 3 “Legal Proceedings”]

Litigation settlement expenses. In the third quarter of 2004 we settled the Magnex Corp. litigation for $4.8 million. This litigation is discussed briefly in the Contingencies footnote in our 2004 audited financial statements and in Part I, Item 3 “Legal Proceedings” included in our Form 10-K. We did not have any litigation settlement expenses in 2005.

Interest income. The following table summarizes for the periods indicated a comparison of our interest income:

($ in thousands)	Three months ended September 30,		Variance 2005 vs. 2004		Nine months ended September 30,		Variance 2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
Interest Income	$416	$163	$253	155%	$1,212	$832	$380	46%

The increase in interest income in the three and nine-month periods ended September 30, 2005 as compared to the same periods of 2004 is attributable primarily to rising interest rates. The higher rates have offset the fact that our average cash and investments balance over the nine month period ending September 30, 2005 has decreased by approximately $17.3 million or 27% compared to the average over the comparable period ending September 30, 2004. Also, due to a shift in our investment holdings from long-term to short-term investments in 2005 compared to our holdings in 2004, we have been able to benefit from a rising interest rate environment.

Other income (expense). The following table summarizes a quarter and year-to-date comparison of other income (expense) from the same periods in the prior year:

($ in thousands)	Three months ended September 30,		Variance 2004 vs. 2003		Nine months ended September 30,		Variance 2004 vs. 2003
	2005	2004	$	%	2005	2004	$	%
Other income (expense)	$(80)	$(92)	$12	13%	$(141)	$(93)	$(48)	(52)%

In the third quarter of 2005 and 2004, respectively, we recognized $84,000 and $78,000 in realized losses on marketable securities.

Gain from change in Market Value of Additional Investment Rights

On February 4, 2005, we completed the private placement of 5,454,510 shares of our common stock at a price of $3.64 per share, for an aggregate offering of approximately $19.8 million, to certain purchasers. We also issued Additional Investment Rights to purchase 1,636,353 shares of Common Stock to the Purchasers, at an exercise price per share of $3.64. The Additional Investment Rights were not exercised and expired on August 18, 2005.

In accordance with the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of the Additional Investment Rights was determined at the time of issuance based on the proceeds of the offering and the relative fair values of the securities and the Additional Investment Rights. We used the Black-Scholes valuation model to determine the fair value of the Additional Investment Right, and accordingly attributed a value of $964,000 to the Additional Investment Rights, which was recorded as additional paid in capital. Changes in the fair value of the Additional Investment Rights since the date of issuance due to fluctuations in the value of our stock were required to be reflected in our earnings. The rights were revalued to their market value of $471,000 at March 31, 2005, with the resultant gain of $493,000 recorded as other income during the three-months ended March 31, 2005. The Additional Investment Rights were revalued again at June 30, 2005 to their market value of $150,000, which resulted in an additional gain of $321,000 that was recorded as other income during the three-month period ended June 30, 2005. As these investment rights expired in the third quarter of 2005, the remaining $150,000 market value was recognized as a gain during the three-month period ended September 30, 2005.

Liquidity and Capital Resources

Our principal sources of liquidity as of September 30, 2005 consisted of $48.4 million of cash and investments. We have primarily funded our operations through a private placement of our common stock in February 2005, that resulted in net proceeds of $18.7 million, our initial public offering in August 2000, that resulted in net proceeds of $138.4 million, sales of shares of our preferred stock from 1992 to 1999, which have resulted in gross proceeds of approximately $42.6 million, as well as $10.0 million in development funding received from Caterpillar since 1999, and our product revenue.

The following table summarizes the yearly changes in cash used in operating activities:

($ in thousands)	Nine months ended September 30,		Variance 2005 vs. 2004
	2005	2004	$	%
Cash used in operating activities	$(15,536)	$(15,909)	$373	2%

Cash used in operating activities remained relatively unchanged in the nine-month period ending September 30, 2005 compared to the same period of 2004 despite a 22% decrease in operating losses. This is because the 2005 balance reflects higher cash consumption associated with inventory purchases and higher receivables, as well as the non-cash gain from the change in market value of the Additional Investment Rights. This was offset by increases in accounts payable and accrued expenses. The 2004 number also included approximately $4 million of cash used in litigation settlement. The 2005 increase in accounts payable and accrued liabilities is mostly attributable to increases in inventory purchases, sales tax accruals and from higher payroll-related accruals due to timing of our regular payrolls. The increase in inventory is primarily attributable to higher inventory build-up of materials for our megawatt-class UPS product. We have purchased inventory in advance of a major sale that was originally scheduled to ship during the third quarter of 2005, but was subsequently delayed to the first half of 2006. As a result we have approximately $700,000 of finished goods for this product line at September 30,

2005. We expect cash used in operating activities in the fourth quarter of 2005 to be flat or slightly decrease from 2004 levels, but to remain consistent with current levels as we continue to position the company for future growth by funding product development, sales and marketing activities, OEM customer support, and manufacturing operations at levels higher than what can be self funded through current product sales.

Investing activities primarily consist of sales and purchases of investments, use of restricted cash and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these funds to finance our ongoing operations. Capital expenditures were $1.0 million in the nine-month period ending September 30, 2005 compared to $218,000 in the same period of 2004. This increase in 2005 was due to the start up of our satellite sales and service office in North Africa, manufacturing leasehold improvements and system development costs related to the commercialization of our paralleled megawatt-class UPS products, and sustaining and improving our current production facilities including preparing our facility for the commercial production of the CoolAir DC products in the fourth quarter of 2005. We expect capital expenditures to range between $500,000 and $1.0 million for the balance of the year as we support our development efforts on our CoolAir DC and megawatt-class UPS paralleling projects and prepare for the commercial production of the CoolAir DC product.

Financing activities generally consists of proceeds from the private placement of common stock, employee exercises of stock options and from Employee Stock Purchase Plan. The significant increase from $681,000 in the nine-month period ending September 30, 2004 to $19.5 million in the comparable period of 2005 was primarily due to our private placement of 5,454,510 shares of our common stock in February 2005 that resulted in net proceeds to us of $18.7 million.

We believe our existing cash and investments balances at September 30, 2005 will be sufficient to meet our cash requirements through the next 24 months, although we might elect to seek additional funding prior to that time. Beyond the next 24 months, our cash requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products including the CoolAir DC product family, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

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

We anticipate that the impact of adopting SFAS 123R on net income and earnings per share will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under SFAS 123, as described in Note 6 of the financial statements included in Item 1 above, although there are certain differences between the requirements of SFAS 123 and SFAS 123R that may result in differences from the amounts disclosed in the financial statements.

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

Our operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter due to a variety of factors. Many of these factors are outside of our control. These factors include:

•	timing of orders from our customers and the possibility that customers may change their order requirements with little or no notice to us;

•	rate of adoption of our flywheel-based energy storage system as an alternative to lead-acid batteries;

•	ongoing need for short-term power outage protection in traditional UPS systems;

•	deferral of customer orders in anticipation of new products from us or other providers of power quality systems;

•	uncertainty regarding the adoption of our current and future products, including the CleanSource UPS and CleanSource DC products, as well as our other products that are currently under development, including the CoolAir DC;

•	timing of deferred revenue components associated with large orders;

•	new product releases, licensing or pricing decisions by our competitors;

•	commodity and raw material component prices;

•	lack of order backlog;

•	loss of a significant customer or distributor;

•	impact of changes to our product distribution strategy and pricing policies;

•	changes in the mix of domestic and international sales;

•	changes in the cost of routine business activities, e.g. the increasing cost of director and officer liability insurance premiums, increasing health insurance premiums, or costs associated with compliance of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	changes in U.S. generally accepted accounting principles;

•	rate of growth of the markets for our products; and

•	other risks described below.

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

We have incurred operating losses since our inception and expect to continue to incur losses for at least the next several quarters. As of September 30, 2005, we had an accumulated deficit of $173.9 million. To date, we have funded our operations principally through the sale of our stock, product revenue and $10.0 million in development funding payments from Caterpillar. We have generated a total of $75.2 million in revenue from inception through September 30, 2005. We are uncertain whether our products will achieve market acceptance such that our revenue will increase or whether we will be able to achieve significant revenue. We will need to generate significant additional revenue to achieve profitability, and we cannot assure you that we will ever realize sufficient additional revenue to achieve profitability. We also expect to incur product development, sales and marketing and administrative expenses in excess of our revenue after costs, and, as a result, we expect to continue to incur losses for the next several quarters.

We are significantly dependent on our relationship with Caterpillar, our primary OEM customer. If this relationship is unsuccessful, for whatever reason, our business and financial prospects would likely suffer.

Caterpillar and its dealer network are the primary OEM customer for our flywheel based products. During 2004, 2003 and 2002, Caterpillar and its dealer network accounted for 54%, 60% and 81% of our revenue, respectively. In the three and nine-month periods ended September 30, 2005 Caterpillar and its dealer network accounted for 17% and 31%, respectively, of our revenue. If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the Cat UPS product is not successful, our business and financial prospects would likely suffer. Pursuant to our distribution agreement with Caterpillar, they are the exclusive OEM distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units. Pursuant to our development agreements Caterpillar has provided us with $10.0 million in funding to support the development of the Cat UPS product line and other development efforts. In exchange for these payments, Caterpillar received co-ownership of the proprietary rights in this product. Either Caterpillar or Active Power may license to others the intellectual property that we jointly own without seeking the consent of the other, and the licensing party will solely retain all licensing revenue generated by licensing this intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. Caterpillar may terminate this agreement at any time by giving us 90 days advance written notice

There is a substantial amount of product held as inventory by several of our OEM customers. If these OEMs fill their orders from existing stock instead of our factory, our revenue will suffer.

Several OEMs purchased a substantial number of our CleanSource DC and UPS systems during 2001, many of which have remained in those OEMs’ inventories rather than being sold to end-user customers. During 2004, OEM stocking levels declined by approximately $4.2 million, or 48%. They declined by a further $1.9 million, or 44%, during the nine month period ended September 30, 2005. As our OEMs fill some of their orders with their existing inventory stock, as opposed to placing orders with Active Power, our revenue may suffer for the next few fiscal quarters, until the inventory levels at these OEMs stabilize.

We depend on international sales and operations.

We anticipate that for the foreseeable future, we will derive a significant portion of our revenues from outside North America. In the three and nine-month periods ended September 30, 2005, we derived 62% and 49%, respectively, of our total revenues from sales to international customers. Revenue from international sales was 50%, 48% and 37% of revenue for the years ended December 31, 2004, 2003, and 2002, respectively. Our international operations are generally subject to a number of risks. These include:

•	foreign laws and business practices that favor local competition;

•	dependence on local channel partners;

•	compliance with multiple, conflicting and changing government laws and regulations;

•	longer sales cycles;

•	difficulties in managing and staffing foreign operations;

•	foreign currency exchange rate fluctuations and the associated effects on product demand and timing of payment;

•	political and economic stability, particularly in the Middle East and North Africa;

•	greater difficulty in the contracting and shipping process and in accounts receivable collection and longer collection periods;

•	greater difficulty in hiring qualified technical sales and application engineers; and

•	difficulties with financial reporting in foreign countries.

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

We derive a substantial portion of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products, is therefore, critical to our future success. Our future success will also depend on our ability to reduce our dependence on these few products by developing and introducing to the market new products and product enhancements in a timely manner. Specifically, our ability to capture significant market share depends on our ability to develop and market extensions to our existing UPS product line at higher and lower power range offerings, and on our ability to develop and market our extended runtime products, such as the CoolAir DC. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance, which would substantially impair our revenue, profitability and overall financial prospects. Successful product development and market acceptance of our existing and future products depend on a number of factors including:

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

In 2001, we completed a 127,000 square foot facility used for manufacturing and testing of our three-phase product line, including our DC and UPS products. To be financially successful, and to fully utilize the capacity of this facility and allocate its associated overhead, we must achieve significantly higher sales volumes. We must accomplish this while also preserving the quality levels we achieved when manufacturing these products in more limited quantities. To date, we have not been successful at increasing our sales volume to a level that fully utilizes the capacity of the facility and we may never increase our sales volume to necessary levels. We intend to manufacture and test our CoolAir DC product in this facility, which will help increase the utilization of our facility. If we do not reach these necessary sales volume levels, or if we cannot sell our products at our suggested prices, our ability to reach profitability will be materially limited.

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

We depend on sole and limited source suppliers, and outsource selected component manufacturing.

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

The market perception of our products and related acceptance of the products is highly dependent upon the quality and reliability of the products that we build. Any quality problems attributable to the CleanSource DC, CleanSource UPS or CoolAir DC product lines may substantially impair our revenue prospects. Moreover, quality problems for our product lines could cause us to delay or cease shipments of products or have to recall products, thus adversely affecting our ability to meet revenue or cost targets. In addition, while we seek to limit our liability as a result of product failure or defects through warranty and other limitations, if one of our products fails, a customer could suffer a significant loss and seek to hold us responsible for that loss.

Failure to expand our distribution channels and manage our existing and new product distribution relationships could impede our future growth.

The future growth of our business will depend in part on our ability to expand our existing relationships with distributors, to identify and develop additional channels for the distribution and sale of our products and to manage these relationships. As part of our growth strategy, we may expand our relationships with distributors and develop relationships with new distributors, such as we did in the third quarter of 2005 with Numeric Power Systems Ltd in India. We will also look to identify and develop new relationships with additional parties that could serve as an outlet for our products, including CoolAir DC. For example, we recently broadened our sales and distribution channel by offering our products through 12 new manufacturer’s representatives throughout North America. We also recently entered into a long-term supply agreement with GE Zenith Controls to source UPS systems from them that we intend to sell along side our CoolAir DC product. Our inability to successfully execute this strategy, and to integrate and manage our existing OEM channel partners, Caterpillar and Eaton Power Quality, and our new manufacturer’s representatives could impede our future growth.

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

Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities or the development of our manufacturing capabilities with our revenue and our cash on hand. We expect that our current cash, including the proceeds of our February 2005 private placement of shares of our common stock, and investments, together with our other available sources of working capital, will be sufficient to fund development and operational activities for at least 12 months. However, unforeseen delays or difficulties in these activities could increase costs and exhaust our resources prior to the full commercialization of our products under development. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

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

Under rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 we were required to furnish a report by our management on our internal control over financial reporting. In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, which assessment was conducted during the fourth quarter of 2004 and the first quarter of 2005 in connection with the preparation of 2004 audited financial statements and our annual report on Form 10-K for 2004, we identified a material weakness in our internal control over financial reporting resulting from the combination of a limited accounting staff and the transitional status of our chief financial officer. This material weakness in our internal control over financial reporting, as described in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2004, as well as any other weaknesses or deficiencies that may exist or hereafter arise or be identified, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weaknesses are not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis.

We determined in the first quarter of 2005 that a material weakness in our internal control over financial reporting as of December 31, 2004 existed. As a part of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, we had considered both the composition and the limited size of our accounting department and their effect on the design of the controls established over our financial reporting process. Also, in December 2004 our chief financial officer announced his resignation to pursue another opportunity, but continued to serve as our chief financial officer on a transitional basis through the completion of certain financial reporting events, including the filing of our Annual Report on Form 10-K. We determined that the combination of a limited staff and the transitional status of our chief financial officer resulted in ineffective oversight and monitoring controls over our year-end financial reporting process. This material weakness was identified primarily because a number of deficiencies in controls and errors were detected by both an external accounting firm we had engaged to assist in assessing and testing our internal controls, and by our independent registered public accounting firm. These errors were detected during the performance and completion of the Section 404 testing during the fourth quarter 2004 and during the course of the annual audit (from January 2005 through early March 2005). While it was determined that, individually and collectively, these errors were not material, and in all cases our financial statements were corrected during the completion of our 2004 audit in February and early March 2005, such that our independent registered public accounting firm expressed an unqualified opinion on our December 31, 2004 financial statements, we concluded that in light of these ineffective controls as of December 31, 2004, there was more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected, and that, therefore, there was a “material weakness” in our internal control over financial reporting as of December 31, 2004.

Since December 31, 2004, we have hired a new chief financial officer, who assumed his office in the first quarter of 2005 following the filing of our Annual Report on Form 10-K. Also, in 2005 we hired additional accounting personnel, including a new controller and an internal auditor and we replaced other accounting personnel. We believe that these steps, when taken together, will provide additional supervision, approval and review of accounting transactions and also provide our chief financial officer with the necessary time to perform oversight and supervisory functions.

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

Our common stock is traded in the NASDAQ National Market. Historically the market price of our common stock has fluctuated significantly. In 2004 the sales price of our common stock ranged from $2.53 to $4.95. During the nine-month period ending September 30, 2005 the sales price of our common stock ranged from $2.44 to $4.49. We expect the market price of our common stock to continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, in addition to our financial performance. Furthermore, stock prices for many companies, including our own, fluctuate widely for reasons that may be unrelated to operating results. Some of the factors that may cause the market price of our stock to fluctuate including the following:

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by $480,000.

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

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 2 – “Risk Factors that May Affect Future Results” above. Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005, ( the end of the period covered by this Quarterly Report on Form 10-Q) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. During the three months ended September 30, 2005 we hired an internal auditor. We believe that this new hire, along with other hires made in 2005 including a new controller, will provide additional supervision, approval and review of accounting transactions and will also provide the CFO with the ability to perform appropriate oversight and supervisory functions. We believe that these actions, taken together with the hiring of a new CFO during the quarter ended March 31, 2005, have corrected the material weakness with respect to our disclosure controls and procedures and internal control over financial reporting that we disclosed at December 31, 2004.

Other than the aforementioned, there was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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

This case seeks a declaratory judgment that we are entitled to coverage under our policy with Greenwich Insurance Company and also alleges breach of contract for Greenwich’s failure to fulfill its contractual obligations under the policy. This case was filed in the Travis County District Court, in Texas state court. An amended petition was filed on September 14, 2004. In the event of any recovery in this action, we would retain an amount equal to our legal expenses related to this Greenwich Insurance litigation. Any additional recovery up to $1.22 million shall next be paid to Mr. Pinkerton as reimbursement for his settlement expense and other costs related to the Magnex lawsuit. Any recovery beyond this amount would be retained by us.

During the course of renewing the Company’s annual Directors and Officer’s Insurance policies in July 2005, we met with Greenwich Insurance Company in an attempt to settle this litigation, but were unsuccessful. Discovery in this case is underway and continuing at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Securities and Exchange Commission on August 7, 2000 declared effective our registration statement on Form S-1 (File No. 333-36946) relating to the initial public offering of our common stock. As of September 30, 2005, we have used all of the net offering proceeds for the purchase of temporary investments, consisting of cash, cash equivalents, and short-term investments used for working capital and general corporate purposes, including financing accounts receivable and capital expenditures made in the ordinary course of business. We also may apply a portion of the proceeds of the offering to acquire businesses, products and technologies, or enter into joint venture arrangements, that are complementary to our business and product offerings; however, at this time we have not identified a specific acquisition or joint venture or allocated a specific amount for this purpose. We also may apply a portion of the proceeds to the payment of cash dividends or for additional stock repurchases or other similar transactions.

We repurchased 2,188 of cancelled unvested shares our equity securities during the third fiscal quarter of 2005. These shares were repurchased at the price originally paid for the shares.

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

ACTIVE POWER, INC.
(Registrant)

October 26, 2005	/s/ JOSEPH F. PINKERTON, III
(Date)	Joseph F. Pinkerton, III
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

October 26, 2005	/s/ JOHN K. PENVER
(Date)	John K. Penver
Vice President of Finance, Chief Financial Officer and Secretary
(Principal Accounting Officer)