Form 10-K
period 2005-12-31
ACTIVE POWER INC
filed 2006-02-27
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-30939

ACTIVE POWER, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2961657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2128 W. Braker Lane, BK 12, Austin, Texas	78758
(Address of principal executive offices)	(Zip Code)

(512) 836-6464

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐             Accelerated filer ☑            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on the last day of registrant’s most recently completed second fiscal quarter, June 30, 2005, as reported on The Nasdaq Stock Market, was approximately $144 million (affiliates being, for these purposes only, directors and executive officers).

As of February 17, 2006, the Registrant had 49,229,296 outstanding shares of Common Stock.

Documents Incorporated by Reference:

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Registrant’s 2006 Annual Meeting of Stockholders.

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

You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the section captioned “Risk Factors” in Item 1A of this report as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements.

ii

PART I

ITEM 1.	Business.

Overview

We design, manufacture and market power quality products that provide the consistent, reliable electric power required by customers during electric utility disturbances. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, cost-effective and non-toxic replacement for the lead-acid batteries used in conventional power quality installations. Our first commercial product was a battery-free DC system (CleanSource® DC) that is used as a bridging energy source in typical power quality installations and is compatible with all major uninterruptible power supply (UPS) brands. Leveraging our expertise in this technology, we have also developed a battery-free UPS system that incorporates our flywheel technology. This system is marketed by us as the CleanSource® UPS. It is also marketed by Caterpillar Inc., the leading maker of engine generators for the power reliability market, under the Caterpillar brand name “Cat® UPS”. Between 2003 and 2005, we broadened our product offerings and expanded our available markets by developing additional flywheel UPS systems to address customer needs at both higher and lower power levels. Our family of battery-free UPS products range from 65 kVA – 1200 kVA. By paralleling our megawatt-class UPS (1000 kVA through 1200 kVA) systems together, we currently provide 2400 kVA UPS systems and are able to provide up to a 3600 kVA battery-free UPS system to customers. In addition, we also provide customers with continuous power systems (CPS), which are comprised of our UPS systems, third party ancillary equipment such as engine generators and transfer switches, and installation and start-up services.

During 2004 and 2005 we developed a battery-free extended runtime technology (one that provides backup power from minutes to hours depending on the application) that utilizes thermal and compressed air storage (“TACAS”). Our first product based on this TACAS technology is being marketed as CoolAir DC. CoolAir DC is initially targeted at lower power levels than our flywheel products, and is sold as a minute-for-minute replacement for lead-acid batteries. In December 2004, we shipped the first evaluation unit of this extended runtime product that is based on the TACAS technology. We shipped additional evaluation units throughout 2005 and formally launched this product for commercial sale in the fourth quarter of 2005. We recorded our first sale of a CoolAir DC in December 2005, and will begin commercial production in 2006. In addition, where customers desire a complete backup solution with an extended runtime, we have introduced the CoolAir UPS that couples our CoolAir DC product with a third party double-conversion UPS. We entered into a supply arrangement with a division of General Electric in 2005 to provide us with the UPS component of this product offering.

Our products are sold for use in the facilities of companies across many different industries that all share a critical need for reliable, high-quality power, such as broadcasters, hospitals, credit card processing centers, semiconductor manufacturers, pharmaceutical manufacturers, plastics manufacturers, datacenters and electric utilities. Sales have been spread across many different countries from many regions of the world. Our primary markets are currently North America and Europe, Middle East and Africa (EMEA).

We also provide installation, start-up and repair services for our products under contracts with our customers.

We were founded as a Texas corporation in 1992. We began our efforts to develop a flywheel energy storage product for the power quality market in 1996 and subsequently changed our name from Magnetic Bearing Technologies, Inc. to Active Power, Inc. We re-incorporated in Delaware in 2000.

Industry Background

Power Requirements

The worldwide demand for high quality electricity continues to increase each year, driven in large part by growth in the use of computers and machinery which are making our world more automated, productive and efficient. The demand for high quality electricity exists across many industries and businesses, ranging from digital broadcasting stations to plastic extrusion facilities to datacenters.

As this trend proliferates, the dependence on high quality and reliable power becomes paramount. However, despite this dramatic need for reliable power, the distribution system used to provide it has not improved. The power delivered over the electric utility grid today is subject to power disturbances, such as voltage sags and surges, and power outages. According to Lawrence Berkeley National Laboratory in a report prepared for the Department of Energy (November 2003), generally the longer the power outage, the greater the cost of the outage. However, their results do reveal an interesting deviation from the trend. For a one to two second outage in the commercial and industrial sectors, the cost per outage event of $23,097 is significantly higher than events on either side of the duration curve (i.e., voltage sag costs $15,601 per event while a one minute outage costs $12,944 per event). While 98% of power quality events are shorter than 15 seconds, the majority of them last less than two seconds, thus they can have significant financial and operational effects on companies requiring continual power. Leaving microprocessor-based commercial and industrial process machinery unprotected from these brief disturbances or fluctuations can have significant and negative effects on the commercial and industrial segments by damaging sensitive machinery or causing microprocessor-based equipment to become inoperable for lengthy periods of time and result in lost data or production

In a follow on report for the Department of Energy by Lawrence Berkeley National Laboratories (September 2004), their findings suggest that the total annual costs of power interruptions can range from $30 billion to more than $130 billion. 98% of these costs are borne by the industrial and commercial markets. These costs tend to be driven by the frequency of events rather than the duration of events, thus momentary interruptions account for two thirds of the overall cost of power interruptions. As the use of power-sensitive equipment grows, preventing downtime due to power-related problems will become even more important.

Electric utilities are dependent on the electric utility grid for transmission and distribution of electric power. The electric utility grid is unable to provide high quality, uninterrupted power due in large part to accidents, animal activity, being exposed to severe weather and other external events. While substantial upgrades and other investments could improve overall utility grid reliability, the level of power quality required for these sophisticated electronic applications is difficult to achieve without local uninterrupted power protection close to the point of use.

The electrical power grid produces and delivers three-phase electrical power to its customers. Industrial users consume this three-phase power directly to energize their high power equipment. Most residential and some commercial users require much lower power levels and often use electricity with one phase that is derived from the three-phase grid. This is called single-phase power. The UPS industry serves both single and three-phase customers.

Power Quality Systems: Uninterruptible Power Supplies and Continuous Power Systems

There are a variety of solutions that attempt to overcome the deficiencies of power delivered by the electric utility grid. Conventional power quality systems have been constructed from an array of devices, including batteries for short-term power disturbances, engine generators (“gensets”) for longer-term outages, and electronics to control the two. Power electronics that continuously monitor and adjust, thereby smoothing out and maintaining frequency, are referred to as an uninterruptible power supply, or UPS. A UPS coupled with a short-term (seconds to minutes) energy storage device and a genset to protect against longer-term outages (minutes to hours or days) is referred to as a continuous power system, or CPS.

A UPS protects sensitive systems from sags, surges and other temporary interruptions in utility-supplied power. A UPS consists of solid-state switches and electronics that are connected to both the electric utility grid and a short-term backup power source, typically lead-acid batteries. The UPS electronics monitor the power from the electric utility grid. If the UPS determines that the power being supplied from the grid is unacceptable or that insufficient power is being supplied, it will draw power from the backup power source to ensure uninterrupted quality power. These conventional backup power sources typically provide 5 to 15 minutes of backup power before the batteries are depleted.

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

The following diagrams depict a conventional UPS and CPS:

Limitations of Conventional UPS and CPS

Conventional battery-based UPS and CPS devices have evolved out of a makeshift combination of diesel engines, generators, lead-acid based batteries and UPS electronics. We believe that this patchwork approach to UPS and CPS has resulted in systems that are less efficient, less reliable and more expensive than necessary. The lead-acid batteries that provide “ride-through,” or short-term backup power, for the UPS and CPS, are the most unreliable and most costly element of conventional power quality and reliability solutions. Lead-acid batteries have numerous problems, including:

Reliability

•	Relatively high failure rate—Batteries are deployed in strings (several battery cells connected in series) and have high failure rates due to heat build-up and acid leaks, among other reasons.

•	Limited life based on usage—When batteries are repeatedly used at close to their maximum power output, their power output capacity can rapidly decrease, reducing the batteries’ effectiveness over time.

Cost

•	Frequent replacement required—Regardless of usage, batteries have a limited useful life and must be replaced every 2 to 7 years, depending upon the type of battery, its use, environment and other factors.

•	High maintenance—Batteries must be regularly inspected, generally every three months, to detect problems. Batteries also require periodic testing to determine their power output capacity, which degrades over time.

•	Bulky—Generally, multiple batteries forming banks or strings must be used to support UPS functions. Batteries therefore can consume valuable space which otherwise could be allocated to revenue generating equipment.

•	Temperature sensitivity—Unless cooled and ventilated by costly air conditioning systems, battery life will rapidly degrade.

Environmental

•	Toxicity—Batteries contain toxic materials such as lead and sulfuric acid.

•	Disposal—State and federal environmental regulations governing battery disposal are rigorous and costly.

Active Power’s Products

Rather than adopt conventional approaches to power quality systems, we design new solutions specifically for the 3-phase power quality market which typically use 20kW or more of electrical power. As a result, we believe that we create products that are less expensive, more efficient and more reliable than other power systems presently available. We now offer a complete product portfolio to cover a wide range of power and runtime needs.

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

CleanSource DC can operate in conjunction with or can replace battery strings used in UPS and CPS systems. It can also replace the batteries now used with fuel cells and microturbines to meet peak power demands. This system is available in a variety of delivered power ratings up to 500 kW per flywheel system. We also can configure the units in parallel to meet higher power requirements. CleanSource DC has been designed for much longer service intervals and more extreme operating environments than typical lead-acid battery installations. Our first CleanSource DC unit has been in continual service since March 1997. Our installed CleanSource DC units have accumulated over 6 million hours of field proven reliability through December 31, 2005. The CleanSource DC comprised approximately 13% of our total revenue during 2005.

CleanSource® UPS

We built on the technological success of CleanSource DC by creating a battery-free UPS, CleanSource UPS, which represents the majority of our current revenues. Instead of a UPS and string of batteries in two separate cabinets, we have integrated the UPS electronics and our flywheel energy storage system into one compact cabinet. Our installed CleanSource UPS units have accumulated over 11 million hours of field operation at December 31, 2005. The CleanSource UPS comprised approximately 69% of our total revenue during 2005.

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

Due to its unique design, CleanSource UPS can be competitively priced versus the installed cost of a conventional battery-based UPS. Due to its high efficiency, small footprint and long service life, we believe that the total cost of ownership of CleanSource UPS, which includes the purchase price, installation, maintenance and energy costs accumulated over a ten year period, is less than half of that of conventional battery-based UPS systems. We designed CleanSource UPS to be compatible with new and installed standby generators, extending their application to use in a CPS. The power range offerings of our CleanSource UPS product line is currently at 65 kVA – 2400 kVA and can be paralleled up to 3600 kVA.

Our megawatt-class CleanSource UPS platform can be deployed in parallel configurations to provide up to a 3600 kVA power quality system. The customers of high power UPS systems demand that they be highly configurable. We believe that the ability to parallel our high power UPS will allow us to address the multi-megawatt market for power quality equipment by offering our customers a large building block, thereby requiring fewer UPS systems, to address their multi-megawatt power quality needs. We installed our first paralleled megawatt-class UPS system in 2005.

CoolAir™ DC

We have developed a battery-free extended runtime technology (one that provides backup power for minutes to hours depending on the application) that utilizes TACAS. While CoolAir DC provides extended runtimes similar to those of batteries, it does so without any of their inherent limitations related to reliability, manageability and maintainability. CoolAir DC utilizes simple mechanical components that combine to produce a predictable and reliable source of DC power that does not degrade over time. In addition, CoolAir DC has the capability to provide backup cooling that has become an important requirement of today’s datacenters because of the ever-increasing power densities. In December 2004, we shipped an evaluation unit of our first extended runtime product that is based on the TACAS technology. We shipped additional evaluation units throughout 2005, and formally launched this product for commercial sale in the fourth quarter of 2005. We recorded our first sale of a CoolAir DC in December 2005, and will begin commercial production during 2006.

The CoolAir DC was developed to meet the needs of segments of the market where customers require minutes to hours of backup power because they typically do not have backup generators. Similarly, this market segment does not typically have their HVAC system on backup power, meaning that during an outage critical equipment is not being cooled, even if it has backup power. Thus, having the CoolAir DC expel cool air during a discharge is of value to these customers by reducing the chance of thermal shutdown and allowing critical equipment to run for a longer duration in the event of an extended power outage. CoolAir DC is flexible in its configuration and can easily extend the runtime by simply adding more compressed air tanks. Applications demanding such extended runtime are, for example, the mid-range UPS market (roughly defined as five to 200 kVA), where 15 minutes of backup power is required to allow the customer a graceful shutdown of its critical equipment The CoolAir DC system is available for a power rating from 32 to 80 kW. In 2006, we plan to electrically parallel CoolAir DC units together in order to provide customers a higher power solution.

CoolAir DC has lower lifecycle costs than batteries due to its projected 20 year lifespan, as well as low maintenance and replacement requirements. In some instances, the initial cost of CoolAir DC may be higher than batteries for a customer. To help mitigate this financial impact on customers, we intend to offer customers a usage or rental option in addition to the ability to purchase. The usage option, in essence, spreads out the payments over an agreed upon term, and offers customers a consistent, predictable cost over time. The CoolAir DC can be sold with a UPS or into existing UPS installations to simply replace lead-acid batteries.

CoolAir™ UPS

To provide the fastest route to market for a complete UPS solution for our customers requiring extended runtime, we have teamed with a division of General Electric Corporation (“GE”) to provide an Active Power-branded UPS, which is marketed as CoolAir UPS. This CoolAir UPS solution leverages the TACAS technology and simply couples the CoolAir DC unit with a GE sourced double-conversion UPS. We can also sell the GE-sourced double conversion UPS directly to customers without the CoolAir DC.

Our Business Strategy

Our goal is to become a leading supplier of battery-free 3-phase power quality and reliability equipment and services. Key elements of our strategy include:

Design and Manufacture Optimal Solutions For Targeted Markets

We design products for specific needs in the 3-phase power markets. Our first products, CleanSource DC and CleanSource UPS, put this principle into practice. With CleanSource DC, we created a flywheel product to meet the specific runtime and power needs of the 3-phase UPS market. In so doing, we overcame the design constraints that had hampered preceding flywheel programs and produced the first commercially viable alternative to lead-acid batteries. We built on the success of CleanSource DC by developing our second product, the CleanSource UPS, to specifically address the market’s growing demand for compact and reliable power protection. We leveraged our market knowledge and our expertise in battery-free energy storage to develop our CoolAir product line to address those markets where customers want minutes to hours of backup power runtime. We intend to continue to identify market needs for the power industry and design products to address those specific needs.

Our state of the art manufacturing facility enables us to fabricate certain components, as well as the assembly, functional testing and quality control of our finished products.

We will continue to optimize our designs for simplicity and low cost. We will continue with cost reductions to ensure a competitively priced solution.

Leverage Our Core Technologies to Develop Next Generation Products

We intend to continue to use our expertise in power electronics and advanced electromechanical technologies, combined with an integrated solutions approach to developing new products, to create innovative products that lower the cost and increase the quality of electric power.

Distribute and Market Our Products and Services Through Multiple Channels

We currently sell our products through multiple channels. We sell our high power CleanSource UPS products and our CleanSource DC products through leading original equipment manufacturer, or OEM, customers, as well as though our own Active Power branded sales channel.

We believe that the OEM sales channel enables us to rapidly introduce our products into established customer and dealer networks and promote the adoption of our innovative technologies. The OEM customers also give our technology credibility and accelerate its acceptance with end-user customers. To date, our most important OEM relationship is with Caterpillar, a worldwide distributor of the CleanSource UPS product line. Additionally, we have consolidated the domestic OEM distribution of our CleanSource DC product with a leading UPS company, Eaton Powerware.

Our Active Power branded sales channel consists of direct sales employees, sales agents and manufacturer’s representatives throughout North America and in several other global regions. This Active Power branded sales and distribution channel has increased our end-user interaction and allowed us to serve regions and customers not covered by our OEM customers. We believe this multiple channel distribution model provides us the broadest market coverage and gives us the best opportunity to efficiently maximize customer awareness and sell our products. We intend to increase our coverage via more manufacturer’s representatives as well as enlarging our direct sales force, both domestically and abroad. Internationally, we rely on our OEM customers such as Caterpillar, Fuji Electric (in Japan) and Vega Power (ASEA E&T) (in Korea) to sell our products. In addition, similar to our domestic strategy we have broadened our market reach by selling directly into countries that are not covered by our OEM customers.

We intend to further support our sales channels by increasing our marketing focus. We believe a structured approach is necessary to create an integrated marketing plan, so that our go-to-market tactics support each channel, for each product, for each geography. We expect greater sales success given more sales tools, more lead generation, and more brand awareness.

We intend to expand our Services business by growing our offerings, expanding our coverage, and by adding Service personnel, both directly and through partnerships. We also believe that increased sales through our Active Power branded sales channel will increase our Services business due to better account control.

Outsource Components to Rapidly Scale Manufacturing

We intend to continue to outsource the manufacturing of a significant number of our non-proprietary hardware and electronics components by maintaining and building on multiple supplier relationships so that we can respond quickly to significant increases in demand. We intend to internally focus on the final assembly and testing of our products, which we anticipate will decrease production cycle times and increase volume production capability.

Aggressively Protect Our Intellectual Property

We seek to aggressively identify and protect our key intellectual property, primarily through the use of patents. We believe that a policy of actively protecting intellectual property is an important component of our strategy to serve as a leading innovator in power quality technology and will provide us with a long-term competitive advantage.

Market Opportunities

A 2004 study by the Lawrence Berkeley National Laboratory estimated that electric power disturbances annually cost the U.S. between $30 and $130 billion. According to industry sources, businesses are spending billions annually on power quality and reliability products in an attempt to prevent these losses. According to a 2004 Frost and Sullivan report, the overall worldwide UPS market exceeds $5 billion. Our existing products, and products currently under development, are targeted at the three phase market covering 20 kVA and higher, estimated to make up nearly half of the $5.0 billion total. We believe that our products are superior alternatives or improvements to conventional UPS and CPS products and should be able to penetrate this segment of the power quality industry. To capture more of the UPS market during 2005, we expanded our product line by adding products that focus on the lower power segments of the market with longer runtime options. With our current product portfolio, we intend to focus on the following opportunities:

Industrial. A 2004 Lawrence Berkeley National Laboratory study on U.S. power disruption costs estimated that 26% of the total cost of power disturbances were borne by the industrial sector. Exacerbating this problem, manufacturing organizations are employing increasing levels of automation, especially process and machine control, communications and computerized optimization of material flow. Brief power disturbances result in lost material, lost data and worker and plant down time, and can be very expensive. Industries with the potential to suffer significant loss from power disturbances include semiconductor and pharmaceutical manufacturing, textiles, batch processing and precision machining. Moreover, the environments of many industrial applications can be severe, and our flywheel-based products are much more capable of operating in these conditions than battery-based systems.

Commercial Facilities. In the same Lawrence Berkeley study, the results reveal that 72% of the costs of power disturbances impact the commercial sector. Many commercial facilities such as office buildings, hospitals, broadcast TV and government facilities have a large and growing number of computers or servers. Historically, these businesses and their personal computer networks have been unprotected from power disturbances or have only been spot-protected. A single CleanSource UPS system can protect as few as 200 PCs more cost-effectively than many small PC UPS products.

High Power Installations. With our megawatt-class UPS family of products, we have a competitive product for the mega-watt class UPS market. High power installations are not limited to any one particular industry, but, by way of example, can include semiconductor plants, large hospital or medical complexes, large industrial manufacturing plants, large data centers and airports. Our megawatt-class UPS platform allows us to compete for large system deals where there are fewer competitors. Furthermore, because batteries are typically not as practical in high power installations, customers are more likely to be comfortable with our products because they are already familiar with battery-free alternative technologies such as flywheels and more likely to be using a backup generator.

Extended Run-Time Applications. As we enter into commercial production of CoolAir DC, we will focus on the mid-range 3-phase UPS market. Because this product can provide a minute-for-minute replacement for batteries, our product will be sold to the very same customers that currently buy battery-based UPS systems. Specifically, a large portion of the five to 200 kVA UPS market does not have a backup generator. These customers need five to 15 minutes of runtime from the energy storage system, and can benefit from additional cooling as HVAC systems typically are not on backup power.

Strategic Relationships

Caterpillar – UPS Distributor

In 1999 we established a strategic relationship with Caterpillar, pursuant to which we granted Caterpillar the worldwide right to distribute many of our CleanSource UPS products under the “Cat UPS” brand name. Caterpillar is a market leader in new genset sales and has the largest installed base of existing standby generators in the world. By offering the Cat UPS with a standby genset, Caterpillar can transform a standby power system into a CPS. The combined solution reduces maintenance costs and increases reliability relative to traditional CPS products. Moreover, because Caterpillar’s product line now includes both a UPS and a genset, Caterpillar is now selling, installing and servicing a complete CPS under a single brand name. We believe that this total solution gives both Caterpillar and Active Power a significant competitive advantage in the power quality market.

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

Distribution Agreement. We also have a distribution agreement with Caterpillar. During 2005, 2004, and 2003, we received approximately 42%, 54% and 60%, respectively, of our product revenue from Caterpillar and its dealer network under this agreement. The principal provisions of this agreement are summarized below:

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

Under our existing agreement, Caterpillar may continue to distribute Cat UPS until January 1, 2007. At such time the agreement will continue for additional six-month periods unless either party provides to the other, within ninety days of the end of a period, written notice of its decision not to renew the distribution agreement. The agreement may also be terminated by Caterpillar if we fail to cure any material breach by us, if the Cat UPS we manufacture consistently and materially fails to meet our published specifications, or if we substantially and continuously fail to meet agreed shipment dates for products ordered by Caterpillar. Finally, either party may terminate the agreement in the event of a change in control of the other. To date, sales by Caterpillar have been well short of the contractual minimums necessary for Caterpillar to retain semi-exclusivity; however, we have continued to work with Caterpillar as our primary UPS OEM customer and have not sold the UPS to any of Caterpillar’s identified competitors.

CleanSource DC Distributors

Eaton Powerware. In addition to our direct distribution of the CleanSource DC products, we also sell these products through OEM customers domestically and abroad. Eaton Powerware is a global leader in power systems technology and has a broad range of UPS products and services available worldwide. Eaton Powerware sells and services the CleanSource DC product with its uninterruptible power systems, delivering a battery-free power solution. Eaton Powerware has a well established sales and service network that allows it to provide an effective sales channel and quality service to our end-users around the world.

GE Consumer and Industrial (formerly GE Digital Energy). We have a purchase agreement with a division of General Electric responsible for power quality equipment. GE has the non-exclusive right to purchase and sell our CleanSource DC products. Sales of our products through this channel were negligible in 2005; however, we are anticipating additional sales of our CleanSource DC products through this channel in 2006.

In addition to Eaton Powerware and GE, we have distribution agreements with other OEM customers that seek to address other geographical areas (e.g., Japan and The Republic of South Korea). To date, however, none of these distributors have generated significant revenue for us.

Sourcing Agreement

During 2005, GE Zenith Controls and Active Power entered into a long term supply agreement for uninterruptible power supplies and related accessories. This agreement allows us to buy and resell GE’s 60 Hz double-conversion UPS line in North America. Our current plan is to sell these GE UPS systems along side our CoolAir DC product through our direct and manufacturer’s representative sales channels.

Sales, Marketing and Support

Sales and Marketing

For the last several years our sales activity was focused principally on training and supporting our OEM customers. Since 2000 we have hosted numerous Caterpillar dealers and Eaton Powerware sales representatives to promote awareness of our UPS and DC products and to demonstrate the capabilities and market opportunities of these products. We further implemented several programs aimed at increasing OEM engagement and focusing on selling our products. We also conduct regular intensive sales programs in conjunction with our OEM customers throughout the United States and in Europe. These sales programs were used to increase product awareness and to generate sales leads for the OEM customer.

We continued to expand our distribution channels throughout 2005, which has increased product acceptance and helped us build upon the success of our established OEM channels. We complement our OEM channels by using manufacturer’s representatives, direct sales employees and sales agents for certain products and geographic regions to increase our market coverage. In addition, we are also growing our direct sales force, who are geographically dispersed to not only assist our channel partners in their sales efforts, but also to focus on national accounts.

Our marketing efforts focus on developing and sustaining key relationships with our channel partners, participating in trade shows to promote and launch our products, and training the salespeople employed by our channel partners. We also work with OEM partners on promotional activities such as advertising development, direct mail and seminar strategies. We use our marketing resources to stimulate end-user sales through trade press articles, participation in industry conferences and limited direct mail to specific power quality customers. In 2005 we increased our marketing efforts in support of our manufacturer’s representatives and more actively promoted our Active Power branded products through trade show and conference appearances.

Service and Support

Similar to our sales and marketing activities, 2005 focused on educating and training our OEM customers on the service and maintenance of our products. We believe their engagement will reduce the need for a large internal support organization by enabling our OEMs to provide installation, service and primary support to their customers. We also trained personnel from third party service organizations, who provide service support for our Active Power branded channel in areas where it is impractical or inefficient to staff with an Active Power employee. The training programs are hosted at our Austin, Texas location where we have a sophisticated training facility, and where the service people can get hands on experience working on our products. All of our OEM customers must be certified by Active Power in order to service our products.

In 2006 we anticipate that our service organization will become more focused on generating revenue through the sale of Active Power service contracts. Our OEM customers sell service contracts for our products that they sell and, therefore, our service department has historically focused on training those OEM customers. As the Active Power branded channel continues to grow, we anticipate that we will increase our service revenue. We believe that in 2006 our service organization will continue its shift in focus from OEM support to revenue generation.

Our Customers

Up to 2003 our primary customers were OEMs. Our most significant OEM customer has been and continues to be Caterpillar, which distributes CleanSource UPS under its own brand name.

During 2004 and 2005 we continued to make progress with our Active Power branded sales channel by selling CleanSource UPS and DC products directly and through manufacturer’s representatives throughout North America and in several other global regions. This sales and distribution channel has increased our end-user interaction and allowed us to respond to customer needs more quickly. Our Active Power branded sales channel contributed 49% of our revenues during 2005, as compared to 40% in 2004 and 25% in 2003. We believe this multiple channel distribution model provides us the broadest market coverage and gives us the best opportunity to maximize customer awareness and sell our products. We intend to continue to evaluate selected development and distribution partnerships to develop and distribute our products into selected markets in order to achieve broad market penetration.

End use industries for our products include airports, plastics manufacturers, hospitals, paper products manufacturers, credit card processors, advanced datacenters, broadcasters, semiconductor manufacturers, pharmaceutical manufacturers, casinos and electric utilities. We see this broad industry application continuing through 2006, as we believe that our products address the power quality requirements of a wide range of industries. We further believe that the

CoolAir DC will provide us additional inroads into these, as well as other, markets, such as the small to mid-sized datacenter market.

During 2005, 2004 and 2003, Caterpillar and its dealer network accounted for 42%, 54% and 60%, respectively, of our total revenue. One other customer, to whom we sold directly, located in Africa accounted for 10%, 26% and 4% of revenue in 2005, 2004 and 2003, respectively. No other customer accounted for more than 10% of our revenue during 2005, 2004 and 2003. Due to our distribution agreement with Caterpillar, we anticipate that revenue from Caterpillar will continue to comprise the largest single percentage of our revenue from any customer in 2006.

Technology

Flywheel Energy Storage System

Our patented flywheel energy storage system stores kinetic energy — energy produced by motion — by constantly spinning a compact rotor in a low-friction environment. When the user requires short-term backup power — i.e., when the electric power used to spin the flywheel fluctuates or is lost — the wheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity for short periods. We believe that, relative to other energy storage alternatives, our system provides high quality, reliable power at an effective cost.

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

Rather than rely on the flywheel concepts developed for other applications, we focused our development efforts on providing products that meet the specific needs of the power quality and reliability market. Users requiring backup power products want products that can deliver high quality, reliable power at an effective cost. As a result of these needs, we developed a flywheel system that operates at significantly lower speeds, under 8,000 rotations per minute. These speeds are comparable to those of automobile engines and industrial machinery. This lower flywheel speed has allowed us to develop a lower cost design by using an inexpensive bearing system and conventional steel in place of expensive composite materials.

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

The CleanSource Flywheel Products

Our unique flywheel energy storage system device is being used in our CleanSource DC and CleanSource UPS products. The CleanSource UPS design takes advantage of the many component similarities between the CleanSource DC and a traditional UPS system. The UPS electronics we use in the CleanSource UPS product line are the latest in power semiconductor devices, which use highly reliable and efficient insulated gate bipolar transistors. This results in an efficient, highly responsive power conditioning system that can protect sensitive customer power requirements from even the briefest of electric power anomalies. Tightly integrating these power electronics with our flywheel energy storage system results in an efficient and compact UPS system.

Our megawatt-class CleanSource UPS offering uses a separate power electronics platform than the CleanSource UPS systems in the 65 kVA– 900 kVA power ranges. With its compact and efficient design, our megawatt-class product gives us a significant competitive advantage in the high power UPS market, which is currently served by only a few battery-free companies. We also have the ability to place multiple megawatt-class UPS systems together in parallel, as evidenced by creating a 2400/2000 kVA UPS. This high power building block allows us to more effectively compete for very large high power installations where only a few competitors exist.

The CoolAir Thermal and Compressed Air Storage Products

In September 2004 we launched a new battery-free technology that utilizes TACAS to provide backup power for an extended runtime (minutes to hours, depending on the application). Our first product based on this TACAS technology platform is being marketed as CoolAir DC.

The CoolAir DC stores compressed air energy (in standard air cylinders) and thermal energy in a thermal storage material. During standby operation (when utility power is present), breathable air is compressed into the cylinders and some electricity is used to keep the thermal storage material heated using basic heating elements. In the event of a power disturbance, a valve is opened releasing the compressed air, which is routed through the thermal storage unit to gain energy. This heated air is then applied to an air turbine that spins at high speeds and turns an alternator, which generates power that is used to support the critical load. Depending on the application, this product provides backup power for minutes to hours. When utility power is restored, the CoolAir DC can electrically recharge by using some electricity to compress air back into the cylinders and to re-heat the thermal storage material. In December 2004, we began shipping evaluation units and have continued to ship evaluation units throughout 2005. We recorded our first sale in December 2005, and will begin commercial production during the first quarter of 2006.

To provide the fastest route to market for a complete UPS solution for our customers requiring extended runtime, we have teamed with GE to provide an Active Power-branded UPS that is marketed as CoolAir UPS. This CoolAir UPS solution leverages the TACAS technology and simply couples the CoolAir DC unit with a GE sourced double-conversion UPS. .

Research and Development

We believe that our research and development efforts are essential to our ability to successfully deliver innovative products that address the needs of our customers as the market for power quality products evolves. Our research and development team works closely with our marketing and sales team and OEMs to define product requirements to address the specific needs of the power quality market. Our research and development expenses were $11.2 million, $9.8 million and $9.1 million in 2005, 2004 and 2003, respectively. We anticipate that our research and development expenditures will decrease from 2005 levels and decrease as a percentage of sales in the future, which is consistent with our strategy to focus on the 3-phase environment for which a core platform now exists. At December 31, 2005, our research, development and engineering team consisted of 47 engineers and technicians.

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

During 2001 our manufacturing facility was expanded to support projected sales volume; however, due to an economic downturn and lower revenue levels than previously projected, much of that capacity is currently underutilized. In the future, we will consider leveraging our excess capacity and expertise by manufacturing and/or testing third party power equipment. We believe that our current workforce, facilities and inventory levels will be sufficient to handle our near term sales demand. Over time we will need to hire additional manufacturing personnel to address anticipated sales volume increases.

Proprietary Rights

We rely on a combination of patents and trademarks, as well as confidentiality agreements and other contractual restrictions with employees and third parties, to establish and protect our proprietary rights. We have filed dozens of patent applications before the United States Patent and Trademark Office, of which 39 have been issued as patents. Additionally, we have made a concerted effort to obtain patent protection abroad for our technology by continuing to file patent applications in Europe and Asia. Our patent strategy is critical for preserving our rights in and to the intellectual property embodied in our CleanSource and CoolAir product lines, as well as in newer technologies. As a manufactured, tangible device that is sold rather than licensed, our products do not qualify for copyright or trade secret protection. To enforce our ownership of such technology, we principally rely on the protection obtained through the patents we own, as well as state unfair competition laws. We intend to aggressively protect our patents, which would include bringing legal actions if we deem it advisable.

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

Our CleanSource DC product competes with makers of lead-acid batteries and organizations developing battery-free technologies for UPS applications. Lead-acid batteries comprise the majority of DC energy storage sales for UPS applications. Among the manufacturers of battery-free products, Piller currently offers a flywheel energy storage system that competes with the CleanSource DC at the higher power levels. However, the Piller flywheel is only available with Piller’s proprietary UPS system. In addition, Pentadyne, has recently begun offering a DC flywheel energy storage system. In the 500 kW and lower power range, we believe that we have a substantial majority of the installed base of flywheel products. In the overall flywheel market, we believe that Piller and we each have approximately half of the installed flywheel units. Examples of other technologies potentially competitive with CleanSource DC include high-speed composite flywheels, ultra capacitors and superconducting magnetic energy storage. To date, however, we believe that none of these technologies has achieved a sufficient presence in our market to be considered a competitor.

The CleanSource UPS competes primarily with battery-based UPS manufacturers such as Eaton Powerware, Liebert and MGE UPS Systems, of which Eaton Powerware is also a CleanSource DC distributor. In addition, the CleanSource UPS competes with battery-free systems from Piller, Hitec and KS Techniques (previously EuroDiesel). The successful market penetration of the CleanSource UPS depends on two factors. First, our ability to compete with existing double-conversion, battery-based UPS systems. Second, is the acceptance of the CleanSource UPS in industrial applications where batteries are not an option due to the harsh environments. Our current product has a shorter runtime than the battery-based systems

(typically 20 to 30 seconds as compared to 5-15 minutes) and also a greater up-front installed cost in some power ranges. However, the CleanSource UPS offers a lower life-cycle cost, higher efficiency, broader power range, higher operating temperature than batteries, and a more compact footprint that allows us to compete successfully with these alternatives.

With the megawatt-class CleanSource UPS we are competing with the same group of competitors mentioned above. However, this megawatt class UPS market currently comprises the largest percentage of battery-free UPS systems in the UPS market. We believe the broader market acceptance of battery-free technologies in this power range should strengthen our competitive position and increase our potential market penetration.

CoolAir DC will primarily compete against battery cabinet offerings for 20-100 kVA 3-phase UPS’s provided by suppliers such as Eaton Powerware, Liebert, American Power Conversion and MGE UPS Systems. From our primary research, approximately 70% of customers within this 3-phase UPS market do not have a generator and hence they do require extended runtimes of the order of 5 - 30 minutes. To our knowledge, there are no commercially available battery-free extended runtime products within this market space. CoolAir DC, based on TACAS technology, provides extended runtimes similar to batteries, without any of their inherent limitations related to reliability, manageability and maintainability. In addition, CoolAir DC has the capability to provide back-up cooling that has become an important requirement of today’s datacenters because of the ever-increasing power densities. Our ability to compete with the CoolAir DC product will primarily depend on the speed of acceptance of this new technology in the small to medium business segment.

CoolAir UPS is a 20 - 100 kVA double conversion UPS solution (that we intend to electrically parallel up to 1 MVA) that utilizes the TACAS technology for energy storage. With the CoolAir UPS, we will compete against overall battery-based UPS solutions provided by the same group of competitors as mentioned above. In addition to all energy storage benefits of the TACAS technology listed above, CoolAir UPS also provides benefits such as tighter voltage regulation and better transient response that leads to much improved output power quality relative to competitor’s UPS products. Our ability to succeed within this space is also strongly dependent on the acceptance of the solution within the channel. A differentiated offering and a strong value proposition for customers has allowed us to sign various top power quality manufacturer representatives to carry CoolAir UPS as their primary UPS offering. This channel now provides significant coverage for the CoolAir UPS throughout United States.

Employees

At December 31, 2005, we had 164 employees, with 47 engaged in research and development, 58 in manufacturing, sourcing and service, 38 in sales and marketing, and 21 in administration, information technology and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Where You Can Find Other Information

We file annual, quarterly, current and other reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov.

We maintain an Internet site, the address of which is www.activepower.com. We make available free of charge through this site, under the heading “Financial Reports” our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 1A.	Risk Factors

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

We have incurred operating losses since our inception and expect to continue to incur losses for at least the next several quarters. As of December 31, 2005, we had an accumulated deficit of $180.7 million. To date, we have funded our operations principally through the public and private sale of our stock, product revenue and $10.0 million in development funding from Caterpillar. We will need to generate significant additional revenue in order to achieve profitability, and we cannot assure you that we will ever realize such revenue levels. We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our product revenue after costs, and, as a result, we expect to continue to incur losses for the next several quarters.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenue and may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

We have generated a total of $80.4 million in product revenue since January 1, 1998, with $5.2 million generated in the three months ended December 31, 2005. We are uncertain whether our products will achieve market acceptance such that our revenue will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses, particularly rent and salaries, are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses, if desired, in a timely manner to offset any revenue shortfall. If our revenue does not increase as anticipated, we will continue to incur significant losses. As a result of the foregoing, we cannot assure you that our revenues will grow or remain stable in future periods or that we will become profitable. In addition, in some future quarters, our financial results may be below the expectations of public market analysts or investors. In such event, the market price of our common stock would likely fall.

Our financial results may vary significantly from quarter to quarter.

Our product revenue, operating expenses and quarterly operating results have varied in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. As a result you should not rely on our operating results during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. These factors include, among others:

•	timing of orders from our customers and the possibility that customers may change their order requirements with little or no notice to us;

•	rate of adoption of our flywheel-based energy storage system or our thermal and compressed air system as alternatives to lead-acid batteries;

•	ongoing need for short-term power outage protection in traditional UPS systems;

•	deferral of customer orders in anticipation of new products from us or other providers of power quality systems;

•	timing of deferred revenue components associated with large orders;

•	new product releases, licensing or pricing decisions by our competitors;

•	commodity and raw material component prices;

•	lack of order backlog;

•	loss of a significant customer or distributor;

•	impact of changes to our product distribution strategy and pricing policies;

•	changes in the mix of domestic and international sales;

•	rate of growth of the markets for our products; and

•	other risks described below.

We derive a significant portion of our revenue from relatively few large transactions. The sales cycle for these large transactions tend to be longer than the sales cycle on smaller orders. The longer sales cycle for large transactions makes it difficult to predict the quarter in which these sales will occur. Accordingly, our operating results may fluctuate from quarter to quarter based on the existence and timing of larger transactions. A reduction in the number of large transactions, or a delay in closing of such a sales transaction could materially impact our revenue in a particular period.

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

Significant portions of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenue. Therefore, if our revenue is below our expectations, our operating results are likely to be adversely and disproportionately affected. In addition, we may change our prices, modify our distribution strategy and policies, accelerate our investment in research and development, sales or marketing efforts in response to competitive pressures or to pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations. We use forecasted revenue to establish our expense budget. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, any shortfall in revenue may result in significant losses.

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations.

The percentage of our product revenue derived from customers located outside of the United States was 45%, 50% and 48% in 2005, 2004 and 2003, respectively. Our international operations are subject to a number of risks, including:

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

To date, the majority of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering our products less competitive. As we increase direct sales in foreign markets, we are making more sales that are denominated in other currencies, primarily Euros. Those sales in currencies other than U.S. dollars can result in translation gains and losses. Currently, we do not engage in hedging activities for our international operations. However, we may engage in hedging activities in the future.

We are subject to risks relating to product concentration and lack of revenue diversification.

We derive a substantial portion of our revenue from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products, is therefore, critical to our future success. Our future success will also depend on our ability to reduce our dependence on these few products by developing and introducing to the market new products and product enhancements in a timely manner. Specifically, our ability to capture significant market share depends on our ability to develop and market extensions to our existing UPS product line at higher and lower power range offerings, and on our ability to develop and market our extended runtime products, such as the CoolAir DC. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance, which would substantially impair our revenue, profitability and overall financial prospects. Successful product development and market acceptance of our existing and future products depend on a number of factors including:

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

We must expand our distribution channels and manage our existing and new product distribution relationships to continue to grow our business.

The future growth of our business will depend in part on our ability to expand our existing relationships with distributors, to identify and develop additional channels for the distribution and sale of our products and to manage these relationships. As part of our growth strategy, we may expand our relationships with distributors and develop relationships with new distributors, such as we did in the third quarter of 2005 with Numeric Power Systems Ltd in India. We will also look to identify and develop new relationships with additional parties that could serve as an outlet for our products, including CoolAir DC. For example, during 2005 we broadened our sales and distribution channel by offering our products through 27 manufacturer’s representatives throughout North America. We also recently entered into a long-term supply agreement with GE Zenith Controls to source UPS systems from them that we intend to sell along side our CoolAir DC product. Our inability to successfully execute this strategy, and to integrate and manage our existing OEM channel partners, Caterpillar and Eaton Powerware, and our new manufacturer’s representatives could impede our future growth.

We must continue to hire and retain skilled personnel.

We believe our future success will depend in large part upon our ability to attract, motivate and retain highly skilled managerial, engineering and sales and marketing personnel. There is a limited supply of skilled employees in the power quality marketplace. A decline in our stock price can result in a substantial number of “underwater” stock options, whereby the exercise price of the option is greater than the current market value of our common stock. As a result, the financial attractiveness of the stock options is substantially diminished, which may cause certain of our employees to seek employment elsewhere as a result of this decreased financial incentive, or impair our ability to recruit new employees. Our efforts to attract and retain highly skilled employees could be harmed by our past or any future workforce reductions. Our failure to attract and retain the highly trained technical personnel who are essential to our product development, marketing, sales, service and support teams may limit the rate at which we can develop new products or generate revenue. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace departing employees, our operations and new product development may suffer.

We are significantly dependent on our relationship with Caterpillar, our primary OEM customer. If this relationship is unsuccessful, for whatever reason, our business and financial prospects would likely suffer.

Caterpillar and its dealer network are our primary OEM customer for our flywheel based products. Caterpillar and its dealer network accounted for 42%, 54% and 60% of our revenue, during 2005, 2004 and 2003, respectively. If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the Cat UPS product is not successful or suffers a material change, our business and financial prospects would likely suffer. Pursuant to our distribution agreement with Caterpillar, they are the exclusive OEM distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units. Pursuant to our development agreements Caterpillar has provided us with $10.0 million in funding to support the development of the Cat UPS product line and other development efforts. In exchange for these payments, Caterpillar received co-ownership of the proprietary rights in this product. Either Caterpillar or Active Power may license to others the intellectual property that we jointly own without seeking the consent of the other, and the licensing party will solely retain all licensing revenue generated by licensing this intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. Caterpillar may terminate this agreement at any time by giving us 90 days advance written notice

We have underutilized manufacturing capacity and have no experience manufacturing our products in large quantities.

In 2001, we completed and equipped a 127,000 square foot facility used for manufacturing and testing of our three-phase product line, including our DC and UPS products. To be financially successful, and to fully utilize the capacity of this facility and allocate its associated overhead, we must achieve significantly higher sales volumes. We must accomplish this while also preserving the quality levels we achieved when manufacturing these products in more limited quantities. To date, we have not been successful at increasing our sales volume to a level that fully utilizes the capacity of the facility and we may never increase our sales volume to necessary levels. We intend to manufacture and test our CoolAir DC product in this facility, which will help increase the utilization of our facility. If we do not reach these necessary sales volume levels, or if we cannot sell our products at our suggested prices, our ability to reach profitability will be materially limited.

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

The market perception of our products and related acceptance of the products is highly dependent upon the quality and reliability of the products that we build. Any quality problems attributable to the CleanSource DC, CleanSource UPS or CoolAir DC product lines may substantially impair our revenue prospects. Moreover, quality problems for our product lines could cause us to delay or cease shipments of products or have to recall or field upgrade products, thus adversely affecting our ability to meet revenue or cost targets. In addition, while we seek to limit our liability as a result of product failure or defects through warranty and other limitations, if one of our products fails, a customer could suffer a significant loss and seek to hold us responsible for that loss.

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

To assure the availability of our products to our customers, we outsource the manufacturing of selected components prior to the receipt of purchase orders from customers based on their forecasts of their product needs and internal product sales revenue forecasts. However, these forecasts do not represent binding purchase commitments from our customers. We do not recognize revenue for such products until the product is shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. As demand for our products may not materialize, this product delivery method subjects us to increased risks of high inventory carrying costs, obsolescence and excess, and may increase our operating costs. In addition, we may from time to time make design changes to our products, which could lead to obsolescence of inventory.

We face significant competition from other companies.

The markets for power quality and power reliability are intensely competitive. There are many companies engaged in all areas of traditional and alternative UPS and backup systems in the United States and abroad, including, among others, major electric and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. There are many companies that are developing flywheel-based energy storage systems and flywheel-based power quality systems. We may face future competition from companies that are developing other types of emerging power technologies, such as high-speed composite flywheels, ultra capacitors and superconducting magnetic energy storage.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, broader name and brand recognition and a larger installed base of customers. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, some of our current and potential competitors have established supplier or joint development relationships with our current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing products from us or to persuade them to replace our products with their products. Increased competition could decrease our prices, reduce our sales, lower our margins, or decrease our market share. These and other competitive pressures could prevent us from competing successfully against current or future competitors and could materially harm our business.

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

Any potential intellectual property litigation also could force us to take specific actions, including:

•	cease selling our products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology or trademark, which license may not be available on reasonable terms, or at all;

•	redesign those products that use infringing intellectual property or cease to use an infringing trademark; or

•	cease to use an infringing trademark.

We may require substantial additional funds in the future to finance our product development and commercialization plans.

Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities, marketing activities or the development of our manufacturing capabilities with our revenue and our cash on hand. We expect that our current cash, including the proceeds of our February 2005 private placement of shares of our common stock, and investments, together with our other available sources of working capital, will be sufficient to fund corporate cash requirements for at least twelve months. However, unforeseen delays or difficulties in these activities could increase costs and exhaust our resources prior to the full commercialization of our products under development. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

We have anti-takeover provisions that could discourage, delay or prevent our acquisition.

Provisions of our certificate of incorporation and bylaws could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable. Additionally, in December 2001 our board of directors approved a stockholder rights plan, which would require a potential acquiror to negotiate directly with our board of directors regarding any planned acquisition. We also are subject to the anti-takeover laws of the State of Delaware, which may further discourage, delay or prevent someone from acquiring or merging with us. In addition, our agreement with Caterpillar for the distribution of CleanSource UPS provides that Caterpillar may terminate the agreement in the event we are acquired or undergo a change in control. The possible loss of our most significant customer could be a significant deterrent to possible acquirers and may substantially limit the number of possible acquirers. All of these factors may decrease the likelihood that we would be acquired, which may depress the market price of our common stock.

Volatility in our stock price could result in claims against us.

Historically the market price of our common stock has fluctuated significantly. In 2005 the sales price of our common stock ranged from $2.39 to $4.66. In addition to those risks described earlier in this section, the market price of our common stock can be expected to fluctuate significantly in response to numerous other factors, many of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•	changes in market valuations of other technology companies, particularly those that sell products used in power quality systems;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for flywheel energy storage systems;

•	the loss of one or more key OEM customers;

•	inability to successfully expand our distribution channels;

•	departures of key personnel; and

•	changing external capital market conditions.

ITEM 1B.	Unresolved Staff Comments.

None

ITEM 2.	Properties.

As of December 31, 2005, our corporate headquarters facility, which houses our administrative, information systems, marketing, manufacturing, sales and service and support groups, consists of approximately 127,000 square feet in Austin, Texas. We lease our corporate headquarters facility pursuant to a lease agreement that expires in December 2007, with options to extend through 2011. Our engineering facility of approximately 19,600 square feet is also located in Austin, Texas pursuant to a lease agreement that expires in March 2007.

In addition to these properties, we lease facilities totaling 14,170 square feet in Algeria and Switzerland for sales and service activities.

ITEM 3.	Legal Proceedings.

Active Power, Inc., et al. v. Greenwich Insurance Company

Between March 2002 and October 2004, Active Power and Joseph Pinkerton, our Chairman and Chief Executive Officer, were parties to a lawsuit with Magnex Corporation and other plaintiffs alleging breach of a joint venture agreement, misappropriation of trade secrets and other torts. This litigation was settled in October 2004 with the Company paying $5.08 million in settlement that was recorded as an expense in 2004. The plaintiffs dismissed their claims and provided a covenant not to sue the defendants in the future. The plaintiffs further agreed to transfer, assign and otherwise release to the defendants all rights to certain technology involved in the lawsuit,

On July 16, 2004 we filed a lawsuit against Greenwich Insurance Company seeking coverage under an insurance policy providing for management liability and company reimbursement coverage for certain of our and our CEO, Joe Pinkerton’s, expenses and damages related to the Magnex litigation described above.

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

During the course of renewing the Company’s annual Directors and Officer’s Insurance policies in July 2005, we met with Greenwich Insurance Company in an attempt to settle this litigation, but were unsuccessful. Discovery in this case is underway and continuing at this time. On February 10, 2006, Greenwich filed a motion for summary judgment. As of February 27, 2006, we have not yet filed a response to this motion.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to the vote of our stockholders during the fourth quarter of 2005.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our registration statement (Registration No. 333-36946) under the Securities Act of 1933 relating to our initial public offering of our common stock became effective on August 6, 2000. Our common stock has traded on The Nasdaq Stock Market under the symbol “ACPW”. Prior to our initial public offering, there had been no public market for our common stock. The following table lists the high and low per share sales prices for our common stock as reported by The Nasdaq Stock Market for the periods indicated:

	High	Low
2005
Fourth Quarter	$4.66	$3.10
Third Quarter	4.39	3.01
Second Quarter	3.59	2.39
First Quarter	4.61	3.01
2004
Fourth Quarter	$4.95	$2.74
Third Quarter	3.36	2.53
Second Quarter	4.19	2.88
First Quarter	4.28	2.79

As of February 17, 2006, there were 49,229,296 shares of our common stock outstanding held by 382 stockholders of record.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

Information called for by Item 5 regarding securities authorized for issuance under our equity compensation plans will be included under the caption “Equity Compensation Plan Information” in our Proxy Statement for the 2006 Annual Meeting of Stockholders, which information is incorporated in this Annual Report by this reference.

In February 2005 we completed the private placement of 5,454,510 shares of our Common Stock at a price of $3.64 per share, for an aggregate offering price of approximately $19.8 million to certain institutional investors. We also offered these investors Additional Investment Rights to purchase 1,636,353 shares of Common Stock (the “Additional Investment Rights”) at an exercise price of $3.64 per share. In connection with this transaction we paid placement agent fees and expenses of approximately $1.1 million. We agreed to register for resale under the Securities Act all the shares issued in this offering as well as the shares issuable upon exercise of the Additional Investment Rights. We filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No.333- 123586) that was declared effective on May 18, 2005. These proceeds were used for general corporate purposes.

We did not repurchase any of our securities during the fourth quarter of fiscal 2005.

ITEM 6.	Selected Financial Data.

The following tables set forth our selected financial data. The results of operations data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 have been derived from the audited financial statements appearing elsewhere in this document. The results of operations data for the year ending December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 have been derived from audited financial statements not appearing in this document. You should read the selected financial data set forth below in conjunction with our financial statements and the notes thereto included in Part IV, Item 15, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this document.

Results of Operations:

	Year ended December 31,
	2005	2004	2003	2002	2001
	(thousands, except per share amounts)
Revenues:
Product and service and spares revenue	$17,788	$15,783	$8,890	$9,469	$21,562
Development contract	—	—	—	4,000	1,000

Total revenue	17,788	15,783	8,890	13,469	22,562
Operating expenses:
Cost of product and service and spares revenue	18,028	18,034	13,948	17,908	28,645
Cost of development contract	—	—	—	3,219	283
Research, development and engineering	11,172	9,845	9,165	11,080	15,960
Selling, general & administrative	13,908	11,581	9,355	10,394	11,808
Litigation settlement expense	—	5,080	—	—	—
Restructuring expenses	—	—	—	1,586	—

Total operating expenses	43,108	44,540	32,468	44,187	56,696

Operating loss	(25,320)	(28,757)	(23,578)	(30,718)	(34,134)
Interest income, net	1,632	1,066	1,791	3,093	6,190
Gain due to change in market value of investment rights	964	—	—	—	—
Other income (expense)	(167)	(89)	84	2	(18)

Net loss	$(22,891)	$(27,780)	$(21,703)	$(27,623)	$(27,962)

Net loss per share, basic & diluted	$(0.48)	$(0.65)	$(0.52)	$(0.67)	$(0.70)
Shares used in computing net loss per share, basic & diluted	48,058	42,471	41,925	41,247	39,781

Balance Sheet Data:

	As of December 31,
	2005	2004	2003	2002	2001
	(thousands)
Cash, cash equivalents and investments	$42,040	$45,675	$72,164	$90,044	$112,105
Total assets	60,365	63,366	90,261	110,773	139,376
Long-term obligations	—	—	—	—	—
Total stockholders’ equity	54,116	58,093	85,060	106,660	139,376

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Level Overview

We design, manufacture and market power quality products that provide the consistent, reliable electric power required by customers during electric utility outages. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, cost-effective and non-toxic replacement for the lead-acid batteries used in conventional power quality installations. Our first commercial product was a battery-free DC flywheel system (CleanSource® DC) that is used as a bridging energy source in typical power quality installations, and is compatible with all major uninterruptible power supply (UPS) brands. Leveraging our expertise in this technology, we developed a battery-free UPS system that incorporates our flywheel technology with a UPS system (CleanSource UPS). The CleanSource UPS is also marketed by Caterpillar Inc. under the brand name, Cat® UPS. Between 2003 and 2005 we broadened our product offering and expanded our available markets by developing additional battery-free UPS systems to address customer needs at both higher and lower power levels. Our family of battery-free UPS products currently ranges from 65 kVA – 1200 kVA. By paralleling our megawatt-class UPS systems together, we currently provide 2400 kVA UPS systems and are able to provide up to 3600 kVA battery-free UPS systems to customers. In addition, we also provide customers with continuous power systems (CPS), which are comprised of our UPS systems, third party ancillary equipment such as engine generators and transfer switches, and installation and start up services.

During 2004 and 2005 we developed a battery-free extended runtime technology (one that provides backup power for minutes to hours depending upon the application) that utilizes thermal and compressed air storage (TACAS). This TACAS technology typically operates at lower power levels than our flywheel products, and is sold as a minute-for-minute DC replacement for lead-acid batteries. This product is being marketed as the CoolAir TM DC. We shipped the first evaluation unit of this extended runtime product in December 2004, and shipped additional evaluation units during 2005 before formally launching this product for commercial sale in the fourth quarter of 2005. We recorded our first sale of CoolAir DC in December 2005, and will begin commercial production of CoolAir DC in 2006. In addition, where customers desire a complete backup solution with an extended runtime, we have introduced the CoolAir UPS that couples our CoolAir DC product with a third party double-conversion UPS. We entered into a supply arrangement with General Electric in 2005 to provide us with the UPS component of this product.

We distribute our products through a variety of channels including OEMs, independent power quality representatives, manufacturer’s representatives, and through direct sales personnel to maximize market coverage and penetration. Our products are sold for use in the facilities of companies across many different industries that all share a critical need for reliable, high-quality power, such as broadcasters, hospitals, credit-card processing centers, semiconductor manufacturers, pharmaceutical manufacturers, plastics manufacturers, datacenters and electric utilities. Sales have been spread across many different countries from all regions of the world. Our primary markets are currently North America and Europe, Middle East and Africa (“EMEA”).

Total revenue in 2005 increased 13% from 2004 due to an increasing market acceptance of our flywheel based products, especially our megawatt-class UPS product line and from a significant increase in sales of our DC product line. We believe revenues will continue to grow in 2006 from new product sales, in particular the megawatt-class UPS, and from additional CPS sales to industrial manufacturers globally. We have also made investments during 2005 in our sales organization to increase our level of direct sales staff, particularly in Europe and Northern Africa and believe that this will contribute to improved sales results in 2006.

We were able to improve our gross profit from -14% in 2004 to -1% in 2005 due largely to higher sales volumes and an increase in direct sales. Direct sales typically generate higher margins for us than sales that are made through our distribution channels. We were able to reduce our operating losses by 12% from 2004. This is primarily due to the absence of litigation expenses that we incurred in 2004, which was offset by higher selling and marketing expenses as we increased our direct sales force, and by higher development expenses as we continued the development of our CoolAir DC product.

Net cash used in operations decreased by $5.3 million or 20% from 2004 due to lower net losses and the absence of litigation-related payments. We have a history of operating losses and have not yet reached profitability. We believe that the success of our new product developments and direct sales efforts will help us to reduce our level of operating losses, however we expect to continue to incur operating losses for the next several quarters. This will continue to consume our cash and investments. During 2005 we completed a private placement of our shares that resulted in net proceeds to the Company of approximately $18.7 million that we used to finance the development of CoolAir and to develop our new market opportunities. Our total cash and investments at December 31, 2005 were $42.0 million compared to $45.7 million at December 31, 2004. We believe that our cash and investments are sufficient to meet our operational needs for at least the next twelve months

Critical Accounting Policies and Estimates

We consider an accounting policy to be critical if:

•	the accounting estimate requires us to make assumptions about matters that are highly uncertain or require the use of judgment at the time we make that estimate; and

•	changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we could have reasonably used instead in the current period, would have a material impact on our financial condition or results of operations.

Management has reviewed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed these disclosures. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in these and other items could still have a material impact upon our financial statements.

Allowance for Doubtful Accounts

Trade receivables are recorded at the stated amount, less an allowance for doubtful accounts. The allowance represents estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to the customer’s potential insolvency. The allowance includes amounts for certain customers where a risk of default has been specifically identified. In addition, the allowance includes a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with certain customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, risks unique to particular geographic regions, historical experience and existing economic conditions. Historically, a large portion of our sales have been made through OEM channels to a few large customers, and so our credit losses have been minimal. As we integrate additional distribution channels into our business and increase our direct sales to more, and smaller customers, the risk of credit loss may increase. In accordance with this policy, our allowance for doubtful accounts was $1.3 million and $135,000 at December 31, 2005 and 2004, respectively.

Inventories

Inventories are priced at the lower of cost (using the first-in first out method) or market. We estimate inventory reserves on a quarterly basis and record reserves for obsolescence or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns and specific identification of items, such as product discontinuance, damaged goods or engineering/material changes.

Accrued Warranty Liability

The estimated warranty liability costs are accrued for each of our products at the time of sale. Our estimates are principally based on assumptions regarding the lifetime warranty costs of each product, including where little or no claims experience may exist. Due to the uncertainty and potential volatility of these estimates, changes in our assumptions could have a material effect on our reported operating results. Our estimate of warranty liability is reevaluated on a quarterly basis. Experience has shown that initial data for a new product can be very volatile due to factors such as product failure rates, material usage and service delivery costs in correcting product failures; therefore our process relies upon long-term historical averages until sufficient data is available. As actual experience becomes available, it is used to modify the historical averages to ensure that the forecast is within the range of likely outcomes. The resulting balances are then compared to current spending rates to ensure that the accruals are adequate to meet expected future obligations.

Revenue Recognition

In general, revenue for product sales is recognized when title has transferred to the customer as stipulated by the delivery terms in a sales contract. In addition, prior to revenue recognition we require persuasive written evidence of the arrangement, a fixed or determinable price, and a determination that collectibility is reasonably assured.

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

Stock-based Compensation

We apply Accounting Principles Board Opinion No. 25, “Accounting for Equity Issued to Employees” and related interpretations in accounting for our stock options. Accordingly, no compensation expense has been recognized for our stock option plans as all options granted under the plan had an exercise price equal to the market price at the time of grant. Net income in each of the years ended December 31, 2005, 2004 and 2003 would have been lower by $3.6 million, $5.4 million and $6.0 million, respectively, if we had applied the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation”. In accordance with the recently issued FAS No. 123R, beginning January 1, 2006 we will begin to record compensation expense in our income statement for the grant-date fair value of awards of equity instruments to employees. We will recognize compensation cost on a prospective basis as allowed by FAS No. 123R. We have used the Black-Scholes option-pricing model to determine our compensation expense for disclosure purposes and intend to use this as we apply FAS No. 123R. This model requires the use of a number of assumptions including expected volatility, expected term of options, the risk-free interest rate, and expected dividend yield. These assumptions directly affect the computation of fair value per share and the amount of compensation expense that we will report.

Results of Operations

Comparison of 2005 to 2004

Product revenue

Product revenue primarily consists of sales of our CleanSource power quality products, comprising both UPS and DC product lines, and sales of Continuous Power Systems (CPS) which are comprised of our UPS systems, some combination of third party ancillary equipment, such as engine generators and switchgear, and installation and start-up services. The following table summarizes for the periods indicated, a year-over-year comparison of our product revenue (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2005	$15,854	$1,804	13%
2004	14,050	6,500	86%
2003	7,550

Product revenue represented 89% of total revenue in both 2005 and 2004. The increase in product revenue from 2004 was due to higher sales of our DC and megawatt-class UPS product lines and from a higher average sales price per flywheel, due to proportionately more wheels sold through our direct sales channel. Our direct sales channel has higher sales prices and profit margins compared to our OEM channel as we do not have to offer channel discounts on our direct sales. The average selling price in 2005 was $63,000 per quarter-megawatt flywheel, compared to $61,000 in 2004. A single product, depending on it power rating, may be comprised of multiple flywheel product units.

In 2005 we sold 229 flywheel product units compared to 189 in 2004, a 21% increase. This includes a significantly higher number of DC wheels compared to 2004 that typically sell at lower average selling prices than our UPS wheels. Our CPS revenue declined by 35% in 2005 compared to 2004 and as a percent of product revenue decreased to 17% in 2005 from 30% in 2004. CPS revenue is typically tied to high power system sales and tend to be larger in amount and more infrequent, with a longer sales cycle. The frequency and timing of such revenues is more volatile and can result in material changes in period to period revenue based upon when revenue is recognized. We expect this volatility to continue with CPS revenues during 2006.

We continued to expand the territories in which we sold our Active Power branded products in 2005 as we increased our direct sales organization, particularly in Europe and Northern Africa. We anticipate higher revenues from these locations in 2006 as a result. Caterpillar represented 42% of our revenue in 2005 and was our largest single customer as well as our largest OEM customer. We increased sales to Caterpillar in 2005 that compliment their large engine generators, and as their generator sales increase, we anticipate increased revenue through this channel in 2006. We also have seen and anticipate a further increase in capital spending in datacenters where there is a requirement for higher-density power solutions such as flywheels, and believe that this will drive higher product revenue levels for us in 2006.

In 2006, we will begin to offer our new CoolAir DC product for commercial sale. We do not yet know the adoption rate for this new technology, and as a result we do not anticipate this product to become a large portion of our revenues during 2006.

Service and spares revenue

Service and spares revenue primarily relates to revenue generated from installation, startup, repairs or reconfigurations of our products and the sale of spare or replacement parts to our OEM and end-user customers. It also includes revenue associated with the costs of travel of our service personnel. The following table summarizes for the periods indicated a year-over-year comparison of our service and spares revenue (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2005	$1,934	$201	12%
2004	1,733	393	29%
2003	1,340

The increase in our installed base of customers, particularly those arising from direct sales made by us, is driving the trend of higher service and spares revenue. Our revenue in 2005 was also helped by our OEM partners increasing their spare parts inventory levels to better service their end-user customers. We anticipate that service and spares revenue will continue to grow as our product revenue increases and as our installed base of product expands because as more units are sold to customers, more installation, startup and maintenance services will be required. As sales through our Active Power branded channel increase, these revenues will further increase because OEM’s would typically provide these services to their end-user customers. We plan to aggressively target this revenue stream for growth in 2006.

Cost of product revenue

Cost of product revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations including costs from having underutilized facilities, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The following table summarizes for the periods indicated, a year-over-year comparison of our cost of product revenue (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change	Gross Margin
2005	$16,159	$25	0%	(2%)
2004	16,134	4,480	38%	(15%)
2003	11,654

Cost of product revenues was unchanged between 2005 and 2004, despite a 13% increase in the level of product revenues. This resulted in our gross margin, improving by 13 percentage points to -2% for the year. We were gross margin positive for the last three quarters of 2005.

We have been able to improve our gross product margins by increasing the average selling price of our products that we sold. This is particularly true for products that we have sold directly, rather than through a distribution channel. As our direct sales increase, this will lead to improved product margins. In 2005 we increased sales of higher margin product options and features with the CPS and UPS systems we sold, which lead to a further increase in our average selling price.

We have also improved the efficiency and utilization of our manufacturing facility that has a large portion of fixed costs. We incur approximately $5 million per year in fixed costs for our manufacturing facility that has a capacity in excess of our current business requirements, and we expense the excess costs of the underutilization of this facility as part of our cost of product revenues. We now produce more goods with less overhead than in previous years. Some of this efficiency is driven by higher product volumes that allow for better utilization of our test facility and our manufacturing space. We also have ongoing programs within our engineering and manufacturing departments to lower product costs, to identify alternative and cheaper vendors if possible, and to improve the manufacturability of our products. These efforts have helped reduce our cost of product revenue and we anticipate further cost reductions. These benefits have been mitigated during 2005 by higher raw material and commodity price increases, but have allowed us to maintain prices despite the higher incoming costs of materials.

Cost of service and spares revenue

Cost of service and spares revenue includes the cost of component parts that we use in service or sell as spare parts to customers, as well as the labor and overhead costs of our service organization, including travel and related costs incurred in fulfilling our service obligations to our customers. The following table summarizes for the periods indicated a year-over-year comparison of our cost of service and spares revenue, (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change	Gross Margin
2005	$1,869	$(31)	(2%)	3%
2004	1,900	(394)	(17%)	(10%)
2003	2,294

The cost of service and spares revenue has decreased by 2% from 2004 at the same time that related revenues have increased by 12%. This decrease in cost of service and spares revenue was primarily due to higher selling prices for spare parts, as well as efficient utilization of our service labor as our installed base of customers has grown. Many of the costs of the service organization are fixed in nature, and higher volume of installation, startup and service work is resulting in improved efficiency and operating results for this group. We expect this trend to continue in 2006.

Research and development

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

Year	Annual Amount	Change from Prior Year	Percent Change
2005	$11,172	$1,327	13%
2004	9,845	680	7%
2003	9,165

Our research and development efforts in 2005 were largely focused on the development of our new CoolAir DC product that is based on our thermal and compressed air technology platform, the paralleling of our megawatt-class UPS product, and our ongoing sustaining activities to help lower product costs on our existing products. The increase in spending compared to 2004 was largely attributable to a $913,000 technology impairment charge that we incurred in the fourth quarter of 2005. This charge relates to certain technology and license agreements that we entered into in 2000 and 2001. We have decided not to commercially pursue the underlying technology, but instead plan to focus our development efforts on our CoolAir product family. We also spent more on prototype materials in 2005 as we continued development of the CoolAir DC product. We believe that research and development expenses will decrease in 2006 (excluding the effect of this impairment charge), and that spending will be focused on completion of the CoolAir DC product, enhancements thereto, and sustaining engineering on existing products.

Selling, general and administrative.

Selling, general and administrative expense is primarily comprised of compensation and related costs for sales, marketing and administrative personnel, selling and marketing expenses, professional fees, and the allowance for doubtful accounts expense. The following table summarizes for the periods indicated, a year-over-year comparison of our selling, general and administrative expense (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2005	$13,908	$2,327	20%
2004	11,581	2,226	24%
2003	9,355

The increase in selling, general and administrative expense from 2004 to 2005 was primarily attributable to an increase in our allowance for doubtful accounts of $1.2 million that we made in the fourth quarter of 2005 because of collection difficulties with a foreign customer, and from a $884,000 charge in 2005 resulting from the finalization of multi-year state sales tax audits. We also made significant investments in our sales and marketing departments in 2005 to increase our direct sales capabilities, particularly in EMEA. We have opened several offices in this region, and expect these investments to contribute to higher revenue levels in 2006. We have been able to offset these higher costs by lowering other administrative expenses in 2005 compared to 2004, particularly with regard to compliance costs of the Sarbanes-Oxley Act, insurance expenses, and legal fees related to the Magnex lawsuit. Excluding the sales tax charges and doubtful accounts expense, we would anticipate that our spending in sales and marketing in particular, will continue to increase as we increase our direct product revenue, and continue to expand our presence in international markets.

Interest income

The following table summarizes the yearly changes in our interest income (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2005	$1,632	$566	53%
2004	1,066	(725)	(40%)
2003	1,791

The increase in interest income from 2004 to 2005 is primarily attributable to rising interest rates in the US over the last 18 months. We also altered our investment strategy to move more investments into short-term instruments rather than longer-term investments, to take advantage of the rising interest rate environment. We expect interest income to fluctuate depending on cash and investment balances and trends in interest rates.

Income tax expense

Due to operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. As of December 31, 2005, our accumulated net operating loss carryforward was $164.6 million and our research and development credit carryforwards were $2.8 million. We anticipate that these loss carryforward amounts will offset future taxable income that we may achieve and future tax liabilities; however, because of uncertainty regarding our ability to use these carryforwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets.

Change in Market Value of Additional Investment Rights

In February 2005, we completed a private placement of 5,454,510 shares of our common stock to certain qualified investors at a price of $3.64 per share, resulting in aggregate proceeds of $19.8 million. In connection with this offering, we offered these investors Additional Investor Rights to purchase a further 1,636,353 shares of common stock at the $3.64 price for a limited period of time.

In accordance with the requirements of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we established the fair value of the Additional Investment Rights at the time of the offering based on the proceeds of the offering and the relative fair values of the securities and the Additional Investment Rights. We used the Black-Scholes valuation model to determine the fair value of the Additional Investment Rights, and accordingly, attributed a value of $964,000 to the Additional Investment Rights which was recorded as paid in capital. Changes in the value of the Additional Investment Rights subsequent to the date of issuance due to fluctuations in the market value of our common stock were required to be reflected in our earnings and we revalued these rights at each reporting date. The Additional Investment Rights expired unexercised in the third quarter of 2005, and as a result, we recorded a gain of $964,000 to our 2005 earnings.

Comparison of 2004 results to 2003

Product revenues

In general, the increase in product revenue from 2003 to 2004 was primarily due to a broader market acceptance of our flywheel based UPS products which resulted in significant increases in sales through our Caterpillar OEM channel, and through our direct Active Power branded channel. Active Power branded sales in 2004 increased by $3.9 million or 162% largely due to $4.1 million in CPS sales to an industrial manufacturer in Africa. We also benefited from an increase in sales of our new 65 to 150 kVA and megawatt-class UPS products.

In 2004 we sold 189 flywheel product units compared to 127 flywheels in 2003, a 49% increase. The average selling price of our base flywheel product units increased from $56,000 to $61,000. The increase in average selling price is primarily driven by a change in product mix to higher margin products and a higher level of product options being purchased with systems sold. We sold fewer DC units during fiscal 2004 as compared to 2003. DC units typically have a lower average selling price compared to our UPS product

Cost of product revenues

The increase in cost of product revenue for 2004 as compared to 2003 was primarily driven by higher product sales. Our gross margin, while still negative, improved by 43 percentage points.

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

Research and development

Our 2004 research and development efforts were focused on completing the development of our megawatt-class UPS product line, the paralleling of our megawatt-class UPS product and the development of our new CoolAir DC product and its TACAS technology platform. The increase in research and development expense from 2003 to 2004 is attributable to the additional development efforts on our CoolAir DC product, including materials and outside consulting on prototype and evaluation units.

Selling, general and administrative

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

Litigation settlement expenses.

On October 15, 2004 we settled the Magnex Corp. litigation for $4.8 million. Earlier in the year an additional $280,000 was paid to one of the plaintiffs for a total settlement of approximately $5.1 million. We did not have any litigation settlement expenses in 2003 or 2002.

Liquidity and Capital Resources

We ended 2005 with $42.0 million of cash and investments on hand, compared to $45.7 million at December 31, 2004. This strong financial position has allowed us to continue funding our operations, while simultaneously funding the development of our CoolAir product family that we believe will contribute significantly to our long-term health.

In February 2005, we completed a private placement of our common stock that resulted in net proceeds to us of $18.7 million. These funds were obtained to help fund the CoolAir product development and the expansion of our sales and marketing organizations to facilitate more direct product sales. We have funded our business to date through private and public offerings of our common stock, including our initial public offering in 2000 that resulted in net proceeds to us of $138.4 million. We have also received development funding from Caterpillar of $10.0 million since 1999 that we have used to fund certain product development relating to our UPS products.

Significant uses of cash

We used $21.4 million of cash in funding our operating activities during 2005. This was $5.3 million or 20% lower than the $26.8 million that we consumed during 2004. This was primarily due to lower operating losses in 2005 due to the absence of litigation-related expenses, and from the absence of litigation-related payments that we made in 2004. This was offset by settlement amounts paid for multi-year state sales tax audits during 2005. The following table summarizes the yearly changes in cash used in operating activities (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2005	$(21,440)	$5,349	20%
2004	(26,789)	(9,863)	(58%)
2003	(16,926)

Our working capital did not change in aggregate significantly from 2004. Receivables have increased in line with higher quarterly revenues, and inventories have increased by 7%, driven by higher sales volume. These increases in working capital have been reduced by and financed by higher trade payables and accrued liabilities.

Cash used in investing activities was $8.3 million in 2005 compared to $31.4 million that was provided from investing activities in 2004. This difference is largely due to the timing of purchases and sales of short and long-term investments that we hold, and that we redeem periodically to finance our operations. Our purchases of property and equipment increased from $323,000 in 2004 to $1.7 million in 2005. This increase was due to the investments that we are making in equipment and infrastructure as we get ready to begin commercial production of the CoolAir product family, and from investments made to facilitate the development of paralleled megawatt-class UPS products.

Cash provided from financing activities was $19.7 million in 2005 compared to $945,000 in 2004. This difference is due to the $18.7 million net proceeds we received in February 2005 from the private placement of shares of common stock. We also received funds from the exercise of employee stock options and proceeds from our employee share purchase program.

Future uses of cash

In our day-to-day operations, we incur commitments to make future payments for goods and services. These arise from entering into operating leases and as we make commitments to vendors to provide us materials and services. The following table summarizes our significant contractual obligations and commitments at December 31, 2005 (in thousands):

	2006	2007	2008	2009	2010
Operating lease obligations	$996	$798	$71	$71	$35
Purchase obligations	5,547	—	—	—	—
Other long-term obligations	214	42	25	25	25

We expect the level of capital investments to decrease in 2006 from 2005 due to the absence of manufacturing-related investments that we will need to make. We intend to make capital investments for marketing purposes as we open demonstration centers in Europe to facilitate our sales efforts, and to help with the commercial launch of CoolAir DC.

Beyond the next twelve months, our cash requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Other factors that may affect liquidity

We are currently evaluating different ways that we can sell our CoolAir products to customers. We are planning to offer usage programs to our customers whereby they pay a periodic fee over a specified commitment period for a DC solution, and we provide the equipment and all related services. We believe that this will accelerate the adoption of the CoolAir products as well as provide future guaranteed income streams from long-term usage agreements. This could have a material financial impact upon our business if we have to fund the capital cost of this equipment from our existing capital resources. We believe that we can obtain third party financing or even sell the usage income streams to third party financial institutions if we desire and to mitigate the cost, although to date we have not entered into any agreements to do so.

Prior Years

Our principal sources of liquidity at December 31, 2004 consisted of $45.7 million of cash and investments. The following table summarizes the yearly changes in cash used in operating activities (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2004	$(26,789)	$(9,863)	(58%)
2003	(16,926)	5,662	25%
2002	(22,558)

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

New Accounting Pronouncements

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

We anticipate that the impact of adopting SFAS 123R on net income and earnings per share will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under SFAS 123, as described in Note 2 of our financial statements, although there are certain differences between the requirements of SFAS 123 and SFAS 123R that may result in differences from the amounts disclosed in Note 2.

In November 2004, the FASB issued SFAS No.151, Inventory Costs, an Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material impact on our results of operations or fiscal position

In March 2005 the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 requires a company to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably recognized. A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity, such as restoring a facility to its original condition, and where the timing and method of settlement are contingent upon a future event, that may or may not be beyond the company’s control. This liability should be recognized when incurred; typically upon acquisition or entering into a lease. FIN 47 provides guidance as to when suitable information exists to enable a company to determine its liability for a contingent asset retirement obligation. If insufficient information exits to enable a company to measure the liability when incurred, it shall recognize a liability in the period when sufficient information becomes available to estimate its fair value. The Company is currently assessing the financial impact of adopting FIN 47 and is obtaining the information necessary to make a determination of the financial impact of adoption.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by $310,000.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a–15(e) and 15d–15(f) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Our internal control assessment process was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluations of effectiveness to future periods are subject to the risk that controls become inadequate because of changes in conditions or the deterioration of compliance with the policies or procedures in place may occur.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm. This report appears on page F-2 in our Financial Statements.

Changes in Internal Control Over Financial Reporting

There have been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

The following table sets forth certain biographical information concerning our current executive officers:

Name	Age	Position(s)
Joseph F. Pinkerton, III	42	Chairman of the Board and Chief Executive Officer
James Clishem	49	President and Chief Operating Officer
John K. Penver	43	Vice President of Finance, Chief Financial Officer and Secretary

Joseph F. Pinkerton, III, our founder, has served as our Chief Executive Officer and director since August 1992. From August 1992 until November 2005 he also served as our President. He was elected Chairman of the Board in December 2001. Mr. Pinkerton formed our company in 1992 as Magnetic Bearing Technologies, Inc. Prior to founding Active Power, Mr. Pinkerton was a principal with Fundamental Research Company (FRC), in Walled Lake, Michigan. Mr. Pinkerton received a B.A. in Physics from Albion College, in association with Columbia University.

James Clishem was hired as our Vice President of Business Development in June 2005. He was promoted to be our President and Chief Operating Officer in November 2005. Mr. Clishem came to Active Power from Peregrine Systems, Inc., a publicly traded enterprise software company, where he served as Vice President of Business Development focusing on global alliances since 2004. From 1999 until it was sold in 2004, he was founder-CEO of Xodiax, a profitable managed IT services business, which was recognized by Inc Magazine as one of the fastest growing privately held companies in the country. Mr. Clishem also served as Vice President of Data Services for Broadwing Communications, where he had P&L responsibility for a $150 million business unit. He has also held various senior roles at MCI, Ericsson, and Tandem Computers. Mr.Clishem holds a B.S. and M.S. in electrical engineering from the University of Louisville and an M.B.A from Southern Methodist University in Dallas, Texas.

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

Further information required by this Item will be included under the sections captioned “Proposal One: Election of Directors”, “Executive Compensation and Other Information”, “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and “Code of Ethics” in our Proxy Statement for the 2006 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors, employees and consultants. The Code of Business Conduct and Ethics is intended to comply with Item 406 of Regulation S-K of the Securities Exchange Act of 1934 and with the applicable rules of The NASDAQ Stock Market, Inc. Our Code of Business Conduct and Ethics is posted on our internet website under the “Company” page. Our internet website address is http://www.activepower.com. Further information required by this Item will be disclosed in our Proxy Statement for the 2006 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 11.	Executive Compensation.

The information required by this Item will be included under the sections captioned “Executive Compensation and Other Information” and “Certain Transactions” in our Proxy Statement for the 2006 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included under the section captioned “Ownership of Securities” in our Proxy Statement for the 2006 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 13.	Certain Relationships and Related Transactions.

The information required by this Item will be included under the section captioned “Certain Transactions” in our Proxy Statement for the 2006 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 14.	Principal Accountant Fees and Services.

Information required by this Item will be included under the section captioned “Proposal 2: Ratification of Selection of Independent Auditors” in our Proxy Statement for the 2006 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

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

(b) Exhibits

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the “IPO Registration Statement”))

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.2 to the IPO Registration Statement)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to the IPO Registration Statement)

4.2*	Rights Agreement, dated as of December 13, 2001, between the Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K dated December 13, 2001)

4.3	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1*@	Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO Registration Statement)

10.2*@	Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement)

10.3*	Second Amended and Restated Investors’ Rights Agreement by and between Active Power, Inc. and certain of its stockholders (filed as Exhibit 10.4 to the IPO Registration Statement)

10.4*	Credit Terms and Conditions by and between Active Power, Inc. and Imperial Bank (filed as Exhibit 10.7 to the IPO Registration Statement)

10.5*	Security and Loan Agreement by and between Active Power, Inc. and Imperial Bank (filed as Exhibit 10.8 to the IPO Registration Statement)

10.6*	Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.9 to the IPO Registration Statement)

l0.7*	First Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.10 to the IPO Registration Statement)

10.8*	Second Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.11 to the IPO Registration Statement)

10.9*	Third Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.12 to the IPO Registration Statement)

10.10*	Fourth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the IPO Registration Statement)

10.11*	Fifth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the IPO Registration Statement)

10.12*	Sublease Agreement by and between Active Power, Inc. and Video Associates Laboratories, Inc. (filed as Exhibit 10.15 to the IPO Registration Statement)

10.13*	Lease Agreement by and between Active Power, Inc. and BC12 99, Ltd. (filed as Exhibit 10.17 to Active Power’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.14*	Sixth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.18 to Active Power’s Annual Report on Form 10-K dated March 16, 2001 (the “2000 10-K”))

10.15*	Seventh Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.19 to the 2000 10-K)

10.16*+	Distributor Agreement by and between Active Power and Powerware Corporation (known now as Eaton Powerware Corporation) dated October 28, 2001 (filed as Exhibit 10.20 to Active Power’s Quarterly Report on Form 10-Q dated November 9, 2001 (the “November 2001 10-Q”)

10.17*+	Master Sourcing Agreement by and between Active Power and General Electric Company (through its Digital Energy business unit) dated July 13, 2001 (filed as Exhibit 10.21 to the November 2001 10-Q)

10.18*+	Phase II & Phase III Purchase Agreement by and between Active Power, Inc. and Caterpillar Inc. dated as of September 1, 2001 (filed as Exhibit 10.22 to Active Power’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”)

10.19*+	Purchase and Sale Agreement between Active Power, Inc. and Fuji Electric Co., Ltd. dated July 23, 2003 (filed as Exhibit 10.1 to Active Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.20*	Form Additional Investment Right dated February 4, 2005 (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated February 4, 2005)

10.21*	Long-Term Supply Agreement between Active Power, Inc. and GE Zenith Controls, Inc., dated March 16, 2005 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 16, 2005)

10.22*	Securities Purchase Agreement dated February 3, 2005 (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.23*	Registration Rights Agreement dated February 3, 2005 (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.24*@	Letter agreement with Jim Clishem dated November 7, 2005 (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated November 4, 2005)

10.25*@	Letter agreement with Sriram Sivaram dated November 3, 2005 (filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated November 4, 2005)

10.26*@	Letter agreement with Sriram Sivaram dated November 22, 2005 (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated November 22, 2005)

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K

31.1	Certification of Principal Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial and Accounting Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the indicated filing.

+	Portions of this exhibit have been omitted pursuant to a confidential treatment previously granted.

@	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVE POWER, INC.

Dated: February 27, 2006	By:	/s/ JOSEPH F. PINKERTON, III
Joseph F. Pinkerton, III,
Chairman of the Board and
Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Joseph F. Pinkerton, III and John K. Penver, and each or any of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JOSEPH F. PINKERTON, III Joseph F. Pinkerton	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 27, 2006

/S/ JOHN K. PENVER John K. Penver	Vice President – Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)	February 27, 2006

/S/ AKE ALMGREN Ake Almgren	Director	February 27, 2006

/S/ RICHARD E. ANDERSON Richard E. Anderson	Director	February 27, 2006

/S/ RODNEY S. BOND Rodney S. Bond	Director	February 27, 2006

/S/ BENJAMIN L. SCOTT Benjamin L. Scott	Director	February 27, 2006

/S/ JAN H. LINDELOW Jan H. Lindelow	Director	February 27, 2006

/S/ TERRENCE L. ROCK Terrence L. Rock	Director	February 27, 2006

/S/ BRAD BOSTON Brad Boston	Director	February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Active Power, Inc.

We have audited the accompanying balance sheets of Active Power, Inc. (the Company) as of December 31, 2005 and 2004, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Active Power, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of

Active Power, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Active Power, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Active Power, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Active Power, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, Active Power, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 financial statements of Active Power, Inc. and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 24, 2006

ACTIVE POWER, INC.

BALANCE SHEETS

(In thousands)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,590	$17,625
Restricted cash	116	741
Short-term investments in marketable securities	31,364	21,308
Accounts receivable, net of allowance for doubtful accounts of $1,342 and $135 at December 31, 2005 and 2004, respectively	5,769	4,143
Inventories	4,242	3,966
Prepaid expenses and other	596	1,028

Total current assets	49,677	48,811
Property and equipment, net	7,530	7,829
Intangible assets, net	—	725
Long-term investments in marketable securities	2,970	6,001
Deposits and other	188	—

Total assets	$60,365	$63,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,264	$1,649
Accrued expenses	3,780	3,410
Deferred revenue	205	214

Total current liabilities	6,249	5,273

Stockholders’ equity:
Common Stock - $0.001 par value; 60,000 shares authorized; 48,864 and 42,824 shares issued and 48,828 and 42,789 shares outstanding in 2005 and 2004, respectively	49	43
Treasury stock, at cost; 36 and 35 shares in 2005 and 2004, respectively	(5)	(2)
Deferred stock compensation	(293)	—
Additional paid-in capital	235,147	215,937
Accumulated deficit	(180,689)	(157,798)
Other accumulated comprehensive income (loss)	(93)	(87)

Total stockholders’ equity	54,116	58,093

Total liabilities and stockholders’ equity	$60,365	$63,366

See accompanying notes.

ACTIVE POWER, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year ended December 31,
	2005	2004	2003
Revenues:
Product revenue	$15,854	$14,050	$7,550
Service and spares revenue	1,934	1,733	1,340

Total revenue	17,788	15,783	8,890

Operating expenses:
Cost of product revenue	16,159	16,134	11,654
Cost of service and spares revenue	1,869	1,900	2,294
Research and development	11,172	9,845	9,165
Selling, general & administrative	13,908	11,581	9,355
Litigation settlement expense	—	5,080	—

Total operating expenses	43,108	44,540	32,468

Operating loss	(25,320)	(28,757)	(23,578)
Interest income	1,632	1,066	1,791
Other income (expense), net	(167)	(89)	84
Gain due to change in market value of investment rights	964	—	—

Net loss	$(22,891)	$(27,780)	$(21,703)

Net loss per share, basic & diluted	$(0.48)	$(0.65)	$(0.52)

Shares used in computing net loss per share, basic & diluted	48,058	42,471	41,925
Comprehensive loss:
Net loss	$(22,891)	$(27,780)	$(21,703)
Change in unrealized gain (loss) on investments in marketable securities	(97)	(322)	(506)
Realized loss on marketable securities	91	156	—

Comprehensive loss	$(22,897)	$(27,946)	$(22,209)

See accompanying notes.

ACTIVE POWER, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Treasury Stock		Deferred Stock Compensation	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Income (loss)	Total Stockholders’ Equity

	Number of Shares	Par Value	Number of Shares	At Cost
Balance at December 31, 2002	41,672	42	35	(2)	(198)	214,548	(108,315)	585	106,660
Employee stock purchases	483	—	—	—	—	514	—	—	514
Repurchase of exercised stock options	(5)	—	—	—	—	(5)	—	—	(5)
Amortization of deferred stock compensation	—	—	—	—	164	(64)	—	—	100
Change in unrealized loss on investments	—	—	—	—	—	—	—	(506)	(506)
Net loss	—	—	—	—	—	—	(21,703)	—	(21,703)

Balance at December 31, 2003	42,150	42	35	(2)	(34)	214,993	(130,018)	79	85,060
Employee stock purchases	674	—	—	—	—	944	—	—	944
Amortization of deferred stock compensation	—	—	—	—	34	—	—	—	34
Change in unrealized loss on investments	—	—	—	—	—	—	—	(322)	(322)
Realized loss on marketable securities	—	—	—	—	—	—	—	156	156
Net loss	—	—	—	—	—	—	(27,780)	—	(27,780)

Balance at December 31, 2004	42,824	$43	35	$(2)	$—	$215,937	$(157,798)	$(87)	$58,093
Employee stock purchases	585	—	—	—	—	983	—	—	983
Sale of common stock, less $1,179 in issuance Costs	5,455	6	—	—	—	17,706	—	—	17,712
Repurchase of exercised stock options	—	—	1	(3)	—	—	—	—	(3)
Issuance of restricted stock	—	—	—	—	(344)	344	—	—	—
Amortization of deferred stock compensation	—	—	—	—	51	—	—	—	51
Fair market value of investment rights	—	—	—	—	—	964	—	—	964
Change in market value of investment rights	—	—	—	—	—	(964)	—	—	(964)
Non-cash compensation expense	—	—	—	—	—	177	—	—	177
Change in unrealized loss on investments	—	—	—	—	—	—	—	(97)	(97)
Realized loss on marketable securities	—	—	—	—	—	—	—	91	91
Net loss	—	—	—	—	—	—	(22,891)	—	(22,891)

Balance at December 31, 2005	48,864	$49	36	$(5)	$(293)	$235,147	$(180,689)	$(93)	$54,116

See accompanying notes.

ACTIVE POWER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2005	2004	2003
Operating activities
Net loss	$(22,891)	$(27,780)	$(21,703)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,904	2,167	2,306
Amortization of intangible assets	113	113	112
Change in allowance for doubtful accounts	1,207	30	66
Accretion of premium / discount on investments	65	68	16
Realized loss on marketable securities	91	156	—
Loss on disposal of fixed assets	83	123	—
Impairment charge on technology license	613	—	—
Amortization of deferred stock compensation	51	34	100
Change in market value of investments rights	(964)	—	—
Non-cash compensation expense	177	—	—
Changes in operating assets and liabilities:
Accounts receivable,	(2,833)	(2,645)	(84)
Inventories	(276)	565	1,980
Prepaid expenses and other assets	244	308	(806)
Accounts payable	615	(45)	1,341
Accrued expenses	370	87	(438)
Deferred revenue	(9)	30	184

Net cash used in operating activities	(21,440)	(26,789)	(16,926)

Investing activities
Purchases of marketable securities	(43,833)	(32,630)	(84,347)
Sales/maturities of marketable securities	36,646	64,285	87,473
Purchases of property and equipment	(1,689)	(323)	(957)
Change in restricted cash	625	64	(805)

Net cash provided by (used in) investing activities	(8,251)	31,396	1,364

Financing activities
Proceeds from private placement of common stock	19,855	—	—
Issuance costs	(1,179)	—	—
Proceeds from employee stock purchases	983	945	509
Purchase of treasury stock	(3)	—	—

Net cash provided by financing activities	19,656	945	509

Change in cash and cash equivalents	(10,035)	5,552	(15,053)
Cash and cash equivalents, beginning of period	17,625	12,073	27,126

Cash and cash equivalents, end of period	$7,590	$17,625	$12,073

See accompanying notes.

ACTIVE POWER, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

(in thousands, except share and per share amounts)

1. Organization

Active Power, Inc. (“we, “us”, “Active Power” or the “Company”) was founded as a Texas Corporation in 1992 for the purpose of developing and commercializing advances in the field of electromechanics. The Company was reincorporated in Delaware in 2000 prior to our Initial Public Offering. We design, manufacture and market power quality products to provide consistent, reliable electric power required by customers during electric utility disturbances. We have commercialized a flywheel energy storage system that provides a highly-reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. We have broadened our product offerings and expanded our available markets by developing additional power quality systems to address customer needs at both higher and lower power levels. We have also developed a battery-free extended runtime technology called CoolAir DC that utilizes thermal and compressed air storage and provides backup power for minutes to hours depending on the application. This extended runtime product typically operates at lower power levels than our flywheel products, and is sold as a minute-for-minute DC replacement for traditional lead-acid batteries. We sell our products globally through direct, manufacturer’s representatives and OEM channels and our principle markets are North America and Europe, Middle East and Africa (“EMEA”).

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

Shipping and Handling Costs

We classify shipping and handling costs related to product sales as cost of revenue, and any payments from customers for shipping and handling are categorized in revenue. We classify shipping and handling costs associated with receiving production inventory as cost of product revenue. Any materials received or shipped which are related to our engineering, sales, marketing and administrative functions are classified as operating expenses.

Cash Equivalents

Investments with a contractual maturity of three months or less when purchased are classified as cash equivalents.

Restricted Cash

Restricted cash balances of $116 and $741 as of December 31, 2005 and 2004, respectively, secure product performance guarantees given to a customer. Upon satisfaction of these guarantees, the restriction on these funds is released.

Investments in Marketable Securities

Investments in marketable securities consist of commercial paper and debt securities with readily determinable fair values. Active Power accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments. We classify investments in marketable securities as available-for-sale and all reclassifications made from unrealized gains/losses to realized gains/losses are determined based on the specific identification method. The carrying amount of investments in marketable securities approximates fair value at December 31, 2005.

The carrying value of our investments in marketable securities consists of the following at December 31:

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate Notes	$4,249	$—	$(26)	$4,223
U.S. Government Agencies	8,915	—	(66)	8,849
Commercial Paper	4,043	—	(1)	4,042
Certificate of Deposit	775	—	—	775
Auction Rate Securities	16,445	—	—	16,445

	$34,427	$—	$(93)	34,334

Less: Short-term investments in marketable securities				31,364

Long-term investments in marketable securities				$2,970

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Commercial Paper	$8,173	$—	$(35)	$8,138
U.S. Government Agencies	11,923	—	(52)	11,871
Auction Rate Securities	7,300	—	—	7,300

	$27,396	$—	$(87)	27,309

Less: Short-term investments in marketable securities				(21,308)

Long-term investments in marketable securities				$6,001

Included in the above totals for gross unrealized losses are $52 and $41 as of December 31, 2005 and 2004, respectively, that related to long-term investments in marketable securities.

The fair value by contractual maturity of our marketable securities at December 31, 2005 is shown below:

Within one year	$15,919
After one year through five years	2,970
After five years through 10 years	—
After 10 years	15,445

$34,334

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, credit losses have been minimal, primarily because the majority of our revenues have been generated from large OEM customers. As we have been integrating additional distribution channels into our business and selling more of our products directly to customers, the risk of credit losses has increased in fiscal 2005. Allowance for doubtful account balances are $1,342 and $135 as of December 31, 2005 and 2004, respectively. The increase in our allowance for doubtful account balance in 2005 relates to foreign customer receivables for which we feel collection is uncertain due to the continued weakening of the customer’s financial condition. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

The following table summarizes the changes in the allowance for doubtful accounts:

Balance at December 31, 2002	$39
Additions charged to expense	82
Write-off of uncollectible accounts	(16)

Balance at December 31, 2003	105
Additions charged to expense	49
Write-off of uncollectible accounts	(19)

Balance at December 31, 2004	135
Additions charged to expense	1,212
Write-off of uncollectible accounts	(5)

Balance at December 31, 2005	$1,342

Inventories

Inventories are stated at the lower of cost or market, using the first-in-first-out method, and consist of the following at December 31:

	2005	2004
Raw materials	$2,687	$2,308
Work in process and finished goods	1,966	2,238
Less inventory reserves	(411)	(580)

	$4,242	$3,966

Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, as follows (in years):

Equipment	2 – 10
Demonstration units	3 – 5
Computers and purchased software	2 – 3
Furniture and fixtures	2 – 5

Leasehold improvements are depreciated over the shorter of the life of the improvement or the remainder of the property lease, including renewal options. Repair and maintenance is expensed as incurred.

Long-Lived Assets

We evaluate our long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-lived Assets (“SFAS 144”). Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

In the fourth quarter of 2005, we abandoned our efforts to use certain technology licenses when we decided to focus our development efforts on the CoolAir product family. This change of circumstances required us to follow the guidance of SFAS 144 to test these assets for impairment. Because there are no current plans to use this technology in any current or future products, or any attempt to sell these licenses, we do not anticipate any future cash flows from these licenses. Accordingly, the remaining net asset value of $613 was written down to $0 and the remaining minimum royalty obligations of $300 were accrued. The resultant $913 impairment charge is included as a component of Research and Development Expenses in the accompanying 2005 Statement of Operations and Comprehensive Income.

Patent Application Costs

We have not capitalized patent application fees and related costs because of uncertainties regarding net realizable value of the technology represented by the existing patent applications and ultimate recoverability. All patent costs have been expensed through December 31, 2005.

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2005	2004
Compensation and benefits	$1,594	$1,288
Warranty liability	644	639
Property, state sales and franchise tax	309	289
Professional fees	419	748
Other	814	446

	$3,780	$3,410

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. Occasionally we offer longer warranty periods to certain customers. The warranty period for products sold to Caterpillar is 12 months from the date of shipment to the end-user. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is included in accrued expenses on the accompanying balance sheet.

Changes in the Company’s warranty liability are as follows:

Balance at December 31, 2002	$645
Warranty expense	267
Warranty charges incurred	(315)

Balance at December 31, 2003	597
Warranty expense	820
Warranty charges incurred	(778)

Balance at December 31, 2004	639
Warranty expense	454
Warranty charges incurred	(449)

Balance at December 31, 2005	$644

Accounting for Stock-Based Compensation

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), Active Power accounts for its stock compensation arrangements with employees using the intrinsic value method under the provisions of the Accounting Principles Board’s Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is amortized over the vesting period, which is generally four years, utilizing the accelerated method prescribed in FASB Interpretation No. 28. Pro Forma stock compensation is amortized using the straight line method over the vesting period. Where it is not feasible to reasonably estimate fair value at grant date, compensation is measured using fair value and other pertinent data at the first date of which it is possible to reasonably estimate that value. Generally that is the date that the number of shares and exercise price are determinable. This method is used for shares granted pursuant to the Company’s stock purchase plan.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense using the straight line method over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 for the years ended December 31:

	2005	2004	2003
Net loss - as reported	$(22,891)	$(27,780)	$(21,703)
Stock-based compensation cost, net of related tax effects included in the determination of net loss as reported	228	34	100
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(3,607)	(5,414)	(6,039)

Pro forma net loss	$(26,270)	$(33,160)	$(27,642)

Net loss per share:
Basic and diluted - as reported	$(0.48)	$(0.65)	$(0.52)
Basic and diluted - pro forma	$(0.55)	$(0.78)	$(0.66)

Option valuation models incorporate highly subjective assumptions. Since changes in the subjective assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Income Taxes

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Segment Reporting

Active Power’s chief operating decision makers allocate resources and assesses the performance of its power management product development and sales activities as one segment.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, restricted cash, investments, accounts receivable and accounts payable. We believe all of these financial instruments are recorded at amounts that approximate their current market values.

Concentration of Credit Risk

Financial instruments which potentially subject Active Power to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Active Power’s cash and cash equivalents and investments are placed with high credit quality financial institutions and issuers. Active Power performs limited credit evaluations of its customers’ financial condition. We generally require letter of credits or prepayments from higher-risk customers as deemed necessary to ensure collection. Our allowance for doubtful accounts is estimated based on factors related to the credit risk of each customer. Individual receivables are written off after they have been deemed uncollectible.

Economic Dependence

We are heavily dependent on our relationship with Caterpillar. If this relationship is unsuccessful, our business and revenue may suffer. The loss of or a significant reduction in orders from Caterpillar, or the failure to provide adequate service and support to the end-users of our products by Caterpillar, could significantly reduce our revenue. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of OEM customers, primarily Caterpillar.

The following customers accounted for a significant percentage of Active Power’s total revenue during each of the years ended December 31:

	2005	2004	2003
Caterpillar	42%	54%	60%
North African Industrial Customer	10%	26%	4%

The following customers accounted for a significant percentage of Active Power’s total gross accounts receivable at December 31:

	2005	2004
Caterpillar	46%	60%
North African Industrial Customer	17%	23%

Advertising Costs

We expense advertising costs as incurred. These expenses were approximately $40, $232 and $559 in 2005, 2004 and 2003, respectively.

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31:

	2005	2004	2003
Net loss	$(22,891)	$(27,780)	$(21,703)

Basic and diluted:
Weighted-average shares of common stock Outstanding	48,058	42,472	41,938
Weighted-average shares of common stock subject to repurchase	—	(1)	(13)

Shares used in computing basic and diluted net loss per share	48,058	42,471	41,925

Basic and diluted net loss per share	$(0.48)	$(0.65)	$(0.52)

The calculation of diluted loss per share excludes 6,277,316, 4,750,592 and 4,008,806 shares of common stock issuable upon exercise of employee stock options as of December 31, 2005, 2004 and 2003, respectively, because their inclusion in the calculation would be antidilutive.

Reclassifications

Certain reclassifications have been made to conform prior period financial information to the current presentation, including, but not limited to the reclassification of amortization of deferred stock compensation into the different operating expense categories based upon the actual employees to which that deferred compensation related.

Recent Accounting Pronouncements

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

We anticipate that the impact of adopting SFAS 123R on net income and earnings per share will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under SFAS 123, as described above, although there are certain differences between the requirements of SFAS 123 and SFAS 123R that may result in differences from the amounts disclosed above.

In November 2004, the FASB issued SFAS No.151, Inventory Costs, an Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material impact on our results of operations or fiscal position

In March 2005 the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 requires a company to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably recognized. A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity, such as restoring a facility to its original condition, and where the timing and method of settlement are contingent upon a future event, that may or may not be beyond the company’s control. This liability should be recognized when incurred; typically upon acquisition or entering into a lease. FIN 47 provides guidance as to when suitable information exists to enable a company to determine its liability for a contingent asset retirement obligation. If insufficient information exits to enable a company to measure the liability when incurred, it shall recognize a liability in the period when sufficient information becomes available to estimate its fair value. The Company is currently assessing the financial impact of adopting FIN 47 and is obtaining the information necessary to make a determination of the financial impact of adoption.

3. Property and Equipment

Property and equipment consists of the following at December 31:

	2005	2004
Equipment	$8,265	$7,275
Demonstration units	480	411
Computers and purchased software	2,381	2,185
Furniture and fixtures	327	325
Leasehold improvements	7,043	7,043
Construction in progress	307	14

	18,803	17,253
Accumulated depreciation	(11,273)	(9,424)

	$7,530	$7,829

4. Stockholders’ Equity

Preferred Stock

At December 31, 2005, Active Power had 10,420,000 shares of preferred stock authorized and no shares outstanding.

Common Stock

Common stock reserved for future issuance at December 31, 2005 consists of the following:

For issuance under the 2000 Stock Option Plan	7,123,241
For issuance under the 2000 Employee Stock Purchase Plan	945,202

Total Common Stock reserved for issuance	8,068,443

In February 2005 we completed the private placement of 5,454,510 shares of our Common Stock at a price of $3.64 per share, for an aggregate offering price of approximately $19.8 million to certain institutional investors (the “Purchasers”). We also offered the Purchasers

Additional Investment Rights to purchase 1,636,353 shares of Common Stock (the “Additional Investment Rights”) at an exercise price of $3.64 per share. In connection with this transaction, we paid placement agent fees and expenses of approximately $1.1 million. We agreed to register for resale under the Securities Act all the shares issued in this offering as well as the shares issuable upon exercise of the Additional Investment Rights. We filed a registration statement with the Securities and Exchange Commission in March 2005 that was declared effective on May 18, 2005.

In accordance with the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of the Additional Investment Rights was determined at the time of issuance based on the proceeds of the offering and the relative fair values of the securities and the Additional Investment Rights. We used the Black-Scholes valuation model to determine the fair value of the Additional Investment Rights, and accordingly attributed a value of $964 to the Additional Investment Rights, which was recorded as additional paid in capital. Changes in the fair value of the Additional Investment Rights since the date of issuance are required to be reflected in our earnings. The additional investment rights expired during the third quarter of 2005, resulting in our recording a gain of $964.

Stockholder Rights Plan

In December 2001, the Board of Directors adopted a Stockholder Rights Plan in which preferred stock purchase rights will be distributed as a dividend at the rate of one Right for each share of common stock of the Company held by stockholders of record as of the close of business on December 26, 2001. The Rights Plan is designed to deter coercive takeover tactics including the accumulation of shares in the open market or through private transactions and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders. The Rights Plan was not adopted in response to any specific threat or takeover offer. The Rights will expire on December 26, 2011.

Stock Option Plan

We have 12,591,980 authorized shares of Common Stock for issuance under our 1993 and 2000 Stock Incentive Plans. We grant options under these plans that are immediately exercisable upon grant and vest over periods ranging from immediately to four years. The term of each option is no more than ten years from the date of grant. We have repurchase rights for unvested shares purchased by optionees. At December 31, 2003 there remained 6,025 purchased shares unvested and subject to repurchase. At December 31, 2005 and 2004, no such shares remained unvested. At December 31, 2005, 845,925 shares were available for future grants.

A summary of Common Stock option activity is as follows:

	Number of Shares	Range of Exercise Prices	Weighted-Average Exercise Prices
Outstanding at December 31, 2002	3,618,418	$0.07 – 68.50	$7.27
Granted	1,683,250	1.00 – 3.64	1.29
Exercised	(189,309)	0.07 – 2.34	0.71
Canceled	(1,103,553)	0.16 – 68.50	6.34

Outstanding at December 31, 2003	4,008,806	0.16 – 68.50	5.35
Granted	1,525,250	2.71 – 4.46	3.23
Exercised	(316,406)	0.16 – 3.58	1.52
Canceled	(467,058)	1.22 – 38.06	5.67

Outstanding at December 31, 2004	4,750,592	0.16 – 68.50	4.90
Granted	2,257,500	2.44 – 4.49	3.30
Exercised	(265,936)	.42 – 3.58	1.48
Canceled	(464,840)	1.22 – 38.06	3.72

Outstanding at December 31, 2005	6,277,316	$0.16 – 68.50	$4.55

The following is a summary of options outstanding and exercisable as of December 31, 2005:

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 0.10 - $0.49	59,174	2.8	$0.32
$ 0.50 - $1.99	1,022,328	6.9	1.30
$ 2.00 - $3.99	4,154,025	8.4	3.32
$ 4.00 - $6.99	490,980	5.6	5.13
$ 7.00 - $20.99	478,558	5.1	17.98
$ 21.00 - $68.50	72,251	5.1	31.92

	6,277,316	7.6	$4.55

Stock options exercisable but not subject to repurchase as of December 31, 2005, 2004 and 2003 were 3,203,302, 2,759,285 and 1,960,674, respectively.

Prior to our initial public offering in August 2000, 2,377,404 of the stock options granted to employees had exercise prices below the fair value determined subsequently by our Board of Directors of the underlying shares of Common Stock on the date of grant. As a result, Active Power recorded deferred stock compensation of $15,843. All of this deferred stock compensation had been expensed as of December 31, 2004, including $34 and $100 which was amortized as non-cash compensation during 2004 and 2003, respectively.

During the year ended December 31, 2005, we issued 100,000 restricted shares to an officer of the company and recorded deferred stock compensation of $344. Of this amount $51 was amortized as non cash compensation during 2005 and $293 is included as deferred stock compensation in stockholders’ equity as of December 31, 2005.

Pro forma information regarding net loss is required by SFAS 123 and is provided in footnote 2 above. This information has been determined as if we had accounted for our employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a minimum value option pricing model until the date of the initial public offering and the Black-Scholes option pricing model thereafter, with the following assumptions for the years ended December 31:

	2005	2004	2003
Risk-free interest rate	4.0%	3.0%	3.0%
Weighted-average expected life of the options	4 years	5 years	5 years
Dividend rate	0%	0%	0%
Assumed volatility	78%	100%	100%

The weighted average grant date fair value of options granted during 2005, 2004 and 2003 was $1.87, $2.36 and $0.94, respectively.

Employee Stock Purchase Plan

We offer an Employee Stock Purchase Plan (the “Purchase Plan”) under which eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the market value at semi-annual intervals. As of December 31, 2005, a total of 2,222,243 shares of common stock were authorized for issuance under the Purchase Plan. There were 317,036, 357,004 and 293,531 shares issued under the Purchase Plan in 2005, 2004 and 2003, respectively. Our board of directors has elected to discontinue this plan in 2006.

5. Income Taxes

As of December 31, 2005, the Company had federal net operating loss carryforwards of $164,611 and research and development credit carryforwards of $2,813. The net operating loss and credit carryforwards will expire beginning in 2019, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows:

	2005	2004
Deferred tax assets:
Current deferred tax assets
Reserves and allowances	$1,284	$768
Deferred revenue	10	68
Valuation allowance for current deferred tax assets	(1,291)	(835)

Net current deferred tax assets	3	1

Noncurrent deferred tax assets
Acquired technology	1,653	1,848
Capital expenses	1,024	819
Net operating loss and tax credit carryforwards	61,951	54,882
Unrealized gains/losses	33	32
Valuation allowance for noncurrent deferred tax assets	(64,544)	(57,507)

Net noncurrent deferred tax assets	117	74

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	(120)	(75)

Total current deferred tax liabilities	(120)	(75)

Net current deferred tax asset (liability)	(117)	(74)
Net noncurrent deferred tax asset (liability)	117	74

Net deferred taxes	$0	$0

The Company has established a valuation allowance equal to its net deferred tax asset due to uncertainties regarding their realization based on the Company’s lack of earnings history. The valuation allowance increased by $7,493 during 2005. Approximately $6,336 of the total valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to additional paid-in capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to loss before taxes due to the following for the years ended December 31:

	2005	2004	2003
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(1.6)	(3.0)	(3.0)
Non-cash compensation expense	—	—	0.2
R&D credits generated	(5.6)	(1.5)	—
Change in state rate	9.9	—	—
Permanent items and other	(1.4)	(0.7)	(2.0)
Change in valuation allowance	32.7	39.2	38.8

	0%	0%	0%

6. Commitments

We lease our office and manufacturing facilities under various operating lease agreements. The office space and manufacturing facilities leases are noncancelable and obligate us to pay taxes and maintenance costs. In addition, we lease certain equipment such as copiers and phone systems under noncancelable leases. Rent expense was $1,005, $1,143 and $1,276 for the years ended December 31, 2005, 2004 and 2003, respectively. We lease 13% of our office space from landlords who have contractual agreements with Hill Partners. Some portions of the Company’s lease payments are paid to Hill Partners from our landlord as remuneration for facility management services. One of the Company’s directors, Richard Anderson, is a partner of Hill Partners.

Future minimum payments under these leases at December 31, 2005 are as follows:

2006	$996
2007	798
2008	71
2009	71
2010	35

Total future minimum lease payments	$1,971

We enter into certain commitments to purchase inventory and other items in the course of normal operations. At December 31, 2005, the total of these commitments that will mature in 2006 and 2007 are $5,736 and $17, respectively.

7. Employee Benefit Plan

We maintain a 401(k) Plan that covers substantially all full-time employees. Company contributions to the plan are determined at the discretion of the Board of Directors and vest ratably over five years of service starting after the first year of employment. We did not contribute to this plan in 2005, 2004 or 2003.

8. Geographic Information

Revenues for the year ended December 31 were as follows:

	2005	2004	2003
United States	$10,171	$7,881	$4,665
Europe	1,580	1,988	2,784
Africa	3,106	4,140	596
Other foreign regions	2,931	1,774	845

Total	$17,788	$15,783	$8,890

Revenues from foreign countries above represent shipments to customers located in eighteen countries. Substantially all of our property, plant and equipment is located in the United States.

9. Contingencies

Active Power, Inc., et al. v. Greenwich Insurance Company

Between March 2002 and October 2004, Active Power and Joseph Pinkerton, our Chairman and Chief Executive Officer, were parties to a lawsuit with Magnex Corporation and other plaintiffs alleging breach of a joint venture agreement, misappropriation of trade secrets and other torts. This litigation was settled in October 2004 with the Company paying $5.08 million in settlement that was recorded as an expense in 2004. The plaintiffs dismissed their claims and provided a covenant not to sue the defendants in the future. The plaintiffs further agreed to transfer, assign and otherwise release to the defendants all rights to certain technology involved in the lawsuit,

On July 16, 2004 we filed a lawsuit against Greenwich Insurance Company seeking coverage under an insurance policy providing for management liability and company reimbursement coverage for certain of our and our CEO, Joe Pinkerton’s, expenses and damages related to the Magnex litigation described above.

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

During the course of renewing the Company’s annual Directors and Officer’s Insurance policies in July 2005, we met with Greenwich Insurance Company in an attempt to settle this litigation, but were unsuccessful. Discovery in this case is underway and continuing at this time. On February 10, 2006, Greenwich filed a motion for summary judgment. As of the date of this definitive proxy statement, we have not yet filed a response to this motion.

Selected Quarterly Financial Data (Unaudited)

(Thousands, except per share amounts)	Year Ended December 31, 2005				Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	3,438	4,674	4,516	5,160	3,240	3,715	4,074	4,754
Total margin (loss)	(351)	58	31	22	(811)	(1,154)	(399)	117
Net loss	(5,327)	(5,604)	(5,188)	(6,772)	(5,624)	(6,093)	(10,929)	(5,134)
Net loss per share, basic and diluted	(0.12)	(0.12)	(0.11)	(0.14)	(0.13)	(0.14)	(0.26)	(0.12)

In the fourth quarter of 2005, the Company recorded extra charges of $913 for technology impairments related to license agreements signed in 2000 and 2001 for third party technologies that we have decided not to commercialized and $1,245 for an increase in our provision for doubtful accounts relating to certain foreign customer receivables.

In the third quarter of 2004, the Company recorded a charge of $4,800 for a litigation settlement. In the fourth quarter of 2004, the Company met the performance requirements of a significant contract and recorded revenue of approximately $560 for items that were shipped to customers in the second quarter of 2004.

S-1