Form 10-Q
period 2006-03-31
ACTIVE POWER INC
filed 2006-04-27
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value of $0.001 per share, outstanding at April 24, 2006 was 49,488,584.

ACTIVE POWER, INC.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Active Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,243	$7,590
Restricted cash	116	116
Short-term investments in marketable securities	24,751	31,364
Accounts receivable, net	6,207	5,769
Inventories	4,969	4,242
Prepaid expenses and other	494	596

Total current assets	45,780	49,677
Property and equipment, net	7,359	7,530
Long-term investments in marketable securities	2,959	2,970
Deposits and other	188	188

Total assets	$56,286	$60,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,907	$2,264
Accrued expenses	3,508	3,780
Deferred revenue	395	205

Total current liabilities	5,810	6,249
Stockholders’ equity:
Common stock	49	49
Treasury stock	(5)	(5)
Deferred stock compensation	—	(293)
Additional paid-in capital	237,254	235,147
Accumulated deficit	(186,738)	(180,689)
Other accumulated comprehensive income	(84)	(93)

Total stockholders’ equity	50,476	54,116

Total liabilities and stockholders’ equity	$56,286	$60,365

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Product revenue	$5,044	$2,931
Service and spares revenue	525	507

Total revenue	5,569	3,438

Cost of product revenue	5,137	3,245
Cost of service and spares revenue	576	544

Total cost of revenue	5,713	3,789

Gross margin	(144)	(351)

Operating expenses:
Research and development	2,225	2,231
Selling and marketing	2,659	1,437
General and administrative	1,494	2,137

Total operating expenses	6,378	5,805

Operating loss	(6,522)	(6,156)

Interest income	394	378
Gain due to change in market value of investment rights	—	493
Other income (expense)	79	(42)

Net loss	$(6,049)	$(5,327)

Net loss per share, basic & diluted	$(0.12)	$(0.12)
Shares used in computing net loss per share, basic & diluted	49,183	46,085

Comprehensive loss:
Net loss	$(6,049)	$(5,327)
Change in unrealized loss on investments in marketable securities	(84)	(101)

Comprehensive loss	$(6,133)	$(5,428)

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(6,049)	$(5,327)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	516	462
Amortization of intangible assets	—	28
Accretion of premium/discount on marketable securities	(30)	65
Stock-based compensation	857	174
Change in market value of investments rights	—	(493)
Changes in operating assets and liabilities:
Accounts receivable, net	(438)	1,803
Inventories	(723)	(1,498)
Prepaid expenses and other assets	102	192
Accounts payable	(357)	(459)
Accrued expenses	(272)	186
Deferred revenue	190	104

Net cash used in operating activities	(6,204)	(4,763)

Investing activities
Purchases of marketable securities	(2,132)	(8,140)
Sales/maturities of marketable securities	8,795	12,610
Change in restricted cash	—	625
Purchases of property and equipment	(345)	(212)

Net cash provided by investing activities	6,318	4,883

Financing activities
Net proceeds from issuance of common stock	1,539	19,168

Net cash provided by financing activities	1,539	19,168

Change in cash and cash equivalents	1,653	19,288
Cash and cash equivalents, beginning of period	7,590	17,625

Cash and cash equivalents, end of period	$9,243	$36,913

See accompanying notes.

Active Power, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(Unaudited)

1. Significant Accounting Policies

Basis of presentation: Active Power, Inc. and its subsidiaries (hereinafter referred to as “we”, “Active Power” or the “Company”) design manufacture and market power quality products to provide the consistent, reliable electric power required by customers during electric utility outages. We offer a range of flywheel energy storage systems that provide highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. We have recently broadened our product offerings by developing a battery-free extended runtime technology that utilizes thermal and compressed air storage to provide backup power for minutes to hours depending on the application and that will come to market in 2006. We sell our products globally through direct and Original Equipment Manufacturer (“OEM”) channels. Our current principal markets are North America and Europe, Middle East and Africa (“EMEA”).

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Recently issued accounting standards: In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No.154 changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt SFAS No.154 for accounting changes and error corrections that occur after the beginning of 2006. Our results of operations and financial condition will only be impacted following the adoption of SFAS No.154 if it implements changes in accounting principles that are addressed by the standards or corrects accounting errors in future periods.

In March 2005 the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 requires a company to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably recognized. A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity, such as restoring a facility to its original condition, and where the timing and method of settlement are contingent upon a future event, that may or may not be beyond the company’s control. This liability should be recognized when incurred; typically upon acquisition or entering into a lease. FIN 47 provides guidance as to when suitable information exists to enable a company to determine its liability for a contingent asset retirement obligation. If insufficient information exists to enable a company to measure the liability when incurred, it shall recognize a liability in the period when sufficient information becomes available to estimate its fair value. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently assessing the financial impact of adopting FIN 47 and is obtaining the information necessary to make a determination of the financial impact of adoption.

Stock-based compensation: Effective the beginning of 2006, we adopted SFAS No.123(R), Share-Based Payment, and elected to adopt the modified prospective application method. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. For stock awards granted in 2006, expenses are amortized under the straight-line attribution method. For stock awards granted prior to 2006, expenses are amortized under the single option method prescribed by FASB Interpretation No.28. Previously reported amounts have not been restated. See note 2.

2. Supplemental Balance Sheet Information

Receivables

Accounts receivables consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Trade receivables	$7,316	$7,111
Allowance for doubtful accounts	(1,109)	(1,342)

	$6,207	$5,769

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$3,657	$2,687
Work in process and finished goods	1,624	1,966
Allowances for obsolescence	(312)	(411)

	$4,969	$4,242

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Equipment	$8,488	$8,265
Computers and software	2,432	2,381
Demonstration units	568	480
Furniture and fixtures	345	327
Leasehold improvements	7,043	7,043
Construction in progress	267	307

	19,143	18,803

Accumulated depreciation	(11,784)	(11,273)

	$7,359	$7,530

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2006	December 31, 2006
Compensation and benefits	$1,496	$1,594
Warranty liability	613	644
State, property and sales taxes	87	309
Professional fees	448	419
Other	864	814

	$3,508	$3,780

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is contained in accrued expenses on the accompanying balance sheet.

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2005	$644
Warranty expense	131
Warranty charges incurred	(162)

Balance at March 31, 2006	$613

Contingencies

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

On April 11, 2006 the Court denied Greenwich’s motion for summary judgment in part, and we anticipate a trial date in November 2006. Discovery in the case is ongoing.

Stock Plans

As of March 31, 2006, we had 7,591,080 shares of common stock reserved for issuance under our 2000 stock plan, of which 6,703,408 were subject to outstanding options and 887,672 were available for future grants of stock awards. Options are subject to terms and conditions as determined by our Board of Directors. In February 2006, we cancelled our Stock Purchase Plan.

Stock Options: Our stock options are generally immediately exercisable and vest quarterly over four years beginning from the date of grant. Board of directors’ options typically cliff vest one year from the grant date. The exercise price, term and other conditions applicable to each stock option granted are generally determined by the Compensation Committee of our Board of Directors. The exercise price of each award is set on the grant date and is typically set at the fair market value per share of our stock on that date. All options expire after 10 years. Unexercised options are cancelled 90 days after termination and unvested options are cancelled on the date of employee termination and become available under the Plan for future grants.

Option activity for the first three months of 2006 is summarized as follows:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual life
			(in years)
Outstanding and exercisable – Dec. 31, 2005	6,277,316	$4.55	7.59
Granted	1,138,500	4.11	9.93
Exercised	(508,950)	2.50	6.89
Cancelled or expired	(203,458)	8.66	6.60

Outstanding and exercisable – March 31, 2006	6,703,408	$4.51	7.85

The weighted average fair value of options granted during the three-month period ending March 31, 2006 was $2.60. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options at the date of exercise) exercised during the three months ended March 31, 2006 was $914,000. The aggregate intrinsic value of outstanding and exercisable options at March 31, 2006 was $10.7 million. During the three months ended March 31, 2006, the amount of cash received from the exercise of options was $1.2 million.

Changes in our non-vested options for the three months ended March 31, 2006 are summarized as follows:

	Number of Shares	Weighted average fair value per share
Non-vested – December 31, 2005	3,126,099	$1.65
Granted	1,138,500	2.60
Vested	(472,323)	1.96
Cancelled	(82,377)	1.92

Non-vested – March 31, 2006	3,709,899	$2.00

As of March 31, 2006 there was $7.1 million of total unrecognized compensation cost, related to non-vested stock options, that is expected to be recognized over a weighted-average vesting period of 1.71 years. The total fair value of options vested during the three months ended March 31, 2006 was $926,000.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities are based on implied and historical volatilities. The expected life of options granted is based on historical experience and on the terms and conditions of the options. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. Assumptions used in the Black-Scholes model are presented below:

Three Months Ended	March 31, 2006
Stock Plans:
Average expected life in years	6.0
Expected volatility	65.01%
Weighted average risk-free interest rate	4.75%
Expected forfeitures	5.00%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life. For purposes of this valuation model, no dividends have been assumed.

Restricted Stock: As of March 31, 2006 there were 100,000 shares of restricted stock outstanding, of which 50,000 were performance-based stock awards. For service-based restricted stock awards, restrictions lapse on the one-year anniversary of the grant date. For the performance-based restricted stock awards, vesting is contingent upon meeting certain performance goals during 2006.

There were no grants or cancellation of restricted stock during the three-months ended March 31, 2006. The fair value and compensation expense for restricted stock was determined before implementation of SFAS No. 123(R). Compensation expense for the three months ended March 31, 2006 for restricted stock was $85,000 and is included in general and administrative expense. As of March 31, 2006 there was $208,000 of total unrecognized compensation cost, related to non-vested restricted stock awards, that is expected to be recognized over the remainder of 2006.

Stock-Based Compensation Expense: Total compensation costs relating to our stock plans in the three-months ended March 31, 2006 was $857,000 and included the following:

Three months ended March 31, 2006
Stock-based compensation expense by caption:
Cost of product revenue	$111,000
Cost of service and spares revenue	13,000
Research and development	222,000
Selling and marketing	190,000
General and administrative	321,000

$857,000

Stock-based compensation expense by type of award:
Stock options	$595,000
Stock purchase plan	177,000
Restricted stock awards	85,000

$857,000

Stock-based compensation expense of $4,000 was capitalized and remained in inventory at the end of March 2006. As of March 31, 2006, $7.3 million of total unrecognized compensation costs related to non-vested awards that is expected to be recognized over a weighted average period of 1.67 years.

Through 2005, we accounted for our stock plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma income and per share data as if a fair value method had been used to account for stock-based compensation for the three months ended March 31, 2005 (in thousands, except per share amounts):

Three months ended March 31, 2005
Net loss – as reported	$(5,327)
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	174
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(1,609)

Pro forma net loss	$(6,762)

Earnings per share
Basic and diluted – as reported	$(0.12)
Basic and diluted – pro forma	$(0.15)

Change in Market Value of Investment Rights

In February 2005 in connection with a private placement of common stock to certain investors, we granted the investors certain Additional Investment Rights that entitled the investors to acquire additional shares on the same terms and condition as the private placement. In accordance with the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of the Additional Investment Rights was determined at the time of issuance based on the proceeds of the offering and the relative fair values of the securities and the Additional Investment Rights. We used the Black-Scholes valuation model to determine the fair value of the Additional Investment Rights, and accordingly attributed a value of $964,000 to the Additional Investment Rights, which was recorded as additional paid-in capital. Changes in the fair value of the Additional Investment Rights since the date of issuance were required to be reflected in our earnings. The rights were revalued to their market value of $471,000 at March 31, 2005, with the resultant gain of $493,000 recorded as other income during the three-month period ended March 31, 2005.

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Net loss	$(6,049)	$(5,327)

Basic and diluted:
Weighted-average shares of common stock Outstanding	49,183	46,085

Shares used in computing net loss per share, basic and diluted	49,183	46,085

Net loss per share, basic and diluted	$(0.12)	$(0.12)

Our calculation of diluted loss per share excludes 6,703,408 and 5,725,105 shares of common stock issuable upon exercise of employee stock options as of March 31, 2006 and 2005, respectively, because their inclusion in the calculation would be anti-dilutive. As of March 31, 2006 and 2005, there was no common stock subject to repurchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation for the year ended December 31, 2005 included in our Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part II, Item 1A for a discussion of items that may affect our future results.

Overview

We design, manufacture and market power quality products that provide the consistent, reliable electric power required by customers during electric utility outages. We believe that we are the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for the lead-acid batteries used in conventional power quality installations. Our first commercial product was a battery-free DC system (CleanSource® DC) that is used as a bridging energy source in typical power quality installations and is compatible with all major uninterruptible power supply (UPS) brands. Leveraging our expertise in this technology, we have also developed a battery-free UPS system that incorporates our flywheel technology with a UPS system (CleanSource UPS). The CleanSource UPS is also marketed by Caterpillar Inc. under the brand name “Cat® UPS”. Between 2003 and 2005, we broadened our product offerings and expanded our available markets by developing additional battery-free UPS systems to address customer needs at both higher and lower power levels. Our family of battery-free UPS products currently ranges from 65 kVA – 1200 kVA. By paralleling our megawatt-class UPS systems together, we currently provide 2400 kVA UPS systems and are able to provide up to 3600 kVA battery-free UPS systems to customers. In addition, we also provide customers with continuous power systems (CPS), which are comprised of our UPS systems, third party ancillary equipment such as engine generators and transfer switches, and installation and start-up services.

During 2004 and 2005 we developed a battery-free extended runtime technology (one that provides backup power for minutes to hours depending on the application) that utilizes thermal and compressed air storage (TACAS). This TACAS technology typically operates at lower power levels than our flywheel products, and is sold as a minute-for-minute DC replacement for lead-acid batteries. This product is being marketed as the CoolAirTM DC. We shipped the first evaluation unit of this extended runtime product in December 2004, and shipped additional evaluation units throughout 2005 before formally launching this product for commercial sale in the fourth quarter of 2005. We recorded our first sale of CoolAir DC in December 2005 and will begin commercial production of CoolAir DC in the first half of 2006. In addition, where customers desire a complete backup solution with an extended runtime, we have introduced the CoolAir UPS that couples our CoolAir DC product with a third-party double-conversion UPS. We entered into a supply arrangement with General Electric in 2005 to provide us with the UPS component of this product.

We distribute our products through a variety of channels, including OEMs, independent power quality representatives, manufacturer’s representatives, and through direct sales personnel to maximize market coverage and penetration. Our products are sold for use in the facilities of companies across many different industries that all share a critical need for reliable, high-quality power, such as broadcasters, hospitals, credit card processing centers, semiconductor manufacturers, pharmaceutical manufacturers, plastics manufacturers, data centers and electric utilities. Sales have been spread across many different countries from many regions of the world. Our primary markets are currently North America and Europe, Middle East and Africa (EMEA).

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

Allowance for Doubtful Accounts

Trade receivables are recorded at the stated amount, less an allowance for doubtful accounts. The allowance represents estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to the customer’s potential insolvency. The allowance includes amounts for certain customers where a risk of default has been specifically identified. In addition, the allowance includes a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with certain customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, risks unique to particular geographic regions, historical experience and existing economic conditions. Historically, a large portion of our sales were made through OEM channels to a few large customers, and so our credit losses have been minimal. As we integrate additional distribution channels into our business and increase our direct sales to more, and smaller customers, the risk of credit loss may increase. In accordance with this policy, our allowance for doubtful accounts was $1.1 million and $1.3 million at March 31, 2006 and December 31, 2005, respectively.

Inventory Reserve

Inventories are priced at the lower of cost (using the first-in-first-out method) or market. We estimate inventory reserves on a quarterly basis and record reserves for obsolescence or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns and specific identification of items, such as product discontinuance, damaged goods or engineering/material changes.

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

Stock-based Compensation

Beginning in 2006, we adopted SFAS No. 123(R) using the modified prospective application method and began accounting for our stock-based compensation using a fair-value based recognition method. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information that can change significantly over time. A small change in the estimates used can have a relatively large change in the estimated valuation.

We use the Black-Scholes option valuation model to value employee stock awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting that were granted after 2005, we recognize compensation expense using the straight-line amortization method.

Results of Operations

($ in thousands)	Three months ended March 31,				Variance 2006 vs. 2005		Three months ended Dec. 31, 2005	Variance to Q4
	2006	% of total revenue	2005	% of total revenue	$	%		$
Product revenue	$5,044	91%	$2,931	85%	$2,113	72%	$4,786	$258
Service and spares revenue	525	9	507	15	18	4	374	151

Total revenue	5,569	100	3,438	100	2,131	62	5,160	409

Cost of product revenue	5,137	92	3,245	94	1,892	58	4,811	326
Cost of service and spares revenue	576	10	544	16	32	6	327	249

Total cost of revenue	5,713	103	3,789	110	1,924	51	5,138	575

Gross margin	(144)	(3)	(351)	(10)	207	59	22	(166)
Operating expenses:
Research and development	2,225	40	2,231	65	(6)	(0)	3,341	(1,116)
Selling and marketing	2,659	48	1,437	42	1,222	85	1,949	710
General and administrative	1,494	27	2,137	62	(643)	(30)	1,898	(404)

Total operating expenses	6,378	115	5,805	169	573	10	7,188	(810)

Operating loss	(6,522)	(117)	(6,156)	(179)	(366)	(6)	(7,166)	644
Interest income	394	7	378	11	16	4	420	(26)
Gain due to change in market value of investment rights	—	0	493	14	(493)	(100)	—	—
Other income (expense)	79	1	(42)	(1)	121	288	(26)	105

Net loss	$(6,049)	(109)%	$(5,327)	(155)%	$(722)	(14)%	$(6,772)	$723

Product revenue. Product revenue consists of sales of our CleanSource power quality products, comprising both UPS and DC product lines, and sales of Continuous Power Systems (CPS) which are comprised of our UPS systems, some combination of third-party ancillary equipment, such as engine generators and switchgear, and installation and start-up services.

The increase in product revenue from the same period of 2005 was due to higher sales of our DC and megawatt-class UPS product lines and continued growth from our direct sales channel. When we sell product directly, as compared to through our OEM channels, we typically generate higher prices and better contribution margins as we do not have to offer channel discounts. The average selling price over the first three months of 2006 was $54,000 per quarter-megawatt flywheel, compared to $59,000 over the same period in 2005 due to higher DC sales and OEM deals at lower average prices than our direct sales. A single product, depending on its power rating, may be comprised of multiple flywheel units.

During the quarter ended March 31, 2006 we sold 91 flywheel units compared to 43 in the comparable period of 2005. This includes a significantly higher number of DC wheels compared to 2005 that typically sell at lower average selling prices than our UPS wheels. Our CPS revenues were 8% of product revenue compared to 14% of product revenue in the comparable period of 2005. CPS revenue is typically tied to higher power system sales and tend to be larger in amount and more infrequent, with longer sales cycles. The frequency and timing of such revenue is more volatile and can result in material changes in period- to-period revenue. The current quarter included $428,000 of CPS revenues from previously announced large transactions.

North American sales were 74% of our total revenue for the three-month period ended March 31, 2006 compared to 62% for the same period of 2005, and 64% in the immediately preceding quarter. This increase is due to several large megawatt-class and DC system sales made in this region during Q1.

During 2005 in an effort to expand the territories in which we sell our Active Power branded products, we began to increase our direct sales organization, particularly in EMEA. We anticipate higher sales from these regions in 2006 as a result of these efforts. Sales of Active Power branded products through our direct and manufacturer’s representative channels were 36% of our total revenues for the three-month period ended March 31, 2006 compared to 38% for the same period of 2005. Direct sales typically have higher profit margins than sales through our OEM channels; therefore, increasing our direct sales channel is expected to result in increased revenue and improved profit margins. We believe sales of our Active Power branded products to government facilities and industrial customers in regions that were not covered by our OEMs will continue to increase over time and will become a larger percentage of our total revenue.

Our products perform well in harsh environments where power quality is particularly poor, which makes them a good fit for industrial countries with a poor power infrastructure and therefore we have focused our direct sales efforts to these customers. Due to the large size of some of our customer orders relative to our current total revenue levels, our quarterly total revenue trend and the proportion of sales made directly by us can be expected to fluctuate quarterly from the amounts recorded so far in 2006. Caterpillar remains our largest OEM partner and largest customer, and represented 46% of our product revenue for both the three-month periods ended March 31, 2006 and March 31, 2005. We have had recent success with Caterpillar selling our megawatt-class UPS products along with their large engine generators, and expect total revenue from this channel to increase in 2006. We have also seen and anticipate a further increase in capital spending in data centers where there is a requirement for higher-density power solutions such as flywheels, and believe that this will result in higher product revenue levels for us in 2006.

Service and spares revenue. Service and spares revenue primarily relates to revenue generated from installation, startup, repairs or reconfigurations of our products, and the sale of spare or replacement parts to our OEM and end-user customers. It also includes revenue associated with the costs of travel of our service personnel. Service and spares revenue increased by 4% for the three month period ended March 31, 2006 compared to the same prior year period. We anticipate that service and spares revenue will continue to grow with product revenue and as our installed base of product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required. As sales through our Active Power branded channels increase, these revenues will increase further because our OEM’s would typically provide these services to their end-user customers.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. Cost of product revenue in the quarter ended March 31, 2006 also included $111,000 of stock-based compensation expense following the adoption of Financial Accounting Standard No. 123(R). This had the effect of decreasing our reported gross margin by 2% for the quarter ended March 31, 2006. The cost of product revenue as a percentage of total revenue in the three-month period ended March 31, 2006 decreased compared to the comparable period in 2005 due to improved efficiency in our manufacturing operations and material and overhead costs reductions. We have instituted programs to reduce product and component costs where feasible and this has resulted in a decrease in materials costs as a percentage of product revenue. We continue to operate a manufacturing facility that has a capacity level significantly greater than our current product revenue levels. A large portion of the costs involved in operating our manufacturing facility are fixed in nature and we incur approximately $1.2 million to $1.5 million in unabsorbed overhead each quarter. We reduced our manufacturing staff levels in 2003 and have continued to reduce our overhead levels where feasible. We also continue to work on reducing our product costs. We have achieved gross-margin break-even in three of the last four quarters at revenue levels of between $4.5 million and $5.5 million, however, our accomplishment of gross-margin break even is heavily dependent upon the sales channel mix at this revenue level. Our ability to maintain positive product gross margin will depend on multiple factors, including our ability to continue to reduce material costs, improve our sales channel mix in favor of direct sales versus OEM, and to increase our total revenues to a level that will allow us to improve the utilization of our manufacturing operations.

Items that could impact our ability to further improve our gross margin include sales product volume and mix, pricing discounts and customer incentives, currency fluctuations, and variations in our product cost and productivity.

Cost of service and spares revenue. Cost of service and spares revenue includes the cost of component parts, as well as labor and overhead of our spare parts, costs associated with travel and labor used in servicing a unit and unabsorbed overhead from the service group. The cost of service and spares revenue increased slightly in the three-month period ended of March 31, 2006 compared to the same period of 2005. This increase is consistent with the increase in service and spares revenue, however compared to the three-month periods ended March 31, 2005 and December 31, 2005, cost of service and spares revenue gross margin has decreased as we have added more service personnel to support our growing installed base of products.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and product development activities, as well as an allocated portion of our occupancy costs. Included in research and development expenses is $222,000 of stock-based compensation expense. This expense offset a slight decrease in research and development expenses in the three-month period ended March 31, 2006 compared to the same period in 2005 that was primarily driven by lower headcount. Overall our research and development expenses were approximately the same as in the first quarter of 2005. They decreased by $1.1 million or 33% compared to the immediately preceding quarter due to the absence of impairment charges that were recorded last quarter and from moderation of development and prototyping costs related to the development of our CoolAirTM DC product and from costs incurred in paralleling our CPS products. We believe research and development expenses in the second quarter will stay at similar levels to those recorded in the first quarter.

Selling and marketing. Selling and marketing expenses primarily comprise compensation and related costs for sales and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs. Included in the selling and marketing expenses this quarter was $190,000 for stock-based compensation expense. Sales and marketing costs increased by $1.2 million or 85% in the quarter ended March 31, 2006 compared to the same period of 2005. The increase in our sales and marketing costs reflect increased headcount to 41 people from 30 a year earlier, as we have expanded our direct sales and support team in EMEA, and increased variable compensation relating to higher sales levels. We have expanded our marketing team since the beginning of 2005 and increased expenditures on marketing and direct sales-support activities as part of an effort to facilitate more direct sales.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including sales, property and franchise taxes. Included in general and administrative expenses this quarter was $321,000 of stock-based compensation expense. General and administrative expenses decreased by 30% or $643,000 compared to the same period of 2005. This decrease was due to the absence of sales tax expenses and higher auditing and professional fees recorded in 2005, and the recovery of $236,000 of previously-reserved doubtful accounts during the current quarter. These savings were offset by stock-based compensation expense and higher legal fees in connection with the Greenwich litigation. General and administrative expenses were 21% lower from the immediately prior quarter when we made a $1.2 million allowance for doubtful accounts. We expect general and administrative expenses to be slightly higher in the next quarter.

Interest income. Interest income has increased slightly from $394,000 to $378,000 in the three-month periods ended March 31, 2006 and 2005, respectively. Higher interest rates have offset the fact that our average cash and investments balance over the three month period ending March 31, 2006 has decreased by approximately $13.1 million or 25% compared to the average balance over the comparable period ending March 31, 2005.

Gain from change in Market Value of Additional Investment Rights. On February 4, 2005, we completed the private placement of 5,454,510 shares of our common stock at a price of $3.64 per share, for an aggregate offering of approximately $19.8 million, to certain purchasers. We also issued Additional Investment Rights to purchase 1,636,353 shares of Common Stock to the Purchasers, at an exercise price per share of $3.64. The Additional Investment Rights were not exercised and expired on August 18, 2005.

In accordance with the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of the Additional Investment Rights was determined at the time of issuance based on the proceeds of the offering and the relative fair values of the securities and the Additional Investment Rights. We used the Black-Scholes valuation model to determine the fair value of the Additional Investment Right, and accordingly attributed a value of $964,000 to the Additional Investment Rights, which was recorded as additional paid in capital. Changes in the fair value of the Additional Investment Rights since the date of issuance due to fluctuations in the value of our stock were required to be reflected in our earnings. The rights were revalued to their market value of $471,000 at March 31, 2005, with the resultant gain of $493,000 recorded as other income during the three-months ended March 31, 2005. As these investment rights expired in the third quarter of 2005, there was no impact related to the Additional Investment Rights in the three-month period ended March 31, 2006.

Other income (expense). Other income in this quarter included cost recoveries from annual audits of our real estate leases. The 2005 amount included $84,000 of realized losses on marketable securities.

Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2006 consisted of $37.0 million of cash and investments. We have primarily funded our operations through a private placement of our common stock in February 2005 that resulted in net proceeds of $18.7 million, our initial public offering in August 2000, that resulted in net proceeds of $138.4 million, sales of shares of our preferred stock from 1992 to 1999, which have resulted in gross proceeds of approximately $42.6 million, as well as $10.0 million in development funding received from Caterpillar since 1999, and our product revenue.

The following table summarizes the yearly changes in cash used in operating activities:

($ in thousands)	Three months ended March 31,		Variance 2006 vs. 2005
	2006	2005	$	%
Cash used in operating activities	$(6,204)	$(4,763)	$(1,441)	30%

Cash used in operating activities increased by 30% compared to the same period of 2005. This is primarily attributable to an increase in our receivables balance resulting from higher revenues. Our revenues are approximately $2.1 million higher at March 2006 compared to March 2005, and a large portion of these revenues were uncollected at the end of the period. Offsetting this use of funds, we were more efficient with our working capital and compared to the prior year invested less funds into inventory and paid down less payables and accrued expenses. Our higher net loss was largely attributable to the $857,000 stock-based compensation charge which is non-cash in nature and did not affect our liquidity. We anticipate cash used in operating activities to increase in the second quarter as we position the Company for future growth by increasing inventories of our CoolAir product as its production and sales volumes increase.

Investing activities primarily consist of sales and purchases of investments, use of restricted cash and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these funds to finance our ongoing operations. Capital expenditures were $345,000 in the three-month period ending March 31, 2006 compared to $212,000 in the same period of 2005.

Funds provided by financing activities during the three-months ended March 31, 2006 reflect proceeds from employee share purchases, including stock option exercises and from the Employee Stock Purchase Plan that we discontinued in February. The significant decrease in funds from financing activities compared to the comparable period of 2005 is due to the fact that during the first quarter of 2005 we completed a private placement of 5,454,510 shares of our common stock that resulted in net proceeds to us of $18.7 million.

We believe our existing cash and investments balances at March 31, 2006 will be sufficient to meet our cash requirements through the next 12 months, although we may elect to seek additional funding prior to that time. Beyond the next 12 months, our cash requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products including the CoolAir DC product family, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No.154 changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt SFAS No.154 for accounting changes and error corrections that occur after the beginning of 2006. Our results of operations and financial condition will only be impacted following the adoption of SFAS No.154 if it implements changes in accounting principles that are addressed by the standards or corrects accounting errors in future periods.

In March 2005 the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 requires a company to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably recognized. A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity, such as restoring a facility to its original condition, and where the timing and method of settlement are contingent upon a future event, that may or may not be beyond the company’s control. This liability should be recognized when incurred; typically upon acquisition or entering into a lease. FIN 47 provides guidance as to when suitable information exists to enable a company to determine its liability for a contingent asset retirement obligation. If insufficient information exists to enable a company to measure the liability when incurred, it shall recognize a liability in the period when sufficient information becomes available to estimate its fair value. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently assessing the financial impact of adopting FIN 47 and is obtaining the information necessary to make a determination of the financial impact of adoption.

Stock-based compensation: Effective the beginning of 2006, we adopted SFAS No.123(R), Share-Based Payment, and elected to adopt the modified prospective application method. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. For stock awards granted in 2006, expenses are amortized under the straight-line attribution method. For stock awards granted prior to 2006, expenses are amortized under the single option method prescribed by FASB Interpretation No.28. Previously reported amounts have not been restated. As of March 31, 2006 there was $7.3 million of total unrecognized compensation cost related to nonvested awards that is expected to be recognized over a weighted average period of 1.67 years.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by $320,000.

Our international sales are made primarily in U.S. dollars. Those sales in currencies other than U.S. dollars can result in translation gains and losses. As we increase sales in foreign markets, we anticipate making more sales denominated in foreign currencies, primarily euros and pounds. Currently, we do not engage in hedging activities for our international operations. However, we may engage in hedging activities in the future.

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 2 – “Risk Factors that May Affect Future Results” above. Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(f) under the Securities Exchange Act of 1934. Based on their evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2006, (the end of the period covered by this Quarterly Report on Form 10-Q) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. During the three months ended March 31, 2006 there was no change in our internal control over financial reporting that occurred that has materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 11, 2006 the Court denied Greenwich’s motion for summary judgment in part, and we anticipate a trial date in November 2006. Discovery in the case is ongoing.

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

We have incurred operating losses since our inception and expect to continue to incur losses for at least the next several quarters. As of March 31, 2006, we had an accumulated deficit of $186.7 million. To date, we have funded our operations principally through the sale of our stock, product revenue and development funding payments from Caterpillar. We will need to generate significant additional revenue to achieve profitability, and we cannot assure you that we will ever realize sufficient additional revenue to achieve profitability. We also expect to incur product development, sales and marketing and administrative expenses in excess of our revenue after costs, and, as a result, we expect to continue to incur losses for the next several quarters.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenue and may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

We have generated a total of $86.0 million in product revenue since January 1, 1998, with $5.6 million generated in the three months ended March 31, 2006. We are uncertain whether our products will achieve market acceptance such that our revenue will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses, particularly rent and salaries, are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses, if desired, in a timely manner to offset any revenue shortfall. If our revenue does not increase as anticipated, we will continue to incur significant losses. As a result of the foregoing, we cannot assure you that our revenues will grow or remain stable in future periods or that we will become profitable. In addition, in some future quarters, our financial results may be below the expectations of public market analysts or investors. In such event, the market price of our common stock would likely fall.

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

The percentage of our product revenue derived from customers located outside of the United States was 45%, 50% and 48% in 2005, 2004 and 2003, respectively. In the three-month period ended March 31, 2006 we derived 26% of our total revenues from sales to international customers. Our international operations are subject to a number of risks, including:

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

The future growth of our business will depend in part on our ability to expand our existing relationships with distributors, to identify and develop additional channels for the distribution and sale of our products and to manage these relationships. As part of our growth strategy, we may expand our relationships with distributors and develop relationships with new distributors. We will also look to identify and develop new relationships with additional parties that could serve as an outlet for our products, including CoolAir DC. As of March 31, 2006 we have broadened our sales and distribution channel by offering our products through 30 manufacturer’s representatives throughout North America. In 2005 we also entered into a long-term supply agreement with GE Zenith Controls to source UPS systems from them that we intend to sell along side our CoolAir DC product. Our inability to successfully execute this strategy, and to integrate and manage our existing OEM channel partners, Caterpillar and Eaton Powerware, and our new manufacturer’s representatives could impede our future growth.

We are significantly dependent on our relationship with Caterpillar, our primary OEM customer. If this relationship is unsuccessful, for whatever reason, our business and financial prospects would likely suffer.

Caterpillar and its dealer network are our primary OEM customer for our flywheel based products. Caterpillar and its dealer network accounted for 42%, 54% and 60% of our revenue, during 2005, 2004 and 2003, respectively. In the three-month period ended March 31, 2006 Caterpillar and its dealer network accounted for 46% of our revenue. If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the Cat UPS product is not successful or suffers a material change, our business and financial prospects would likely suffer. Pursuant to our distribution agreement with Caterpillar, they are the exclusive OEM distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units. Pursuant to our development agreements Caterpillar has provided us with $10.0 million in funding to support the development of the Cat UPS product line and other development efforts. In exchange for these payments, Caterpillar received co-ownership of the proprietary rights in this product. Either Caterpillar or Active Power may license to others the intellectual property that we jointly own without seeking the consent of the other, and the licensing party will solely retain all licensing revenue generated by licensing this intellectual property. However, we may not license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. Caterpillar may terminate this agreement at any time by giving us 90 days advance written notice.

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

Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities, marketing activities or the development of our manufacturing capabilities with our revenue and our cash on hand. We expect that our current cashand investments, together with our other available sources of working capital, will be sufficient to fund corporate cash requirements for at least twelve months. However, unforeseen delays or difficulties in these activities could increase costs and exhaust our resources prior to the full commercialization of our products under development. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

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

Historically the market price of our common stock has fluctuated significantly. In 2005 the sales price of our common stock ranged from $2.39 to $4.66. During the three-month period ending March 31, 2006 the sales price of our common stock ranged from $3.83 to $5.01. In addition to those risks described earlier in this section, the market price of our common stock can be expected to fluctuate significantly in response to numerous other factors, many of which are beyond our control, including the following:

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

We did not repurchase any common stock in the first quarter of 2006.

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

ACTIVE POWER, INC.
(Registrant)

April 27, 2006	/s/ Joseph F. Pinkerton, III
(Date)	Joseph F. Pinkerton, III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

April 27, 2006	/s/ John K. Penver
(Date)	John K. Penver Vice President of Finance, Chief Financial Officer and Secretary (Principal Accounting Officer)