Form 10-Q
period 2006-06-30
ACTIVE POWER INC
filed 2006-07-28
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of common stock, par value of $0.001 per share, outstanding at July 24, 2006 was 49,773,380.

ACTIVE POWER, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Active Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,585	$7,590
Restricted cash	116	116
Short-term investments in marketable securities	16,380	31,364
Accounts receivable, net	4,083	5,769
Inventories	8,002	4,242
Prepaid expenses and other	407	596

Total current assets	43,573	49,677
Property and equipment, net	7,848	7,530
Long-term investments in marketable securities	1,952	2,970
Deposits and other	188	188

Total assets	$53,561	$60,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,952	$2,264
Accrued expenses	3,982	3,780
Deferred revenue	365	205

Total current liabilities	7,299	6,249
Stockholders’ equity:
Common stock	50	49
Treasury stock	(5)	(5)
Deferred stock compensation	—	(293)
Additional paid-in capital	239,024	235,147
Accumulated deficit	(192,733)	(180,689)
Other accumulated comprehensive loss	(74)	(93)

Total stockholders’ equity	46,262	54,116

Total liabilities and stockholders’ equity	$53,561	$60,365

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Product Revenue	$4,835	$4,157	$9,879	$7,088
Service and spares revenue	631	517	1,156	1,024

Total revenue	5,466	4,674	11,035	8,112

Cost of product revenue	5,021	4,119	10,158	7,364
Cost of service and spares revenue	567	497	1,143	1,041

Total cost of revenue	5,588	4,616	11,301	8,405

Gross Margin	(122)	58	(266)	(293)

Operating expenses:
Research and development	2,039	2,807	4,264	5,038
Selling and marketing	2,616	1,889	5,275	3,326
General and administrative	1,853	1,686	3,347	3,823

Total operating expenses	6,508	6,382	12,886	12,187

Operating loss	(6,630)	(6,324)	(13,152)	(12,480)
Interest income	382	418	776	796
Other income (loss), net	253	(19)	332	(61)
Gain due to change in market value of investment rights	—	321	—	814

Net loss	$(5,995)	$(5,604)	$(12,044)	$(10,931)

Net loss per share, basic & diluted	$(0.12)	$(0.12)	$(0.24)	$(0.23)
Shares used in computing net loss per share, basic & diluted	49,648	48,586	49,516	47,361

Comprehensive loss:
Net loss	$(5,995)	$(5,604)	$(12,044)	$(10,931)
Translation loss on subsidiaries in foreign currencies	(3)	—	(3)	—
Unrealized gain (loss) on investments in marketable securities	13	58	22	(43)
Realized loss on marketable securities	—	7	—	7

Comprehensive loss	$(5,985)	$(5,539)	$(12,025)	$(10,967)

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net loss	$(12,044)	$(10,931)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,051	931
Amortization of intangible assets	—	56
Accretion of premium / discount on marketable securities	(48)	76
Realized loss on marketable securities		7
Stock-based compensation	1,644	174
Change in market value of investments rights	—	(814)
Changes in operating assets and liabilities:
Accounts receivable, net	1,686	956
Inventories	(3,751)	(1,461)
Prepaid expenses and other assets	189	320
Accounts payable	688	(39)
Accrued expenses	202	1,561
Deferred revenue	160	112

Net cash used in operating activities	(10,223)	(9,052)

Investing activities
Purchases of marketable securities	(9,875)	(22,102)
Sales/Maturities of marketable securities	25,947	14,603
Change in restricted cash	—	490
Purchases of property and equipment	(1,369)	(403)

Net cash provided by (used in) investing activities	14,703	(7,412)

Financing activities
Net proceeds from issuance of common stock	2,518	19,130

Net cash provided by financing activities	2,518	19,130

Translation loss on subsidiaries in foreign currencies	(3)	—

Change in cash and cash equivalents	6,995	2,666
Cash and cash equivalents, beginning of period	7,590	17,625

Cash and cash equivalents, end of period	$14,585	$20,291

See accompanying notes.

Active Power, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(Unaudited)

1. Significant Accounting Policies

Basis of presentation: Active Power, Inc. and its subsidiaries (hereinafter referred to as we, Active Power or the Company) design, manufacture and market power quality products to provide the consistent, reliable electric power required by customers during electric utility outages. We offer a range of flywheel energy storage systems that provide highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. We have recently broadened our product offerings by developing a battery-free extended runtime technology that utilizes thermal and compressed air storage to provide backup power for minutes to hours depending on the application. We introduced this product in 2006. We sell our products globally through direct and Original Equipment Manufacturer (OEM) channels. Our current principal markets are North America and Europe, Middle East and Africa (EMEA).

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

Recently issued accounting standards: In June 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. This

Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

Stock-based compensation: Effective the beginning of 2006, we adopted SFAS No.123(R), Share-Based Payments, and elected to adopt the modified prospective application method. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. For stock awards granted in 2006, expenses are amortized under the straight-line attribution method. For stock awards granted prior to 2006, expenses are amortized under the single option method prescribed by FASB Interpretation No.28. Previously reported amounts have not been restated. See Note 2.

2. Supplemental Balance Sheet Information

Receivables

Accounts receivables consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Trade receivables	$5,307	$7,111
Allowance for doubtful accounts	(1,224)	(1,342)

	$4,083	$5,769

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$5,121	$2,687
Work in process and finished goods	3,237	1,966
Allowances for obsolescence	(356)	(411)

	$8,002	$4,242

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Equipment	$8,888	$8,265
Computers and software	2,454	2,381
Demonstration units	995	480
Furniture and fixtures	327	327
Leasehold improvements	7,066	7,043
Equipment under lease agreements	187	—
Construction in progress	224	307

	20,141	18,803

Accumulated depreciation	(12,293)	(11,273)

	$7,848	$7,530

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Compensation and benefits	$1,587	$1,594
Warranty liability	616	644
State, property and sales taxes	171	309
Professional fees	706	419
Other	902	814

	$3,982	$3,780

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is contained in accrued expenses on the accompanying balance sheet.

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2005	$644
Warranty expense	367
Warranty charges incurred	(395)

Balance at June 30, 2006	$616

Contingencies

Between March 2002 and October 2004, Active Power and Joseph Pinkerton, our Chairman and then-Chief Executive Officer, were parties to a lawsuit with Magnex Corporation and other plaintiffs alleging breach of a joint venture agreement, misappropriation of trade secrets and other torts. As disclosed in our 2004 Annual Report on Form 10-K, this litigation was settled in October 2004 with the Company paying $5.08 million in settlement expense in 2004. The plaintiffs dismissed their claims and provided a covenant not to sue the defendants in the future. The plaintiffs further agreed to transfer, assign and otherwise release to the defendants all rights to certain technology involved in the lawsuit.

On July 16, 2004 we filed a lawsuit against Greenwich Insurance Company seeking coverage under an insurance policy providing for management liability and company reimbursement coverage for certain of our and our then-CEO, Joe Pinkerton’s, expenses and damages related to the Magnex litigation described above.

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

On April 11, 2006 the Court denied Greenwich’s motion for summary judgment in part. In July we engaged in a court-mandated mediation with regard to this litigation but were unable to reach a resolution of the dispute. Discovery and other proceedings in the case are ongoing. We anticipate a trial date in November 2006.

Stock Plans

As of June 30, 2006, we had 7,240,616 shares of common stock reserved for issuance under our 2000 stock plan, of which 6,445,341 were subject to outstanding options and 795,275 were available for future grants of stock awards. Options are subject to terms and conditions as determined by our Board of Directors. We formerly had a Stock Purchase Plan but this was cancelled in February 2006.

Stock Options: Our stock options are generally immediately exercisable and vest quarterly over four years beginning from the date of grant. Board of directors’ options typically cliff vest one year from the grant date. The exercise price, term and other conditions applicable to each stock option granted are generally determined by the Compensation Committee of our Board of Directors. The exercise price of each award is set on the grant date and is typically set at the fair market value per share of our stock on that date. All options expire after 10 years. Unexercised options are cancelled 90 days after termination and unvested options are cancelled on the date of termination and become available under the Plan for future grants.

Option activity for the first six months of 2006 is summarized as follows:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual life
			(in years)
Outstanding and exercisable – Dec. 31, 2005	6,277,316	$4.55	7.59
Granted	1,457,500	4.72	9.75
Exercised	(859,414)	2.62	6.58
Cancelled or expired	(430,061)	5.73	6.85

Outstanding and exercisable – June 30, 2006	6,445,341	$4.78	7.79

The weighted average fair value per share of options granted during the three-month and six-month periods ending June 30, 2006 was $3.18 and $3.03, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options at the date of exercise) during the three-month and six-month periods ended June 30, 2006 was $755,000 and $1.7 million, respectively. The aggregate intrinsic value of outstanding and exercisable options at June 30, 2006 was $2.0 million. During the three-month and six-month periods ended June 30, 2006, the amount of cash received from the exercise of options was $976,000 and $2.2 million, respectively.

As of June 30, 2006 there was $7.7 million of total unrecognized compensation cost, related to non-vested stock options, that is expected to be recognized over a weighted-average vesting period of 1.63 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities are based on implied and historical volatilities. The expected life of options granted is based on historical experience and on the terms and conditions of the options. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant. Assumptions used in the Black-Scholes model for our stock plans are presented below:

Three Months Ended	March 31, 2006	June 30, 2006
Average expected life in years	6.0	6.0
Expected volatility	65.01%	65.78%
Weighted average risk-free interest rate	4.75%	5.13%
Expected forfeitures	5.00%	5.00%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life. For purposes of this valuation model, no dividends have been assumed.

Restricted Stock: As of June 30, 2006 there were 100,000 shares of restricted stock outstanding, of which 50,000 were performance-based stock awards and 50,000 were service-based awards. For service-based restricted stock awards, restrictions lapse on the one-year anniversary of the grant date. For the performance-based restricted stock awards, vesting is contingent upon meeting certain performance goals during 2006.

There were no grants or cancellation of restricted stock during the three and six months ended June 30, 2006. The fair value and compensation expense for restricted stock was determined before implementation of SFAS No. 123(R). Compensation expense for the three-month and six-month periods ended June 30, 2006 for restricted stock was $85,000 and $170,000, respectively. This expense is included in general and administrative expense. As of June 30, 2006 there was $123,000 of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over the remainder of 2006.

Stock-Based Compensation Expense: Total compensation costs relating to our stock plans in the three-month and six month periods ended June 30, 2006 was $787,000 and $1.64 million respectively, and included the following:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Stock-based compensation expense by caption:
Cost of product revenue	$85,000	$196,000
Cost of service and spares revenue	18,000	31,000
Research and development	161,000	383,000
Selling and marketing	175,000	365,000
General and administrative	348,000	669,000

	$787,000	$1,644,000

Stock-based compensation expense by type of award:
Stock options	$702,000	$1,297,000
Stock purchase plan	—	177,000
Restricted stock awards	85,000	170,000

	$787,000	$1,644,000

Stock-based compensation expense of $9,000 was capitalized and remained in inventory at the end of June 2006.

Through 2005, we accounted for our stock plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma income and per share data as if a fair value method had been used to account for stock-based compensation for the three-month and six-month periods ended June 30, 2005 (in thousands, except per share amounts):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss – as reported	$(5,604)	$(10,931)
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	—	174
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(718)	(2,327)

Pro forma net loss	$(6,322)	$(13,084)

Earnings per share
Basic and diluted - as reported	$(0.12)	$(0.23)
Basic and diluted – pro forma	$(0.13)	$(0.28)

Change in Market Value of Investment Rights

In February 2005 in connection with a private placement of common stock to certain investors, we granted the investors Additional Investment Rights that entitled the investors to acquire additional shares on the same terms and condition as the private placement. In accordance with the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of the Additional Investment Rights was determined at the time of issuance based on the proceeds of the offering and the relative fair values of the securities and the Additional Investment Rights. We used the Black-Scholes valuation model to determine the fair value of the Additional Investment Rights, and accordingly attributed a value of $964,000 to the Additional Investment Rights, which was recorded as additional paid-in capital. Changes in the fair value of the Additional Investment Rights since the date of issuance were required to be reflected in our earnings. The rights were revalued to their market value of $471,000 at March 31, 2005, with the resultant gain of $493,000 recorded as other income during the three-month period ended March 31, 2005. The Additional Investment Rights were revalued again at June 30, 2005 to their market value of $150,000, which resulted in a gain of $321,000 that was recorded as other income during the three-month period ended June 30, 2005.

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(5,995)	$(5,604)	$(12,044)	$(10,931)

Basic and diluted:
Weighted-average shares of common stock Outstanding	49,648	48,586	49,516	47,361

Shares used in computing net loss per share, basic and diluted	49,648	48,586	49,516	47,361

Net loss per share, basic and diluted	$(0.12)	$(0.12)	$(0.24)	$(0.23)

Our calculation of diluted loss per share excludes 6,445,341 and 5,942,569 shares of common stock issuable upon exercise of employee stock options as of June 30, 2006 and 2005, respectively, because their inclusion in the calculation would be anti-dilutive. As of June 30, 2006 and 2005, there was no common stock subject to repurchase.

3. Subsequent Event

In July 2006 we reduced our workforce by approximately 19% or 32 people across all departments to reduce our rate of cash expenditures and better align our resources and spending with our changing business strategy of supporting a multi-channel sales approach and commercializing previously developed technologies. These efforts are also designed to decrease our rate of cash expenditure. We anticipate termination benefits and costs of approximately $500,000 that will be paid during the third quarter of 2006. We anticipate further non-personnel related expense reductions during the remainder of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation for the year ended December 31, 2005 included in our Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10K and in Part II, Item 1A for a discussion of items that may affect our future results.

Overview

Active Power designs, manufactures and markets power quality products that provide consistent, reliable, and cost effective electric power required by customers during electric utility disturbances. We believe that we were the first company to commercialize a flywheel energy storage system that provides a highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. We have deployed over 300 megawatts of our CleanSource® flywheel products to over 1,000 business locations around the world.

Our first commercial product was a battery-free DC system (CleanSource® DC) that is used as a bridging energy source in typical power quality installations and is compatible with all major uninterruptible power supply (UPS) brands. Leveraging our expertise in this technology, we also developed a battery-free UPS system that incorporates our flywheel energy storage technology. This system is marketed by Active Power as the CleanSource® UPS. This system is distributed by Caterpillar Inc., the leading maker of engine generators for the power reliability market, and marketed through an OEM relationship under the Caterpillar brand name “Cat® UPS”.

In 2003 and 2004, we broadened our product offerings and expanded our available market opportunity by developing additional CleanSource UPS systems to address customer needs at both higher and lower power levels. Our family of battery-free UPS products currently ranges from 65 kVA – 1200 kVA. By paralleling our 1200 kVA UPS systems, we can provide up to a 3600 kVA battery-free UPS system to customers. Our flywheel systems provide many competitive advantages over traditional systems, including dramatic space savings, high power densities, “green” energy storage technologies and power efficiencies as high as 98% that dramatically reduce total operational energy costs. We are in the process of migrating from a point product provider to a total solutions provider. In furtherance of this strategy, we can also provide customers with continuous power systems (CPS), which are comprised of our UPS systems, third party ancillary equipment such as engine generators and transfer switches, as well as engineering, installation, start-up and monitoring services.

During 2004 and 2005 we developed our CoolAir™ DC product, a new and innovative battery-free extended runtime product, which began initial commercial production during the second quarter of 2006. CoolAir DC provides backup power for several minutes to hours depending on the client application. CoolAir DC utilizes mature thermal and compressed air storage (TACAS) technologies combined in a unique manner to produce backup power and backup cooling during an electrical disturbance. CoolAir DC is initially targeted at lower power levels than our flywheel products, and is sold as a minute-for-minute replacement for lead-acid batteries. In addition to offering a DC only solution, when customers desire a complete backup solution with an extended runtime, we have introduced the CoolAir™ UPS that couples our CoolAir DC product with a third party double-conversion UPS. We entered into a supply arrangement with a division of General Electric in 2005 to provide us with the double-conversion UPS component of this product offering.

Our products and services are sold for use in facilities across a wide variety of industries that all share a need for low maintenance, high reliability and high quality backup power solutions to maintain business continuity in the event of an electrical disturbance. These industries include but are not limited to communications providers, healthcare centers, financial services, manufacturing plants, semiconductor manufacturers, pharmaceutical manufacturers, plastics manufacturers, electric utilities and high availability data centers. Our primary geographic markets include North America and Europe, the Middle East and Africa (EMEA).

Our primary sales channels in North America have traditionally been through our OEM partners, Caterpillar and Eaton Electrical (formerly known as Powerware). We have developed additional sales channels in North America including our direct sales employees and a network of manufacturer’s representatives. Direct sales tend to improve our relationships with clients, improve our gross margins and add service revenue opportunities.

Our primary sales channels in EMEA include selling direct and through select value added resellers (VARs). We also provide services including engineering, installation, start-up, monitoring, and repair for our products under contracts with our customers.

Our products perform well in harsh environments where power quality is particularly poor, which makes them a good fit for industrial countries with a poor power infrastructure and therefore we have focused our direct sales efforts to these customers. Caterpillar remains our largest OEM partner and largest customer, and represented 36% and 24% of our product revenue for three-month periods ended June 30, 2006 and 2005, respectively. For the six-month periods ended June 30, 2006 and 2005, Caterpillar represented 41% and 37% of our product revenues, respectively.

During 2005, in an effort to expand the territories in which we sell our Active Power branded products, we began to increase our direct sales organization, particularly in EMEA. We anticipate higher sales from these regions in 2006 as a result of these efforts. Sales of Active Power branded products through our direct and manufacturer’s representative channels were 63% of our total revenues for the three-month period ended June 30, 2006, compared to 60% for the same period of 2005. For the six-month period ended June 30, 2006, these direct sales were 49% of our total revenues compared to 52% for the same period of 2005.

In July 2006 we reduced our workforce by approximately 20%, or 32 people, across all departments to reduce our rate of cash expenditures and better align our resources and spending with our changing business strategy of supporting a multi-channel sales approach and commercializing previously developed technologies. We anticipate termination benefits and costs of approximately $500,000 that will be paid during the third quarter of 2006. We anticipate further non-personnel related expense reductions during the remainder of 2006.

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

Allowance for Doubtful Accounts

Trade receivables are recorded at the stated amount, less an allowance for doubtful accounts. The allowance represents estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to the customer’s potential insolvency. The allowance includes amounts for certain customers where a risk of default has been specifically identified. In addition, the allowance includes a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with certain customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, risks unique to particular geographic regions, historical experience and existing economic conditions. Historically, a large portion of our sales were made through OEM channels to a few large customers, and so our credit losses have been minimal. As we integrate additional distribution channels into our business and increase our direct sales to more and smaller customers, the risk of credit loss may increase. In accordance with this policy, our allowance for doubtful accounts was $1.2 million and $1.3 million at June 30, 2006 and December 31, 2005, respectively.

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

Through 2005, we accounted for our stock plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma income and per share data as if a fair value method had been used to account for stock-based compensation.

Results of Operations

The following tables set forth our condensed consolidated results of operations data, including data as a percentage of total revenue, for the periods indicated.

Three-months ended June 30:

($ in thousands)	Three months ended June 30,						Three months ended Mar. 31, 2006	Variance
		% of total		% of total	Variance 2006 vs. 2005			Q1 vs. Q2 2006
	2006	revenue	2005	revenue	$	%		$
Product revenue	$4,835	88%	$4,157	89%	$678	16%	$5,044	$(209)
Service and spares revenue	631	12%	517	11%	114	22%	525	106

Total revenue	5,466	100%	4,674	100%	792	17%	5,569	(103)

Cost of product revenue	5,021	92%	4,119	88%	902	22%	5,137	(116)
Cost of service and spares revenue	567	10%	497	11%	70	14%	576	9

Total cost of revenue	5,588	102%	4,616	99%	972	21%	5,713	(125)

Gross margin	(122)	(2)%	58	1%	(180)	(310)%	(144)	22
Operating expenses:
Research and development	2,039	37%	2,807	60%	(768)	(27)%	2,225	(186)
Selling and marketing	2,616	48%	1,889	40%	727	38%	2,659	(43)
General and administrative	1,853	34%	1,686	36%	167	10%	1,494	359

Total operating expenses	6,508	119%	6,382	137%	126	2%	6,378	130

Operating loss	(6,630)	(121)%	(6,324)	(135)%	(306)	(5)%	(6,522)	(108)
Interest income	382	7%	418	9%	(36)	(9)%	394	(12)
Gain due to change in market value Of investment rights	—	0%	321	7%	(321)	(100)%	—	—
Other income (expense)	253	5%	(19)	—	272	1,432%	79	174

Net loss	$(5,995)	(110)%	$(5,604)	(120)%	$(391)	(7)%	$(6,049)	$54

Six-months ended June 30:

($ in thousands)	Six months ended June 30,
	2006	% of total revenue	2005	% of total revenue	Variance 2006 vs. 2005
					$	%
Product revenue	$9,879	90%	$7,088	87%	$2,791	39%
Service and spares revenue	1,156	10%	1,024	13%	132	13%

Total revenue	11,035	100%	8,112	100%	2,923	36%

Cost of product revenue	10,158	92%	7,364	91%	2,794	38%
Cost of service and spares revenue	1,143	10%	1,041	13%	102	10%

Total cost of revenue	11,301	102%	8,405	104%	2,896	34%

Gross margin	(266)	(2)%	(293)	(4)%	27	9%
Operating expenses:
Research and development	4,264	39%	5,038	62%	(774)	(15)%
Selling and marketing	5,275	48%	3,326	41%	1,949	59%
General and administrative	3,347	30%	3,823	47%	(476)	(12)%

Total operating expenses	12,886	117%	12,187	150%	699	6%

Operating loss	(13,152)	(119)%	(12,480)	(154)%	(672)	(5)%
Interest income	776	7%	796	10%	(20)	(3)%
Gain due to change in market value Of investment rights	—	0%	814	10%	(814)	(100)%
Other income (expense)	332	3%	(61)	(1)%	393	644%

Net loss	$(12,044)	(109)%	$(10,931)	(135)%	$(1,113)	(10)%

Product revenue. Product revenue consists of sales of our CleanSource power quality products, comprising both UPS and DC product lines, and sales of Continuous Power Systems (CPS) which are comprised of our UPS systems, some combination of third-party ancillary equipment, such as engine generators and switchgear, and installation and start-up services. Beginning in this quarter, product revenue also includes sales of our CoolAir DC and CoolAir UPS products that are based on our thermal and compressed air system technology.

The increase in product revenue in 2006 from the same three month and six month periods of 2005 was due to higher sales of our 250 – 900kVA UPS product line and our megawatt-class UPS products and from continued growth in volume from our direct sales channel. When we sell product directly, as compared to sales through our OEM channels, we typically generate higher revenues and better margins than we do when we offer products through discount channels such as our OEM channel. The average selling price in the three months ended June 30, 2006 was $71,000 per quarter-megawatt flywheel, compared to $57,000 over the same period in 2005. This increase in the current quarter is a result of 70% of our flywheel revenues having been generated from the 250 – 900 UPS product range at higher prices, compared to 38% of revenue in the comparable period of 2005. A single product, depending on its power rating, may be comprised of multiple flywheel units. For the six-months ended June 30, 2006 the average selling price of products was $60,000 per quarter-megawatt flywheel, compared to $58,000 in the comparable period of 2005.

During the quarter ended June 30, 2006 we sold 57 flywheel units compared to 63 in the comparable period of 2005. For the six month period ended June 30, 2006 we sold 148 flywheel units compared to 106 in 2005. In 2006 this includes a significantly higher number of DC wheels compared to 2005 that typically sell at lower average selling prices than our UPS wheels. Our CPS revenues were 22% of product revenue in the three-month period ended June 30, 2006 compared to 30% of product revenue in the comparable period of 2005. For the six-month period ended June 30, 2006 CPS revenues were 15% of product revenue compared to 25% in the comparable period of 2005. CPS revenue is typically tied to higher power system sales and tends to be higher in amount and more infrequent, with longer sales cycles. The frequency and timing of such revenue is more volatile and can result in material changes in period-to-period revenue.

North American sales were 54% of our total revenue for the three-month period ended June 30, 2006, compared to 55% for the same period of 2005, and 74% in the first quarter of 2006. For the six-month period ended June 30, 2006, North American sales were 64% of our total revenue compared to 54% for the same period of 2005. This increase is due to several large megawatt-class and DC system sales made in North America during 2006.

During 2005, in an effort to expand the territories in which we sell our Active Power branded products, we began to increase our direct sales organization, particularly in EMEA. We anticipate higher sales from these regions in 2006 as a result of these efforts. Sales of Active Power branded products through our direct and manufacturer’s representative channels were 63% of our total revenues for the three-month period ended June 30, 2006, compared to 60% for the same period of 2005. For the six-month period ended June 30, 2006, these direct sales were 49% of our total revenues compared to 52% for the same period of 2005.

Our products perform well in harsh environments where power quality is particularly poor, which makes them a good fit for industrial countries with a poor power infrastructure and therefore we have focused our direct sales efforts to these customers. Due to the large size of some of our customer orders relative to our current total revenue levels, we expect that our quarterly total revenue trend and the proportion of sales made directly by us will fluctuate quarterly from the amounts recorded so far in 2006. Caterpillar remains our largest OEM partner and largest customer, and represented 36% and 24% of our product revenue for three-month periods ended June 30, 2006 and 2005, respectively. For the six-month periods ended June 30, 2006 and 2005, Caterpillar represented 41% and 37% of our product revenues, respectively. We have had recent success with Caterpillar selling our megawatt-class UPS products along with their large engine generators, and expect total revenue from this channel to increase in 2006. We also have also seen and anticipate a further increase in capital spending in data centers where there is a requirement for higher-density power solutions such as flywheels, and believe that this will result in higher product revenue levels for us in the remainder of 2006. We also believe that sales of our Active Power branded products to government facilities and industrial customers in regions that were not covered by our OEMs will continue to increase over time and will become a larger percentage of our total revenue.

Service and spares revenue. Service and spares revenue primarily relates to revenue generated from installation, startup, repairs or reconfigurations of our products and the sale of spare or replacement parts to our OEM and end-user customers. It also includes revenue associated with the costs of travel of our service personnel.

Service and spares revenue increased by 22% for the three month period ended June 30, 2006 compared to the same prior year period. For the six-month period ended June 30, 2006, service and spares revenue was 13% higher than the same period of 2005. We anticipate that service and spares revenue will continue to grow with product revenue and as our installed base of product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required. As the proportion of sales through our direct Active Power branded channels increase, service revenues will increase further because now we, and not the OEM, can provide these services to end-user customers.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance.

Cost of product revenue in the quarter ended June 30, 2006 also included $85,000 of stock-based compensation expense following the adoption of Financial Accounting Standard No. 123(R). This had the effect of decreasing our reported gross margin by 2% for the quarter ended June 30, 2006. Without this charge, our reported gross margin would have been 0%.

The cost of product revenue as a percentage of total revenue in the three-month period ended June 30, 2006 increased relative compared to the comparable period in 2005 due to $85,000 of stock-based compensation and the effect of lower selling prices on some large OEM transactions which offset the improved efficiency in our manufacturing operations and material and overhead costs reductions. We have instituted programs to reduce product and component costs where feasible and this has typically resulted in a decrease in materials costs as a percentage of product revenue.

We continue to operate a manufacturing facility that has a capacity level significantly greater than our current product revenue levels. A large portion of the costs involved in operating our manufacturing facility are fixed in nature. We incur approximately $1.2 million to $1.5 million in unabsorbed overhead each quarter. We reduced our manufacturing staff levels in 2003 and have continued to reduce our overhead levels where feasible. We also continue to work on reducing our material product costs. We have previously achieved gross-margin break-even over the last year at revenue levels of between $4.5 million and $5.5 million; however, our accomplishment of gross-margin break even is heavily dependent upon the sales channel mix at this revenue level. Our ability to reach significant product gross margin to fund our operating expenses will depend on multiple factors, including our ability to continue to reduce material costs, improve our sales channel mix in favor of direct sales, and to increase our total revenues to a level that will allow us to improve the utilization of our manufacturing operations. Other items that could impact our ability to further improve our gross margin include sales product volume and mix, pricing discounts and customer incentives, currency fluctuations, and variations in our product cost and productivity.

Cost of service and spares revenue. Cost of service and spares revenue includes the cost of component parts, as well as labor and overhead of our spare parts, costs associated with travel and labor used in servicing a unit and unabsorbed overhead from the service group.

The cost of service and spares revenue increased slightly in the three-month period ended June 30, 2006 compared to the same period of 2005. This increase is consistent with the increase in service and spares revenue as we have added more support personnel to support our growing installed base of product.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and product development activities, as well as an allocated portion of our occupancy costs.

Included in research and development expenses for the three-month period ended June 30, 2006 is $161,000 of stock-based compensation expense. Without this expense, research and development expenses would have decreased by 33% in the three-month period ended June 30, 2006 compared to the same period in 2005. This decrease is due to the transition of our CoolAir product from development to commercial production and resulting reduction in prototype development expenses. For the six-month period ended June 30, 2006, total research and development expenses decreased by $774,000 or 15% compared to the comparable period of 2005. The 2006 expense includes a total of $383,000 of stock-based compensation expense. This new expense offset a $1.2 million decrease in expenses compared to 2005. We believe research and development expenses in the third quarter will stay at similar levels to those recorded in the second quarter.

Selling and marketing. Selling and marketing expenses primarily comprise compensation and related costs for sales and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs.

Included in the selling and marketing expenses this quarter was $175,000 for stock-based compensation expense. Sales and marketing costs increased by $727,000 or 38% in the quarter ended June 30, 2006 compared to the same period of 2005 including the stock based compensation. The increase in our sales and marketing costs reflect increased headcount to 46 people from 32 a year earlier, as we have expanded our direct sales and support team in EMEA, and increased variable compensation relating to higher sales levels. We have expanded our marketing team since the beginning of 2005 and increased expenditures on marketing and direct sales-support activities as part of an effort to facilitate more direct sales. For the six-month period ended June 30, 2006 sales and marketing expenses were $1.9 million or 59% higher than the same period of 2005. This includes $365,000 of stock-based compensation expense in 2006. We believe that selling and marketing expenses in the third quarter will stay at similar levels to those recorded in the second quarter.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including sales, property and franchise taxes. Included in general and administrative expenses this quarter was $348,000 of stock-based compensation expense. During the three-month period ended June 30, 2006, general and administrative expenses increased by 10%, or $167,000 compared to the same period of 2005. The increase is primarily driven by the stock-based compensation expense of $348,000 and higher legal fees related to the Greenwich litigation, offset by lower sales tax expenses.

General and administrative expenses for the six-month period ended June 30, 2006 were $476,000 or 12% lower from the same period of 2005. The 2006 expense includes a total of $669,000 of stock-based compensation which did not exist in 2005. The 2005 number included $969,000 of sales-tax audit related expenses as well as compensation expenses associated with executive staff changes and higher professional fees related to implementation and compliance with the Sarbanes-Oxley Act of 2002 that we did not incur in 2006. We expect general and administrative expenses to be at similar levels in the next quarter.

Interest income. Interest income has decreased slightly from $382,000 to $418,000 in the three-month periods ended June 30, 2006 and 2005, respectively. Higher interest rates have largely offset the impact of the decrease in our average available cash and investments over this period. Our average cash and investments balance over the three month period ending June 30, 2006 has decreased by approximately $22.4 million, or 39%, compared to the average balance over the comparable period ending June 30, 2005. For the six-month period ended June 30, 2006, our interest income was 3% lower than the comparable period of 2005.

Gain from change in Market Value of Additional Investment Rights. In February 2005 we completed the private placement of 5,454,510 shares of our common stock at a price of $3.64 per share, for an aggregate offering of approximately $19.8 million, to certain purchasers. We also issued Additional Investment Rights to purchase 1,636,353 shares of Common Stock to the Purchasers, at an exercise price per share of $3.64. The Additional Investment Rights were not exercised and expired on August 18, 2005.

In accordance with the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of the Additional Investment Rights was determined at the time of issuance based on the proceeds of the offering and the relative fair values of the securities and the Additional Investment Rights. We used the Black-Scholes valuation model to determine the fair value of the Additional Investment Right, and accordingly attributed a value of $964,000 to the Additional Investment Rights, which was recorded as additional paid in capital. Changes in the fair value of the Additional Investment Rights since the date of issuance due to fluctuations in the value of our stock were required to be reflected in our earnings. The rights were revalued to their market value of $471,000 at March 31, 2005, with the resultant gain of $493,000 recorded as other income during the three-months ended March 31, 2005. The Additional Investment Rights were revalued again at June 30, 2005 to their market value of $150,000 which resulted in a gain of $321,000 that was recorded as other income during the three-month period ended June 30, 2005. As these investment rights expired in the third quarter of 2005, there was no impact related to the Additional Investment Rights in the 2006 financial statements.

Other income (expense). Other income of $253,000 in this quarter included a $227,000 refund for over- payment of corporate franchise taxes in prior years that was recovered. For the six-month period ended June 30, 2006, other income of $332,000 also included cost recoveries from audits of our real estate leases. The 2005 amount included foreign currency losses of $53,000 and realized losses on marketable securities which occurred in the three-month period ended June 30, 2005.

Liquidity and Capital Resources

Our principal sources of liquidity as of June 30, 2006 consisted of $33 million of cash and investments. We have primarily funded our operations through a private placement of our common stock in February 2005 that resulted in net proceeds of $18.7 million, our initial public offering in August 2000, that resulted in net proceeds of $138.4 million, sales of shares of our preferred stock from 1992 to 1999, which have resulted in gross proceeds of approximately $42.6 million, as well as $10.0 million in development funding received from Caterpillar since 1999, and our product and service and spares revenue.

The following table summarizes the yearly changes in cash used in operating activities:

($ in thousands)	Six months ended June 30,		Variance 2006 vs. 2005
	2006	2005	$	%
Cash used in operating activities	$(10,223)	$(9,052)	$(1,171)	13%

Cash used in operating activities increased by 13% compared to the same period of 2005 primarily due to higher operating losses which increased by 5% or $672,000. Other factors influencing the amount of cash used in operating activities include a decline in accounts receivable which offset an increase in inventory purchases. The reduction in receivables during the quarter ended June 30, 2006 can primarily be attributed to our ability to ship product and collect revenues prior to quarter end on certain foreign transactions which favorably impacted our cash used in operations. The increase in inventories is due to the buildup of sufficient CoolAir parts to begin production and due to us holding larger quantities of finished goods of our megawatt-class UPS products in advance of shipments to be made in the third quarter. Part of the impact of these higher purchases was offset by higher accounts payable for the unpaid portion of these purchases at June 30, 2006. Our higher net loss was largely attributable to the $1.6 million stock-based compensation charge which began in 2006 and is non-cash in nature and therefore did not affect our liquidity. We anticipate cash used in operating activities to increase in the third quarter as we pay for the increased inventories and because we anticipate sales volumes increases that will cause our receivables to grow. We also will have costs of approximately $500,000 related to the reduction of workforce that we affected in July of 2006.

In July 2006 we reduced our workforce by approximately 19% or 32 people, across all departments. We anticipate termination benefits and costs of approximately $500,000 that will be paid during the third quarter of 2006.

Investing activities primarily consist of sales and purchases of investments, use of restricted cash and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these funds to finance our ongoing operations. For the six-month period ended June 30, 2006 capital expenditures were $1,369,000 compared to $403,000 in 2005. Most of the increase is due to costs associated with opening new offices and related demonstration equipment in Europe in 2006 and from capital expenditures incurred in preparing our production facility to manufacture the CoolAir product.

Funds provided by financing activities during the three-months ended June 30, 2006 reflect proceeds from employee share purchases, including stock option exercises. For the six-month period ended June 30, 2006 total proceeds from employee share purchases, including stock option exercises and from the Employee Stock Purchase Plan that we discontinued in February 2006 were $2.5 million. The significant decrease in funds from financing activities compared to the comparable period of 2005 is due to the fact that during the first quarter of 2005 we completed a private placement of 5,454,510 shares of our common stock that resulted in net proceeds to us of $18.7 million.

We believe our existing cash and investments balances at June 30, 2006 will be sufficient to meet our cash requirements through the next 12 months, although based on market conditions we may elect to seek additional funding prior to that time. Beyond the next 12 months, our cash requirements will depend on many factors, including any stock or other financing proceeds that we may receive, the rate of sales growth, the market acceptance of our products including the CoolAir DC product family, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, the size and extent of any cost-reduction activities that we may initiate and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

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

Available Information

Our Internet website address is http://www.activepower.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the “Company” page of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by approximately $230,000.

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

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item IA – “Risk Factors” in our Annual Report on Form 10-K. Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(f) under the Securities Exchange Act of 1934. Based on their evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2006, (the end of the period covered by this Quarterly Report on Form 10-Q) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. During the three months ended June 30, 2006, there was no change in our internal control over financial reporting that occurred that has materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 11, 2006 the Court denied Greenwich’s motion for summary judgment in part. In July we engaged in a court-mandated mediation with regard to this litigation but were unable to reach a resolution of the dispute. Discovery and other proceedings in the case are ongoing. We anticipate a trial date in November 2006.

Item 1A. Risk Factors

You should carefully consider the risks described in Part 1A of our Annual Report on Form 10-K and below before making a decision to invest in our common stock or in evaluating Active Power and our business. The risks and uncertainties described in our Annual report on Form 10-K and below are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the following risks could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

Our recently announced reduction in force and other cost reduction efforts may negatively impact our stock price and may make it difficult to retain our current personnel and hire additional personnel.

In July 2006 we reduced our workforce by approximately 19% or 32 people across all departments of the Company. These cost reduction efforts, or their announcement, could cause a decrease or significant fluctuations, in our stock price. In addition, this reduction in our workforce may adversely affect the morale of remaining employees, which may adversely affect our ability to retain or attract qualified employees. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace departing employees with new, qualified employees, our operations may suffer. There may also be an increased risk of litigation as a result of the reduction in our workforce.

We have recently introduced the CoolAir DC product but are not yet able to determine the rate of acceptance or likely success of this product.

We began commercial production of our new extended runtime product CoolAir DC in the second quarter of 2006. Based on our experience with flywheel products, we believe that the market for power quality products is reluctant and slow to adopt new technologies and we anticipate this with CoolAir, as well. Acceptance of this product is an important part of our growth strategy and therefore is critical to our future success. If the market does not embrace this new technology, or if the market accepts it at a rate slower than what we anticipate, this could adversely impair our revenue, profitability and overall financial prospects. The successful market acceptance of our CoolAir DC product depends upon a number of factors including:

•	the cost competitiveness of this product compared to existing technologies;

•	the quality and reliability compared to existing products;

•	our ability to sell the value and benefits of our technology and displace existing entrenched technologies and vendors; and

•	our ability to provide adequate marketing and sales channel support to accelerate product acceptance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not repurchase any common stock in the second quarter of 2006.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders held on May 4, 2006, our stockholders voted on the following matters:

(1) The election of three Class III directors to serve until our 2009 annual meeting or until their successors have been elected and qualified. The nominees of the board of directors were elected by the following vote:

Class III Director	Shares Voted in Favor	Shares Withheld
Joseph F. Pinkerton, III	39,492,597	5,444,889
Ake Almgren	40,036,226	4,901,620
Brad Boston	40,030,678	4,907,168

The following is a list of our other directors whose term of office continued after our annual meeting:

•	Our Class I directors, Richard E. Anderson, Rodney S. Bond and Benjamin L. Scott, who will continue to serve until our 2007 Annual Meeting or until their successors have been elected and qualified.

•	Our Class II directors, Terrence Rock and Jan H. Lindelow, who will continue to serve until our 2008 Annual Meeting or until their successors have been elected and qualified.

(2) The approval of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2006. The appointment was approved by the following vote:

Shares Voted in Favor	Shares Voted Opposed	Shares Abstaining
40,624,031	4,300,806	13,008

(3) The approval of amendments to our Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock from 60,000,000 shares to 150,000,000 shares, to decrease the number of authorized shares of preferred stock from 10,420,000 to 10,000,000 and to eliminate certain provisions that are no longer applicable to Active Power. The amendments were approved by the following vote:

Shares Voted in Favor	Shares Voted Opposed	Shares Abstaining
27,983,276	6,943,316	36,142

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following documents are filed as exhibits to this report:

Exhibit	Description
3.1	Restated Certificate of Incorporation, dated June 7, 2006.

10.1	Summary of May 10, 2006 oral employment arrangements between Registrant and Jim Clishem, its President and Chief Executive Officer

10.2	Summary of May 10, 2006 oral employment arrangements between Registrant and Joseph F. Pinkerton, III, its Chairman of the Board and former President and Chief Executive Officer

10.3*	Distributor Agreement by and between Eaton Electrical Inc. and Registrant, dated as of May 22, 2006 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission May 24, 2006 and incorporated herein by reference)

31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer

31.2	Rule 13a-15(e)/15d-15(e) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

July 27, 2006	/s/ James A. Clishem
(Date)	James A. Clishem Chief Executive Officer and President (Principal Executive Officer)

July 27, 2006	/s/ John K. Penver
(Date)	John K. Penver Vice President of Finance, Chief Financial Officer and Secretary (Principal Accounting Officer)