Form 10-Q
period 2006-09-30
ACTIVE POWER INC
filed 2006-10-27
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of common stock, par value of $0.001 per share, outstanding at October 24, 2006 was 49,966,495.

ACTIVE POWER, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Active Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,053	$7,590
Restricted cash	116	116
Short-term investments in marketable securities	12,553	31,364
Accounts receivable, net	3,805	5,769
Inventories	10,525	4,242
Prepaid expenses and other	670	596

Total current assets	39,722	49,677
Property and equipment, net	7,720	7,530
Long-term investments in marketable securities	1,970	2,970
Deposits and other	188	188

Total assets	$49,600	$60,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,575	$2,264
Accrued expenses	4,075	3,780
Deferred revenue	532	205

Total current liabilities	7,182	6,249
Stockholders’ equity:
Common stock	50	49
Treasury stock	(5)	(5)
Deferred stock compensation	—	(293)
Additional paid-in capital	239,959	235,147
Accumulated deficit	(197,590)	(180,689)
Other accumulated comprehensive income (loss)	4	(93)

Total stockholders’ equity	42,418	54,116

Total liabilities and stockholders’ equity	$49,600	$60,365

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product Revenue	$4,823	$3,980	$14,702	$11,068
Service and spares revenue	905	536	2,061	1,560

Total revenue	5,728	4,516	16,763	12,628

Cost of product revenue	4,131	3,984	14,289	11,348
Cost of service and spares revenue	686	501	1,829	1,542

Total cost of revenue	4,817	4,485	16,118	12,890

Gross profit (loss)	911	31	645	(262)
Operating expenses:
Research and development	1,992	2,793	6,256	7,831
Selling and marketing	2,488	1,772	7,763	5,098
General and administrative	1,640	1,140	4,987	4,963

Total operating expenses	6,120	5,705	19,006	17,892

Operating loss	(5,209)	(5,674)	(18,361)	(18,154)
Interest income	346	416	1,122	1,212
Other income (loss), net	6	(80)	338	(141)
Gain due to change in market value of investment rights	—	150	—	964

Net loss	$(4,857)	$(5,188)	$(16,901)	$(16,119)

Net loss per share, basic & diluted	$(0.10)	$(0.11)	$(0.34)	$(0.34)
Shares used in computing net loss per share, basic & diluted	49,795	48,693	49,544	47,810
Comprehensive loss:
Net loss	$(4,857)	$(5,188)	$(16,901)	$(16,119)
Translation gain on subsidiaries in foreign currencies	34	—	31	—
Unrealized gain (loss) on investments in marketable securities	45	(48)	67	(91)
Realized loss on marketable securities	—	84	—	91

Comprehensive loss	$(4,778)	$(5,152)	$(16,803)	$(16,119)

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net loss	$(16,901)	$(16,119)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,617	1,399
Amortization of intangible assets	—	84
Accretion of premium / discount on marketable securities	(64)	100
Realized loss on marketable securities	—	91
Stock-based compensation	2,372	174
Change in market value of investments rights	—	(964)
Changes in operating assets and liabilities:
Accounts receivable, net	1,964	(584)
Inventories	(6,269)	(1,062)
Prepaid expenses and other assets	(74)	123
Accounts payable	311	653
Accrued expenses	295	466
Deferred revenue	327	103

Net cash used in operating activities	(16,422)	(15,536)

Investing activities
Purchases of marketable securities	(13,431)	(36,676)
Sales/Maturities of marketable securities	33,372	27,469
Change in restricted cash	—	625
Purchases of property and equipment	(1,806)	(1,055)

Net cash provided by (used in) investing activities	18,135	(9,637)

Financing activities
Net proceeds from issuance of common stock	2,719	19,506
Purchase of treasury stock	—	(3)

Net cash provided by financing activities	2,719	19,503

Translation gain on subsidiaries in foreign currencies	31	—

Change in cash and cash equivalents	4,463	(5,670)
Cash and cash equivalents, beginning of period	7,590	17,625

Cash and cash equivalents, end of period	$12,053	$11,955

See accompanying notes.

Active Power, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2006

(Unaudited)

1. Significant Accounting Policies

Basis of presentation: Active Power, Inc. and its subsidiaries (hereinafter referred to as we, Active Power or the Company) design, manufacture and market power quality products to provide ride through power for power disturbances caused by voltage sags and surges, as well as temporary power outages. Our products bridge the gap between a power outage and restoration of power or the time required to switch to generator power. We offer a range of flywheel energy storage systems that provide highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. We have recently broadened our product offerings by developing a battery-free extended runtime technology that utilizes thermal and compressed air storage to provide backup power for minutes to hours depending on the application. We introduced this product in 2006. We sell our products globally through direct and Original Equipment Manufacturer (OEM) channels. Our current principal markets are North America and Europe, Middle East and Africa (EMEA).

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

Recently issued accounting standards: In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (SFAS 109), Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

In September 2006 the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

Effective January 1, 2006, we adopted SFAS No.123(R), Share-Based Payments, and elected to adopt the modified prospective application method. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. For stock awards granted in 2006, expenses are amortized under the straight-line attribution method. For stock awards granted prior to 2006, expenses are amortized under the single option method prescribed by FASB Interpretation No.28. Previously reported amounts have not been restated. See Note 2.

2. Supplemental Balance Sheet Information

Receivables

Accounts receivables consist of the following (in thousands):

	September 30, 2006	December 31 2005
Trade receivables	$4,913	$7,111
Allowance for doubtful accounts	(1,108)	(1,342)

	$3,805	$5,769

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$6,123	$2,687
Work in process and finished goods	4,758	1,966
Allowances for obsolescence	(356)	(411)

	$10,525	$4,242

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Equipment	$9,200	$8,265
Computers and software	2,489	2,381
Demonstration units	1,078	480
Furniture and fixtures	353	327
Leasehold improvements	7,066	7,043
Equipment under lease agreements	187	—
Construction in progress	198	307

	20,571	18,803

Accumulated depreciation	(12,851)	(11,273)

	$7,720	$7,530

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Compensation and benefits	$1,738	$1,594
Warranty liability	598	644
State, property and sales taxes	73	309
Professional fees	732	419
Other	934	814

	$4,075	$3,780

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is contained in accrued expenses on the accompanying balance sheet.

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2005	$644
Warranty expense	338
Warranty charges incurred	(384)

Balance at September 30, 2006	$598

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

On July 16, 2004 we filed a lawsuit against Greenwich Insurance Company seeking coverage under an insurance policy providing for management liability and company reimbursement coverage for certain of our and the then-CEO, Joe Pinkerton’s, expenses and damages related to the Magnex litigation described above.

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

On April 11, 2006 the Court denied Greenwich’s motion for summary judgment in part. In July we engaged in a court-mandated mediation with regard to this litigation but were unable to reach a resolution of the dispute. Discovery and other proceedings in the case have been ongoing and a trial date has been set for this case in November 2006.

Stock Plans

As of September 30, 2006, we had 7,073,032 shares of common stock reserved for issuance under our 2000 stock plan, of which 5,815,440 were subject to outstanding options and 1,257,592 were available for future grants of stock awards. Options are subject to terms and conditions as determined by our Board of Directors. We formerly had an employee stock purchase plan which was cancelled in February 2006.

Stock Options: Our stock options are generally immediately exercisable. Annual and discretionary grants cliff vest after the first year and quarterly thereafter over a total of four years beginning from the date of grant. For new hire grants, vesting commences on the employee’s start date and is quarterly over a four year term. Board of directors’ options typically cliff vest one year from the grant date. The exercise price, term and other conditions applicable to each stock option granted are generally determined by the Compensation Committee of our Board of Directors or directly by the Board of Directors. The exercise price of each award is typically set at the closing fair market value per share of our stock on the grant date; the grant date is the day the grant is approved by the Compensation Committee or the Board of Directors. All options expire 10 years from the date of grant. Unexercised options are cancelled 90 days after termination and unvested options are cancelled on the date of termination and become available under the Plan for future grants.

Option activity for the first nine months of 2006 is summarized as follows:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual life
			(in years)
Outstanding and exercisable – Dec. 31, 2005	6,277,316	$4.55	7.59
Granted	1,531,000
Exercised	(1,026,997)
Cancelled or expired	(965,879)

Outstanding and exercisable – September 30, 2006	5,815,440	$4.95	7.53

The weighted average fair value per share of options granted during the three-month and nine-month periods ending September 30, 2006 was $1.87 and $2.97, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options at the date of exercise) during the three-month and nine-month periods ended September 30, 2006 was $233,000 and $1.9 million, respectively. The aggregate intrinsic value of outstanding and exercisable options at September 30, 2006 was $616,000. During the three-month and nine-month periods ended September 30, 2006, the amount of cash received from the exercise of options was $202,000 and $2.4 million, respectively.

As of September 30, 2006 there was $5.5 million of total unrecognized compensation cost, related to non-vested stock options, that is expected to be recognized over a weighted-average vesting period of 1.56 years.

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

Three Months Ended	March 31, 2006	June 30, 2006	September 30, 2006
Average expected life in years	6.0	6.0	6.0
Expected volatility	65.01%	65.78%	65.44%
Weighted average risk-free interest rate	4.75%	5.13%	4.63%
Expected forfeitures	5.00%	5.00%	8.00%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life. For purposes of this valuation model, no dividends have been assumed. Our options have no vesting restrictions and are fully transferable.

Restricted Stock: As of September 30, 2006 there were 100,000 shares of restricted stock outstanding, of which 50,000 were performance-based stock awards and 50,000 were service-based awards. For service-based restricted stock awards, restrictions lapse on the one-year anniversary of the grant date. For the performance-based restricted stock awards, vesting is contingent upon meeting certain performance goals during 2006.

There were no grants or cancellation of restricted stock during the three and nine months ended September 30, 2006. The fair value and compensation expense for restricted stock was determined before implementation of SFAS No. 123(R). Compensation expense for the three-month and nine-month periods ended September 30, 2006 for restricted stock was $87,000 and $257,000, respectively. This expense is included in general and administrative expense. As of September 30, 2006 there was $36,000 of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over the remainder of 2006.

Stock-Based Compensation Expense: Total compensation costs relating to our stock plans in the three-month and nine month periods ended September 30, 2006 was $728,000 and $2.4 million respectively, and included the following:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Stock-based compensation expense by caption:
Cost of product revenue	$76,000	$272,000
Cost of service and spares revenue	17,000	48,000
Research and development	152,000	535,000
Selling and marketing	110,000	475,000
General and administrative	373,000	1,042,000

	$728,000	$2,372,000

Stock-based compensation expense by type of award:
Stock options	$641,000	$1,938,000
Stock purchase plan	—	177,000
Restricted stock awards	87,000	257,000

	$728,000	$2,372,000

Stock-based compensation expense of $14,000 was capitalized and remained in inventory at the end of September 2006.

Through 2005, we accounted for our stock plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma income and per share data as if a fair value method had been used to account for stock-based compensation for the three-month and nine-month periods ended September 30, 2005 (in thousands, except per share amounts):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss – as reported	$(5,188)	$(16,119)
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	—	174
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(719)	(3,046)

Pro forma net loss	$(5,907)	$(18,991)

Earnings per share
Basic and diluted - as reported	$(0.11)	$(0.34)
Basic and diluted – pro forma	$(0.12)	$(0.40)

Change in Market Value of Investment Rights

In February 2005 in connection with a private placement of common stock to certain investors, we granted the investors Additional Investment Rights that entitled the investors to acquire additional shares on the same terms and condition as the private placement. In accordance with the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of the Additional Investment Rights was determined at the time of issuance based on the proceeds of the offering and the relative fair values of the securities and the Additional Investment Rights. We used the Black-Scholes valuation model to determine the fair value of the Additional Investment Rights, and accordingly attributed a value of $964,000 to the Additional Investment Rights, which was recorded as additional paid-in capital. Changes in the fair value of the Additional Investment Rights since the date of issuance were required to be reflected in our earnings. The rights were revalued to their market value of $471,000 at March 31, 2005, with the resultant gain of $493,000 recorded as other income during the three-month period ended March 31, 2005. The Additional Investment Rights were revalued again at June 30, 2005 to their market value of $150,000, which resulted in a gain of $321,000 that was recorded as other income during the three-month period ended June 30, 2005. The additional rights were not exercised and expired during the three-month period ended September 30, 2005. The remaining value of $150,000 was recorded as other income in that period.

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(4,857)	$(5,188)	$(16,901)	$(16,119)

Basic and diluted:
Weighted-average shares of common stock Outstanding	49,795	48,693	49,544	47,810
Shares used in computing net loss per share, basic and diluted	49,795	48,693	49,544	47,810

Net loss per share, basic and diluted	$(0.10)	$(0.11)	$(0.34)	$(0.34)

Our calculation of diluted loss per share excludes 5,815,440 and 5,907,858 shares of common stock issuable upon exercise of employee stock options as of September 30, 2006 and 2005, respectively, because their inclusion in the calculation would be anti-dilutive. As of September 30, 2006 and 2005, there was no common stock subject to repurchase.

Restructuring Activities

In July 2006 we reduced our workforce by approximately 19% or 32 people, across all departments to reduce our rate of cash expenditures and better align our resources and people with our changing business strategy of supporting a multi-channel sales approach and commercializing previously developed technologies. We incurred termination costs of approximately $458,000 with these actions that was recorded as an expense in the third quarter of 2006.

The termination costs of $458,000 were recorded in our statement of operations during the three-month period ended September 30, 2006 in the following expense categories (in thousands):

Cost of product revenue	$52
Cost of service and spares revenue	15
Research and development	125
Selling and marketing	233
General and administrative	33

Total	$458

At September 30, 2006 there was $5,000 remaining unpaid from these termination costs, which is recorded as part of Accrued Expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation for the year ended December 31, 2005 included in our Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10K and in Part II, Item 1A for a discussion of items that may affect our future results.

Overview

Active Power designs, manufactures and markets power quality products that provide consistent, reliable, and cost-effective ride-through, or temporary, power for the majority of power disturbances such as voltage sags and surges, and bridge the gap between a power outage and restoration of power or the time required to switch to generator power. Our products are designed to be environmentally friendly compared to existing solutions without compromising functionality, efficiency or cost. We have shipped over 1300 flywheels, or more than 325 megawatts of our products to business locations in over 35 countries since our founding in 1992.

Our patented flywheel energy storage systems store kinetic energy by constantly spinning a compact steel wheel (flywheel) driven from utility power in a low friction environment. When the utility power used to spin the flywheel fluctuates or is interrupted, the flywheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity known as “bridging power” for short periods until utility power is fully restored or a backup electricity generator starts and takes over generating longer term power in the case of an extended electrical outage. We believe that our flywheel products provide many advantages over traditional battery-based systems, including substantial space savings, high power densities, “green” energy storage and power efficiencies as high as 98% that reduce total operating energy costs. We offer our flywheel products with load capabilities from 65 kVA to 3600 kVA, while typically targeting power density applications above 200kVA since the majority of these customers already have back-up generators. We market our flywheel products under the brand name CleanSource®. CleanSource DC is a non-chemical replacement for lead-acid batteries used for bridging power. Utilizing our flywheel energy storage technology, the CleanSource DC is a stand-alone, direct current (DC) product that is compatible with all major brands of uninterruptible power supplies (UPS). We built on the technological success of CleanSource DC by creating a battery-free UPS, CleanSource UPS, which integrates the UPS electronics and our flywheel energy storage system into one compact cabinet. CleanSource UPS represents the majority of our current revenue. Combining our CleanSource UPS with a generator provides customers with complete short and long-term protection in the event of a power disturbance. We sell our CleanSource flywheel products to commercial and industrial customers across a variety of vertical markets, including manufacturing, technology, communications, utilities, healthcare, banking and military and in all major geographic regions of the world, but particularly in North America and Europe, Middle East and Africa (EMEA).

To address the requirements of customers without backup generators that require protection from utility disturbances, we have also developed a patented extended runtime product that we call CoolAirTM DC. We initially have targeted CoolAir DC at lower power levels than our flywheel products, and it is sold as a minute-for-minute replacement for lead-acid batteries. CoolAir DC can provide backup power for several minutes to hours depending on the customer application. CoolAir DC utilizes mature thermal and compressed air storage (TACAS) technologies combined in a proprietary manner to produce backup power during an electrical disturbance. This product discharges cool air as a by-product of its operation that also can be used by customers during an electrical disturbance as a source of backup cooling. In addition to offering a DC-only solution, when customers desire a complete backup solution with an extended runtime, we have introduced the CoolAir UPS that couples our CoolAir DC product with a third-party double-conversion UPS. CoolAir initially is being targeted at small to medium-sized data center customers in North America following its commercial introduction in the second quarter of 2006, and we expect an international version will be available in late 2006.

Our primary sales channels in North America have traditionally been through our OEM partners, Caterpillar and Eaton Electrical (formerly known as PowerWare). Since 2005 we have developed additional sales channels in North America including direct sales employees and a network of manufacturer’s representatives. Direct sales tend to improve our relationships with clients, improve our gross margins and add service revenue opportunities.

Our primary sales channels in Europe, Middle East and Asia (EMEA) include selling directly to end users and indirectly through select value added resellers (VARs). We also provide services including engineering, installation, start-up, monitoring, and repair for our products under contracts with our customers.

Caterpillar remains our largest OEM partner and our largest customer, representing 31% and 12% of our product revenue for three-month periods ended September 30, 2006 and 2005, respectively. For the nine-month periods ended September 30, 2006 and 2005, Caterpillar represented 38% and 28% of our product revenues, respectively.

During 2005, in an effort to expand the territories in which we sell our Active Power branded products, we began to increase our direct sales organization, particularly in EMEA. We anticipate higher sales levels from these regions in 2006 and 2007 as a result of these efforts. Sales of Active Power branded products through our direct sales and manufacturers’ representative channels were 67% of our total revenues for the three-month period ended September 30, 2006, compared to 72% for the same period of 2005. For the nine-month period ended September 30, 2006, these direct sales were 55% of our total revenues compared to 58% for the same period of 2005.

In July 2006 we reduced our workforce by approximately 19%, or 32 people, across all departments to reduce our rate of cash expenditures and better align our resources and spending with our changing business strategy of supporting a multi-channel sales approach and commercializing previously developed technologies. In connection with this reduction in workforce, we incurred termination benefits and costs of approximately $458,000 that was expensed during the third quarter of 2006. We anticipate further non-personnel related expense reductions during the remainder of 2006 as we continue this cost realignment strategy.

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

Allowance for Doubtful Accounts

Trade receivables are recorded at the stated amount, less an allowance for doubtful accounts. The allowance represents estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to the customer’s potential insolvency. The allowance includes amounts for certain customers where a risk of default has been specifically identified. In addition, the allowance includes a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with certain customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, risks unique to particular geographic regions, historical experience and existing economic conditions. Historically a large portion of our sales were made through OEM channels to a few large customers, and so our credit losses have been minimal. As we integrate additional distribution channels into our business and increase our direct sales to more and smaller customers, the risk of credit loss may increase. In accordance with this policy, our allowance for doubtful accounts was $1.1 million and $1.3 million at September 30, 2006 and December 31, 2005, respectively.

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

Accrued Warranty Liability

The estimated warranty liability costs are accrued for each of our products at the time of sale. Our estimates are principally based on assumptions regarding the lifetime warranty costs of each product, including where little or no claims experience may exist. Due to the uncertainty and potential volatility of these estimates, changes in our assumptions could have a material effect on our reported operating results. Our estimate of warranty liability is reevaluated on a quarterly basis. Experience has shown that initial data for a new product can be very volatile due to factors such as product failure rates, material usage and service delivery costs in correcting product failures. Therefore our process relies on long-term historical averages until sufficient data is available. As actual experience becomes available, it is used to modify the historical averages to ensure that the forecast is within the range of likely outcomes. The resulting balances are then compared to current spending rates to ensure that the accruals are adequate to meet expected future obligations.

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

Three-months ended September 30:

	Three months ended September 30,				Variance 2006 vs. 2005		Three months ended June. 30, 2006	Variance Q2 vs. Q3 2006 $
($ in thousands)	2006	% of total revenue	2005	% of total revenue	$	%
Product revenue	$4,823	84%	$3,980	88%	$843	21%	$4,835	$(12)
Service and spares revenue	905	16	536	12	369	69	631	274

Total revenue	5,728	100	4,516	100	1,212	27	5,466	262

Cost of product revenue	4,131	72	3,984	88	147	4	5,021	(890)
Cost of service and spares revenue	686	12	501	11	185	37	567	119

Total cost of revenue	4,817	84	4,485	99	332	7	5,588	(771)

Gross profit (loss)	911	16	31	1	880	2,839	(122)	1,033
Operating expenses:
Research and development	1,992	35	2,793	62	(801)	(29)	2,039	(47)
Selling and marketing	2,488	43	1,772	39	716	40	2,616	(128)
General and administrative	1,640	29	1,140	25	500	44	1,853	(213)

Total operating expenses	6,120	107	5,705	126	415	7	6,508	(388)

Operating loss	(5,209)	(91)	(5,674)	(126)	465	8	(6,630)	1,421
Interest income	346	6	416	9	(70)	(17)	382	(36)
Gain due to change in market value Of investment rights	—	—	150	3	(150)	(100)	—	—
Other income (expense)	6	—	(80)	(2)	86	108	253	(247)

Net loss	$(4,857)	(85)%	$(5,188)	(115)%	$(331)	(6)%	$(5,995)	$1,138

Nine-months ended September 30:

	Nine months ended September 30,				Variance 2006 vs. 2005
($ in thousands)	2006	% of total revenue	2005	% of total revenue	$	%
Product revenue	$14,702	88%	$11,068	88%	$3,634	33%
Service and spares revenue	2,061	12	1,560	12	501	32

Total revenue	16,763	100	12,628	100	4,135	33

Cost of product revenue	14,289	85	11,348	90	2,941	26
Cost of service and spares revenue	1,829	11	1,542	12	287	19

Total cost of revenue	16,118	96	12,890	102	3,228	25

Gross profit (loss)	645	4	(262)	(2)	907	346
Operating expenses:
Research and development	6,256	37	7,831	62	(1,575)	(20)
Selling and marketing	7,763	46	5,098	40	2,665	52
General and administrative	4,987	30	4,963	39	24	—

Total operating expenses	19,006	113	17,892	142	1,114	6

Operating loss	(18,361)	(110)	(18,154)	(144)	(207)	(1)
Interest income	1,122	7	1,212	10	(90)	(7)
Gain due to change in market value Of investment rights	—	—	964	8	(964)	(100)
Other income (expense)	338	2	(141)	(1)	479	340

Net loss	$(16,901)	(101)%	$(16,119)	(128)%	$(782)	(5)%

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

The increase in product revenue in 2006 from the same three month and nine month periods of 2005 was due to a shift in product mix away from the lower-cost DC product family toward our 250 – 900kVA UPS product line and our megawatt-class UPS products, as well as from continued market acceptance of our products and success from our direct sales channel. When we sell product directly, as compared to sales through our OEM channels, we typically generate higher revenues and better margins than we do when we offer products through discount channels such as our OEM channel. Our UPS products also sell for higher prices than our DC products. The average selling price in the three months ended September 30, 2006 was $75,000 per quarter-megawatt flywheel, compared to $66,000 over the same period in 2005. This increase in the current quarter is a result of a shift in product mix toward higher priced products with 92% of our product revenues having been generated from the 250 – 1200 UPS product range at higher prices, compared to 65% of revenue in the comparable period of 2005, and from price increases across our product range that we initiated during the quarter ended September 30, 2006. A single product, depending on its power rating, may be comprised of multiple flywheel units. For the nine-months ended September 30, 2006 the average selling price of products was $65,000 per quarter-megawatt flywheel, compared to $61,000 in the comparable period of 2005.

During the quarter ended September 30, 2006 we sold 64 flywheel units compared to 57 in the comparable period of 2005. For the nine-month period ended September 30, 2006 we sold 212 flywheel units compared to 163 in 2005.

North American sales were 50% of our total revenue for the three-month period ended September 30, 2006, compared to 38% for the same period of 2005, and 54% in the second quarter of 2006. For the nine-month period ended September 30, 2006, North American sales were 59% of our total revenue compared to 52% for the same period of 2005.

During 2005, in an effort to expand the territories in which we sell our Active Power branded products, we began to increase our direct sales organization, particularly in EMEA. We anticipate higher sales from these regions in 2006 and 2007 as a result of these efforts. Sales of Active Power branded products through our direct and manufacturers’ representative channels were 67% of our total revenues for the three-month period ended September 30, 2006, compared to 72% for the same period of 2005. For the nine-month period ended September 30, 2006, these direct sales were 55% of our total revenues compared to 58% for the same period of 2005.

Due to the large size of some of our customer orders relative to our current total revenue levels, we expect that our quarterly total revenue and the proportion of sales made directly by us will fluctuate quarterly from the amounts recorded so far in 2006. Caterpillar remains our largest OEM partner and largest customer, and represented 31% and 12% of our product revenue for the three-month periods ended September 30, 2006 and 2005, respectively. For the nine-month periods ended September 30, 2006 and 2005, Caterpillar represented 38% and 28% of our product revenues, respectively. We have had recent success with Caterpillar selling our megawatt-class UPS products along with their large engine generators, and expect total revenue from this channel to increase in 2006. We also have seen and anticipate a further increase in capital spending in data centers where there is a requirement for higher-density power solutions such as flywheels, and believe that this will result in higher product revenue levels for us in the remainder of 2006. We also believe that sales of our Active Power branded products to government facilities and industrial customers in regions that were not covered by our OEMs will continue to increase over time and will become a larger percentage of our total revenue.

Service and spares revenue. Service and spares revenue primarily relates to revenue generated from installation, startup, repairs or reconfigurations of our products and the sale of spare or replacement parts to our OEM and end-user customers. It also includes revenue associated with the costs of travel of our service personnel.

Service and spares revenue increased by 69% for the three-month period ended September 30, 2006 compared to the same prior year period. For the nine-month period ended September 30, 2006, service and spares revenue was 32% higher than the same period of 2005. We anticipate that service and spares revenue will continue to grow along with growth in product revenue as our installed base of product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required. Additionally, as sales through our direct Active Power branded channels increase, service revenues will increase further because now we, and not the OEM, will likely provide these services to end-user customers.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance.

Cost of product revenue and cost of service and spares revenue in the quarter ended September 30, 2006 also included $76,000 and $17,000, respectively, of stock-based compensation expense following the adoption of Financial Accounting Standard No. 123(R). This had the effect of decreasing our reported total gross margin by 2% for the quarter ended September 30, 2006. Without this charge, our reported total gross margin would have been 18%.

The cost of product revenue as a percentage of total revenue in the three-month period ended September 30, 2006 decreased compared to the same period in 2005, despite the additional $76,000 charge from the implementation of FAS123R. This improvement is due to the effects of higher selling prices, a gross margin favorable product mix, as well as improved efficiency in our manufacturing operations and materials and overhead costs reductions. We have instituted programs to reduce product and component costs where feasible and this has typically resulted in a decrease in materials costs as a percentage of product revenue.

We continue to operate a manufacturing facility that has a capacity level significantly greater than our current product revenue levels. A large portion of the costs involved in operating our manufacturing facility are fixed in nature. We incur approximately $1.2 million to $1.5 million in unabsorbed overhead each quarter. We reduced our manufacturing staff levels in 2003 and we completed a reduction in workforce across all departments in July 2006. We seek to continue to reduce our overhead levels where feasible, including in the July 2006 reduction in workforce that we made. We also continue to work on reducing our materials costs. Our ability to reach significant product gross margin to fund our operating expenses will depend on multiple factors, including our ability to continue to reduce materials and overhead cost levels, improve our sales channel mix in favor of direct sales, and to increase our total revenues to a level that will allow us to improve the utilization of our manufacturing operations. Other items that could impact our ability to further improve our gross margin include sales product volume and mix, pricing discounts and customer incentives, currency fluctuations, and variations in our product cost and productivity.

Cost of service and spares revenue. Cost of service and spares revenue includes the cost of component parts, as well as labor and overhead of our spare parts, costs associated with travel and labor used in servicing a unit and unabsorbed overhead from the service group.

The cost of service and spares revenue increased slightly in the three-month period ended September 30, 2006 compared to the same period of 2005. This increase is consistent with the increase in service and spares revenue as we have added more support personnel to support our growing installed base of product and we have incurred more travel, labor and spare component part costs.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and product development activities, as well as an allocated portion of our occupancy costs.

Included in research and development expenses for the three-month period ended September 30, 2006 is $152,000 of stock-based compensation expense. Without this expense, research and development expenses would have decreased by $953,000 or 34% in the three-month period ended September 30, 2006 compared to the same period in 2005. This decrease is due to the transition of our CoolAir DC product from development to commercial production and resulting reduction in prototype development expenses compared to the same period of 2005. For the nine-month period ended September 30, 2006, total research and development expenses decreased by $1.6 million or 20% compared to the comparable period of 2005. The 2006 expense includes a total of $535,000 of stock-based compensation expense. This new stock-compensation expense offset a $2.1 million decrease in expenses compared to 2005. We believe research and development expenses in the fourth quarter will continue to decline compared to the third quarter of 2006 due to the reduction in workforce that we undertook in July 2006.

Selling and marketing. Selling and marketing expenses primarily comprise compensation and related costs for selling and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs.

Included in selling and marketing expenses this quarter was $110,000 for stock-based compensation expense. Selling and marketing costs increased by $716,000 or 40% in the quarter ended September 30, 2006 compared to the same period of 2005 including the stock based compensation. The increase in our selling and marketing costs reflect increased headcount to 39 people from 35 a year earlier, as we have expanded our direct sales and support team in EMEA, and increased variable compensation relating to higher sales levels. We have expanded our marketing team since the beginning of 2005 and increased expenditures on marketing and direct sales-support activities as part of an effort to facilitate more direct sales. For the nine-month period ended September 30, 2006 selling and marketing expenses were $2.7 million or 52% higher than the same period of 2005. This includes $475,000 of stock-based compensation expense in 2006. We believe that selling and marketing expenses in the fourth quarter will stay at similar levels to those recorded in the third quarter as we continue to invest in new sales personnel in North America and in the EMEA markets.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including sales, property and franchise taxes. Included in general and administrative expenses this quarter was $373,000 of stock-based compensation expense. During the three-month period ended September 30, 2006, general and administrative expenses increased by 44%, or $500,000 compared to the same period of 2005. The increase is primarily driven by the stock-based compensation expense of $373,000 and from higher legal fees related to the Greenwich litigation, as well as costs related to the filing of a shelf registration statement by the Company in September 2006, offset by lower sales tax expenses.

General and administrative expenses for the nine-month period ended September 30, 2006 were relatively flat compared to the same period of 2005. The 2006 expense includes a total of $1.0 million of stock-based compensation that was not an expense in 2005. The 2005 expense included $969,000 of sales-tax audit related expenses as well as compensation expenses associated with executive staff changes and higher professional fees related to implementation and compliance with the Sarbanes-Oxley Act of 2002. We expect general and administrative expenses to be at similar levels in the next quarter.

Interest income. Interest income has decreased slightly from $416,000 to $346,000 in the three-month period ended September 30, 2006 compared to the same period in 2005. Higher interest rates have largely offset the impact of the decrease in our average available cash and investments over this period. Our average cash and investments balance over the three month period ended September 30, 2006 has decreased by approximately $22.0 million, or 42%, compared to the average balance over the comparable period ending September 30, 2005. For the nine-month period ended September 30, 2006, our interest income was 7% lower than the comparable period of 2005.

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

In accordance with the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of the Additional Investment Rights was determined at the time of issuance based on the proceeds of the offering and the relative fair values of the securities and the Additional Investment Rights. We used the Black-Scholes valuation model to determine the fair value of the Additional Investment Right, and accordingly attributed a value of $964,000 to the Additional Investment Rights, which was recorded as additional paid in capital. Changes in the fair value of the Additional Investment Rights since the date of issuance due to fluctuations in the value of our stock were required to be reflected in our earnings. The rights were revalued to their market value of $471,000 at March 31, 2005, with the resultant gain of $493,000 recorded as other income during the three-months ended March 31, 2005. The Additional Investment Rights were revalued again at September 30, 2005 to their market value of $150,000 that resulted in a gain of $321,000 being recorded as other income during the three-month period ended September 30, 2005. As these investment rights expired in the third quarter of 2005, the remaining value of $150,000 was recorded as other income in this period.

Other income (expense). Other income of $6,000 in the third quarter of 2006 primarily relates to foreign currency gains. The $80,000 of other expense in 2005 primarily relate to $84,000 in realized losses on marketable securities. For the nine-month period ended September 30, 2006, other income of $338,000 also included cost recoveries from audits of our real estate leases, as well as a $227,000 refund for over- payment of corporate franchise taxes in prior years that was recovered. The 2005 amount included $53,000 of foreign currency losses and 84,000 of realized losses on marketable securities.

Liquidity and Capital Resources

Our principal sources of liquidity as of September 30, 2006 consisted of $26.7 million of cash and investments. We have primarily funded our operations through a private placement of our common stock in February 2005 that resulted in net proceeds of $18.7 million, our initial public offering in August 2000, that resulted in net proceeds of $138.4 million, sales of shares of our preferred stock from 1992 to 1999, which have resulted in gross proceeds of approximately $42.6 million, as well as $10.0 million in development funding received from Caterpillar since 1999, and our product and service and spares revenue.

The following table summarizes the yearly changes in cash used in operating activities:

	Nine months ended September 30,		Variance 2006 vs. 2005
($ in thousands)	2006	2005	$	%
Cash used in operating activities	$(16,422)	$(15,536)	$(886)	(6)%

Cash used in operating activities increased by 6% compared to the same period of 2005 despite a 1% increase in operating losses. The higher net loss in 2006 was largely attributable to the $2.4 million stock-based compensation charge that began in 2006 that is non-cash in nature and therefore did not affect our liquidity. Other factors influencing the amount of cash used in operating activities include a decline of $2.0 million in accounts receivable despite higher revenue levels, reflecting better collections and a more even distribution of revenue across the quarter, including the ability to ship product and collect revenues prior to quarter end on certain foreign transactions. These benefits have been offset by a significant increase of $6.3 million in inventory levels due to the buildup of parts to begin initial CoolAir DC production and due to us holding larger quantities of finished goods of our UPS products in advance of shipments to be made in the fourth quarter. In July 2006 we reduced our workforce by approximately 19% or 32 people, across all departments. In the third quarter of 2006, we incurred additional cash payments of approximately $607,000 related to the reduction in force in July 2006. We anticipate cash used in operating activities to decrease in the fourth quarter as we expect to see savings from this reduction in workforce.

Investing activities primarily consist of sales and purchases of investments, use of restricted cash and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these funds to finance our ongoing operations. For the nine-month period ended September 30, 2006 capital expenditures were $1.8 million compared to $1.0 million in 2005. Most of the increase is due to costs associated with opening new sales offices and related demonstration equipment in Europe in 2006 and from capital expenditures incurred in preparing our production facility to manufacture the CoolAir DC product.

Funds provided by financing activities reflect proceeds from employee share purchases, including stock option exercises. For the nine-month period ended September 30, 2006 total proceeds from employee share purchases, including stock option exercises and from the Employee Stock Purchase Plan that we discontinued in February 2006 were $2.7 million. The significant decrease in funds from financing activities compared to the comparable period of 2005 is due to the fact that during the first quarter of 2005 we completed a private placement of 5,454,510 shares of our common stock that resulted in net proceeds to us of $18.7 million.

We believe our existing cash and investments balances at September 30, 2006 will be sufficient to meet our cash requirements through the next 12 months, although based on market conditions we may elect to seek additional funding prior to that time. During the quarter ended September 30, 2006 we filed a universal-shelf registration statement with the Securities and Exchange Commission to provide us additional flexibility with regards to potential financings that we may undertake. Beyond the next 12 months, our cash requirements will depend on many factors, including any stock or other financing proceeds that we may receive, the rate of sales growth, increased working capital requirements for inventory and receivables due to revenue growth, the market acceptance of our products including the CoolAir DC product family, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, the size and extent of any cost-reduction activities that we may initiate and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (SFAS 109), Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

In September 2006 the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

Effective January 1, 2006, we adopted SFAS No.123(R), Share-Based Payments, and elected to adopt the modified prospective application method. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. For stock awards granted in 2006, expenses are amortized under the straight-line attribution method. For stock awards granted prior to 2006, expenses are amortized under the single option method prescribed by FASB Interpretation No.28. Previously reported amounts have not been restated. See Note 2.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by approximately $167,000.

Our international sales are made primarily in U.S. dollars but some sales are made in other currencies. Those sales in currencies other than U.S. dollars can result in translation gains and losses. As we increase sales in foreign markets, we anticipate making more sales denominated in foreign currencies, primarily euros and pounds. Currently, we do not engage in hedging activities for our international operations. However, we may engage in hedging activities in the future.

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item IA – “Risk Factors” in our Annual Report on Form 10-K. Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(f) under the Securities Exchange Act of 1934. Based on their evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2006, (the end of the period covered by this Quarterly Report on Form 10-Q) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. During the three months ended September 30, 2006, there was no change in our internal control over financial reporting that occurred that has materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 16, 2004 we filed a lawsuit against Greenwich Insurance Company seeking coverage under an insurance policy providing for management liability and company reimbursement coverage for certain of our then-CEO, Joe Pinkerton’s, expenses and damages related to the Magnex litigation described above.

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

On April 11, 2006 the Court denied Greenwich’s motion for summary judgment in part. In July we engaged in a court-mandated mediation with regard to this litigation but were unable to reach a resolution of the dispute. Discovery and other proceedings in the case have been ongoing and a trial date has been set for this case in November 2006.

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

Our product revenue, operating expenses and quarterly operating results have varied in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, many of which are outside our control. As a result you should not rely on our operating results during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. These factors include, among others:

•	timing of orders from our customers and the possibility that customers may change their order requirements with little or no notice to us;

•	rate of adoption of our flywheel-based energy storage systems or our thermal and compressed air based systems as alternatives to lead-acid batteries;

•	ongoing need for short-term power outage protection in traditional UPS systems;

•	deferral of customer orders in anticipation of new products from us or other providers of power quality systems;

•	timing of deferred revenue components associated with large orders;

•	new product releases, licensing or pricing decisions by our competitors;

•	commodity and raw material component prices;

•	lack of order backlog;

•	loss of a significant customer or distributor;

•	impact of changes to our product distribution strategy and pricing policies;

•	changes in the mix of domestic and international sales;

•	rate of growth of the markets for our products; and

•	other risks described below.

We derive a significant portion of our quarterly revenue from a few relatively large transactions. The sales cycles for these large transactions tend to be longer than the sales cycle on smaller orders. The longer sales cycles for large transactions make it difficult to predict the quarter in which these sales will occur. Accordingly, our operating results may fluctuate from quarter to quarter based on the existence and timing of larger transactions. A reduction in the number of large transactions or a delay in closing of such a sales transaction could materially impact our revenue in a particular period.

The market for power quality products, particularly those with new or advanced technologies, is evolving and it is difficult to predict its potential size or future growth rate. Most of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, have been reluctant or slow to adopt a new technological approach, particularly during periods of reduced capital expenditures. Moreover, because our current products are alternatives to existing UPS and battery systems, they may never be accepted by the market or may be made obsolete by other advances in power quality technologies.

Significant portions of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenue. Therefore, if our revenue is below our expectations, our operating results are likely to be adversely and disproportionately affected. In addition, we may change our prices, modify our distribution strategy and policies, accelerate our investment in research and development, or increase our sales or marketing efforts to respond to competitive pressures or to pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations. We use forecasted revenue to establish our expense budget. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, any shortfall in revenue may result in significant losses. In addition, in some future quarters, our financial results may be below the expectations of public market analysts or investors. In such event, the market price of our common stock would likely fall.

Our future success will depend on our ability to find new markets for our products.

Historically, we have focused our sales efforts on the American and European markets. We intend to enter into new markets, such as Asia and Latin America. Our future success is dependent upon us introducing our products to new markets with power needs consistent with the attributes of our product offerings. If we are unable to successfully introduce our products to these new markets, our business will suffer.

We have increased our international activities significantly since 2002 and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations.

The percentage of our revenue derived from customers located outside of the United States was 45%, 50% and 48% in 2005, 2004 and 2003, respectively. In the nine-month period ended September 30, 2006 we derived 41% of our total revenues from sales to international customers. Our international operations are subject to a number of risks, including:

•	foreign laws and business practices that favor local competition;

•	dependence on local channel partners;

•	compliance with multiple, conflicting and changing government laws and regulations;

•	longer sales cycles;

•	difficulties in managing and staffing foreign operations;

•	foreign currency exchange rate fluctuations and the associated effects on product demand and timing of payment;

•	political and economic stability, particularly in the Middle East and North Africa;

•	greater difficulty in the contracting and shipping process, in accounts receivable collection and longer collection periods;

•	greater difficulty in hiring qualified technical sales and application engineers;

•	greater difficulty in creating and organizing foreign entities; and

•	difficulties with financial reporting in foreign countries.

To date, the majority of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering our products less competitive. As we increase direct sales in foreign markets, we are making more sales that are denominated in other currencies, primarily euros and British pounds. Those sales in currencies other than U.S. dollars can result in translation gains and losses. Currently, we do not engage in hedging activities for our international operations. We may engage in hedging activities in the future; however, such hedging activities may not be effective and may result in foreign exchange hedging losses that could impair our financial results.

If we are unable to expand our distribution channels and manage our existing and new product distribution relationships, our ability to grow our business may be impeded.

Historically, the majority of our sales were made through our OEM channels. Recently, we have focused on establishing a direct sales channel that supplements our OEM channel. The future growth of our business will depend in part on our ability to sell our products through a direct sales channel in addition to sales through our OEM channel. This will require us to manage relationships with customers rather than rely on our OEM partners to manage these relationships. As part of our growth strategy, we plan to expand our relationships with distributors and develop relationships with new distributors. We will also look to identify and develop new relationships with additional parties that could serve as an outlet for our products, including CoolAir DC. If we are unable to successfully execute this strategy and manage our existing OEM channel partners, such as Caterpillar and Eaton Electrical, our national accounts team and our new manufacturer’s representatives, the future growth of our business may be impeded, which may adversely affect our results of operations.

Failure to hire and retain skilled personnel could adversely affect our stock price, operations and product development.

We believe our future success will depend in large part upon our ability to attract, motivate and retain highly skilled managerial, engineering and sales and marketing personnel. There is a limited supply of skilled employees with power quality marketplace experience. The recent decline in our stock price may diminish the financial attractiveness of the stock options we have issued, which may cause certain of our current employees to seek employment elsewhere as a result of this decreased financial incentive. The decline in our stock price may also impair our ability to recruit new employees. Our July 2006 reduction in force or any future workforce reductions could adversely affect the morale of remaining employees and our efforts to attract and retain highly skilled employees. These workforce cost reduction efforts, or their announcement, could cause a decrease or significant fluctuations, in our stock price. There may also be an increased risk of litigation as a result of reductions in our workforce. Our failure to attract and retain the highly trained technical personnel who are essential to our product development, marketing, sales, service and support teams may limit the rate at which we can develop new products or generate revenue. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace departing employees, our operations and new product development may suffer.

We are significantly dependent on our relationship with Caterpillar, our primary OEM customer. If this relationship is terminated or diminished, for whatever reason, our business and financial prospects likely would suffer.

Caterpillar and its dealer network are our largest customer overall and our primary OEM partner for our flywheel-based products. Caterpillar and its dealer network accounted for 42%, 54% and 60% of our revenue, during 2005, 2004 and 2003, respectively. In the nine-month period ended September 30, 2006, Caterpillar and its dealer network accounted for 38% of our revenue. If our relationship with Caterpillar is terminated or diminished, or if Caterpillar’s distribution of the Cat UPS product is not successful or suffers an adverse change, our business and financial prospects would likely suffer. Pursuant to our distribution agreement with Caterpillar, they are the exclusive OEM distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units. To date, sales by Caterpillar have been well short of the contractual minimums necessary for Caterpillar to retain exclusivity; however, we have continued to work with Caterpillar as our primary UPS OEM customer and have not sold the UPS to any of Caterpillar’s identified competitors.

Our agreement with Caterpillar expires in January 2007. While we intend to renew this agreement, and currently believe that Caterpillar desires and intends to renew the agreement, we cannot be sure that such renewal will take place. If we do not continue this OEM relationship with Caterpillar, our business and financial prospects likely would suffer.

We have recently introduced the CoolAir DC product but are not yet able to determine the rate of acceptance or likely success of this product.

We began commercial production of our new extended runtime product CoolAir DC in the second quarter of 2006. Based on our experience with flywheel products, we believe that the market for power quality products is reluctant and slow to adopt new technologies and we anticipate this with CoolAir DC, as well. Acceptance of this product is an important part of our growth strategy and therefore is critical to our future success. If the market does not embrace this new technology, or if the market accepts it at a rate slower than what we anticipate, this could adversely impact our revenue, profitability and overall financial prospects. In addition, the Company has purchased a significant amount of inventory in order to be able to build this product. The future realizable value of this inventory is also dependent upon market acceptance of this product. The successful market acceptance of our CoolAir DC product depends upon a number of factors including:

•	the cost competitiveness of this product compared to existing technologies;

•	the quality and reliability compared to existing products;

•	our ability to sell the value and benefits of our technology and displace existing entrenched technologies and vendors; and

•	our ability to provide adequate marketing and sales channel support to accelerate product acceptance.

Our CoolAir DC product relies on a new thermal and compressed air storage (TACAS) technology that has a limited operating history in commercial applications and requires a greater initial investment than competing solutions.

Our recently introduced CoolAir DC product relies on our TACAS technology that has a limited operating history in commercial applications. Potential customers may be hesitant to purchase a product with a limited operating history to protect their “mission-critical” applications. In addition, the initial cost to purchase our CoolAir DC product typically exceeds the cost of a traditional battery-based solution. The lack of an operating history for our TACAS technology and the higher start-up costs may cause the market for our CoolAir products to develop slower than we anticipate. We have invested significant amounts in the development of our TACAS technology and this technology is the focus of many of our future product plans. Therefore, if market acceptance of our TACAS-based products is slow to develop or fails to develop, we may lose a significant portion of our investment in this technology and our business and financial results will suffer.

Seasonality may contribute to fluctuations in our quarterly operating results.

Our business has, on occasion, experienced seasonal customer buying patterns. In recent years, we have generally experienced relatively weaker demand in the first calendar quarter of the year as customers delay purchasing decisions while capital budgets are being approved. We believe that this pattern will continue. In addition, we anticipate that demand for our products in Europe and Africa may decline in the summer months, as compared to other regions, because of reduced corporate buying patterns during the vacation season. Seasonality may cause our results of operations to fluctuate from quarter to quarter, which may adversely impact the price of our stock.

We depend on sole and limited source suppliers and outsource selected component manufacturing.

We purchase several component parts from sole source and limited source suppliers. As a result of our current volumes, we lack significant leverage with these suppliers. If our suppliers receive excess demand for their products, we may receive a low priority for order fulfillment, as larger volume customers may receive priority, resulting in delays in our acquiring components. If we are delayed in acquiring components for our products, the manufacture and shipment of our products will also be delayed. For example, we purchase a particular type of power module from Semikron International, which is a single source supplier. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, production time required and current market demand for such components. Some of these delays may be substantial. As a result, we purchase several components in large quantities to protect our ability to deliver finished products. If we overestimate our component requirements, we may have excess inventory, which will increase our costs. If we underestimate our component requirements, we will have inadequate inventory, which will delay our manufacturing and render us unable to deliver products to customers on scheduled delivery dates. If we are unable to obtain a component from a supplier or if the price of a component has increased substantially, we may be required to manufacture the component internally, which will also result in delays or require us to absorb price increases. Manufacturing delays could negatively impact our ability to sell our products and could damage our customer relationships.

To assure the availability of our products to our customers, we outsource the manufacturing of selected components prior to the receipt of purchase orders from customers based on internal product sales revenue forecasts. However, these forecasts do not represent binding purchase commitments from our customers. We do not recognize revenue for such products until the product is shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. As demand for our products may not materialize, this product delivery method subjects us to increased risks of high inventory carrying costs, obsolescence and excess, and may increase our operating costs. In addition, we may make design changes to our products from time to time, which could lead to obsolescence of inventory.

We face significant competition from other companies.

The markets for power quality and power reliability are intensely competitive. There are many companies engaged in all areas of traditional and alternative UPS and backup systems in the United States and abroad, including, among others, major electric and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. There are many companies that are developing flywheel- based energy storage systems and flywheel-based power quality systems. We may face future competition from companies that are developing other types of emerging power technologies, such as high-speed composite flywheels, ultra capacitors and superconducting magnetic energy storage. Our CoolAir DC product competes primarily against battery cabinet product offerings but may also compete against other emerging power technologies in the future.

Many of our current and potential competitors have longer operating histories, broader name and brand recognition, a larger installed base of customers and significantly greater financial, technical, marketing and other resources. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, some of our current and potential competitors have established supplier or joint development relationships with our current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing products from us or to persuade them to replace our products with their products. Increased competition could decrease our prices, reduce our sales, lower our margins, or decrease our market share. These and other competitive pressures could prevent us from competing successfully against current or future competitors and could materially harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not repurchase any common stock in the third quarter of 2006.

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

ACTIVE POWER, INC.
(Registrant)

October 27, 2006	/s/ James A. Clishem
(Date)	James A. Clishem Chief Executive Officer and President (Principal Executive Officer)

October 27, 2006	/s/ John K. Penver
(Date)	John K. Penver Vice President of Finance, Chief Financial Officer and Secretary (Principal Accounting Officer)