Form 10-K
period 2006-12-31
ACTIVE POWER INC
filed 2007-05-14
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on the last day of registrant’s most recently completed second fiscal quarter, June 30, 2006, as reported on The Nasdaq Stock Market, was approximately $144 million (affiliates being, for these purposes only, directors and executive officers).

As of May 8, 2007, the Registrant had 50,101,201 outstanding shares of Common Stock.

Active Power, Inc.

Unless otherwise indicated, “we,” “us,” “our,” and “Active Power” mean Active Power, Inc., including our predecessor Texas corporation. References in this report to “$” or “dollars” are to United States of America currency.

i

Special Note Regarding Forward-Looking Statements

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements about historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management, our future prospects, the effect of improvements in our stock option granting practices and our ability to enter into any agreement with the IRS to settle certain issues related to our stock option investigation, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

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

EXPLANATORY NOTE REGARDING RESTATEMENTS

Adjustments Relating to Review of Stock Option Granting Practices. We are restating our consolidated financial statements to reflect additional stock-based compensation expense and related income tax effects relating to stock option awards made by the Company since our Initial Public Offering in August 2000. This additional expense results from findings of a Special Committee of our Board of Directors that the actual accounting measurement dates for certain past stock option award grants differed from the stated grant dates previously used by the Company in accounting for such grants, and other related determinations that historical accounting for expenses relating to stock-based compensation was deficient. These determinations have resulted in additional charges to the Company for stock-based compensation expenses, which have the effect of increasing historical reported losses and retained deficit amounts with a corresponding increase in our additional paid-in capital account. This Annual Report on Form 10-K includes restatements of the following previously filed financial statements and data (and related disclosures): (1) our consolidated financial statements as of and for the years ended December 31, 2005 and 2004, (2) our selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003 and 2002 and (3) our unaudited quarterly financial data for the first three quarters in our fiscal year ended December 31, 2006 and for all quarters in our fiscal year ended December 31, 2005. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and Note 2, “Restatement of Consolidated Financial Statements,” to our Consolidated Financial Statements for a detailed discussion of the effect of the restatements.

Adjustments Relating to State Sales Tax Audit. In addition to the adjustments related to the stock option review, the restated consolidated financial statements presented herein include an adjustment to decrease general and administrative expenses in 2005 and to increase general and administrative expenses in 2004, 2003 and 2002 to reflect the correct accounting of a multi-year state sales tax audit that was completed and originally recorded in 2005, in order to match the underlying expense to the correct accounting period. We previously had determined these adjustments were not material to our previously reported financial results, but our need to restate prior results in connection with the stock option review has provided the opportunity to simultaneously correct those earlier disclosures. These adjustments are not otherwise related to the stock option review.

Effect on Previously Filed Reports. As previously reported on our Current Report on Form 8-K filed with the Commission on March 12, 2007, previously filed annual reports on Form 10-K and quarterly reports filed on Form 10-Q for all periods from the first quarter of 2001 to the third quarter of 2006 should no longer be relied upon. We do not intend to amend any of our previously filed annual or quarterly reports, though we will later restate our previously filed financial statements for the first three quarters of our fiscal year ended December 31, 2006 when they are included in our Quarterly Reports on Form 10-Q for the corresponding quarters during our fiscal year ended December 31, 2007.

The total effects on our net income of all restatements for prior periods relating to the stock option granting practices review and the state sales tax audit is as follows (in thousands):

	Year ended December 31,				Cumulative Effect from January 1, 2000 to December 31, 2001	Total
	2005	2004	2003	2002
Adjustments relating to review of stock option granting practices	$680	$489	$383	$494	$881	$2,927
Adjustments relating to state sales tax audit	(665)	57	93	220	295	0

Total effect on net income	$15	$546	$476	$714	$1,176	$2,927

Background of the Special Committee’s Review of Stock Option Granting Practices. In December 2006, the Board appointed a Special Committee of independent directors to oversee an internal investigation into our historical stock option granting procedures. The Special Committee considered and evaluated all grants made during the period from the date of the Company’s Initial Public Offering in August 2000 through December 2006. The Special Committee retained the Company’s outside legal counsel on December 7, 2006 to assist in and manage the project. Subsequently, legal counsel retained an international, independent consulting firm to provide accounting and forensic assistance and an independent outside accounting firm to provide tax advice. The investigation included the evaluation of all stock option grants made during the review period, which encompassed 1,410 individual stock option grants to purchase more than 10.59 million shares of our common stock made on 164 grant dates.

Summary of Corrections Leading to Adjustments. As a result of the Special Committee’s investigation, we are recording additional stock-based compensation expense and related tax liabilities for annual and quarterly periods during the review period. Specifically, in this filing, we have restated our consolidated financial statements for the years ended December 31, 2005, and 2004 and the selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, and 2002, to correctly account for: (1) improper measurement dates for stock option grants, including those relating to stock option plan administration deficiencies, delays in completing granting actions and paperwork, and mischaracterization of stock option grant dates; (2) modifications to stock option grants including repricing and extensions of vesting and exercise periods in connection with terminations of employment and extended leaves of absence; (3) stock option grants to non-employees previously accounted for as grants to employees; and (4) tax liabilities, including liabilities related to employee stock purchase plan administration deficiencies and liabilities associated with the misclassification of stock option grants as incentive stock options, or ISOs, and the resulting under-reporting or under-withholding of income and payroll taxes on certain stock option exercises.

Periods Affected. We have restated our consolidated financial statements for the years ended December 31, 2005 and 2004, and our quarterly results for the periods reflected in this Annual Report on Form 10-K. Because the impacts of the restatement adjustments extend back to the year ended December 31, 2000, in these restated consolidated financial statements we have recognized the cumulative stock-based compensation expense and related income tax impact through December 31, 2003, as a net decrease to Stockholder’s Equity as of January 1, 2004. In addition, for the purposes of Item 6, “Selected Consolidated Financial Data” for the years ended December 31, 2003 and 2002, the cumulative stock-based compensation expense from the years ended December 31, 2000 and December 31, 2001 has been recognized as a net decrease to Stockholders’ Equity as of January 1, 2002, and the 2002 and 2003 impacts associated with such items have been reflected in our consolidated balance sheet and statement of income data set forth in Item 6, “Selected Consolidated Financial Data” in this Annual Report on Form 10-K.

Financial Impact. The table below reflects the impact of the restatement adjustments discussed above on our consolidated statements of operations for the periods presented below (in thousands):

	Year Ended December 31,				Cumulative effect from January 1, 2000 to December 31, 2001
	2005	2004	2003	2002
	(a)	(a)	(b)	(b)	(c)
Category of Adjustments:
Pretax stock-based compensation expense relating to stock option review	$571	$366	$360	$494	$881
Tax-related impact of stock option review	109	123	23	—	—

Sales tax audit adjustments (d)	(665)	57	93	220	295

Total change to net loss	$15	$546	$476	$714	$1,176

(a)	See Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements included in this Form 10-K.

(b)	The impacts on 2002 and 2003 have been reflected in Item 6, “Selected Consolidated Financial Data” in this Form 10-K.

(c)	The cumulative effect of the stock-based compensation adjustments from January 1, 2000 through December 31, 2001 is reflected as an adjustment to stockholder’s equity in the 2002 period in Item 6, “Selected Consolidated Financial Data.”

(d)	This adjustment is unrelated to the review of our historical stock option granting processes. This adjustment relates to completion of a multi-year state sales tax audit completed in 2005, and corrected accounting for the different periods in which the expenses were incurred.

As a result of the failure to file our Annual Report on Form 10-K for the year ended December 31, 2006 on a timely basis, we will not be eligible to use our shelf registration statement, or any other registration statements on Form S-3, to offer or sell securities until we have timely filed all required reports under the Securities Exchange Act of 1934 for the 12 months prior to our use of the registration statement.

v

PART I.

ITEM 1.	Business.

Overview

Active Power designs, manufactures and markets power quality products that provide consistent, reliable and cost-effective ride through, or temporary, power for the majority of power disturbances, such as voltage sags and surges, and bridge the gap between a power outage and restoration of power or the time required to switch to generator power. Our products are designed to be environmentally friendly compared to existing solutions without compromising functionality, efficiency or cost. We have shipped over 1,450 flywheels, or more than 350 megawatts of our products, representing $105.4 million in revenue, to business locations in over 35 countries around the world since our founding in 1992. We are headquartered in Austin, Texas.

Our patented flywheel energy storage systems store kinetic energy by constantly spinning a compact steel wheel (“flywheel”) driven from utility power in a low-friction environment. When the utility power used to spin the flywheel fluctuates or is interrupted, the flywheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity known as “bridging power” for short periods until utility power is fully restored or a backup electric generator starts and takes over generating longer-term backup power in the case of an extended electrical outage. We believe that our flywheel products provide many competitive advantages over traditional battery-based systems, including substantial space savings, high power densities, “green” energy storage and power efficiencies as high as 98% that reduce total operational energy costs. We offer our flywheel products with load capabilities from 65 kVA to 3600 kVA, while typically targeting higher power density applications above 200 kVA since the majority of these customers already have back-up generators. We market our flywheel products under the brand name CleanSource®. CleanSource DC is a non-chemical replacement for lead-acid batteries used for bridging power. Utilizing our flywheel energy storage technology, the CleanSource DC is a stand-alone direct current (DC) product that is compatible with all major brands of uninterruptible power supplies (UPS). We built on the technological success of CleanSource DC by creating a battery-free UPS, CleanSource UPS, which integrates the UPS electronics and our flywheel energy storage system into one compact cabinet. CleanSource UPS represents the majority of our current revenues. Combining our CleanSource UPS with a generator provides customers with complete short and long-term protection in the event of a power disturbance. We sell our CleanSource flywheel products to commercial and industrial customers across a variety of vertical markets including manufacturing, technology, communications, utilities, healthcare, banking and military and in all major geographic regions of the world, but particularly in North America and Europe.

To address the longer runtime requirements of customers without backup generators that still need protection from utility disturbances, we also have developed a patented extended runtime product that we call CoolAir™ DC. We initially have targeted CoolAir DC at lower power levels than our flywheel products, and it is sold as a minute-for-minute replacement for lead-acid batteries. CoolAir DC can provide backup power for several minutes to hours depending on the customer application. CoolAir DC utilizes mature thermal and compressed air storage (TACAS) technologies combined in a proprietary manner to produce backup power during an electrical disturbance. This product discharges cool air as a by-product of its operation that also can be used by customers during an electrical disturbance as a source of backup cooling. In addition to offering a DC-only solution, when customers desire a complete backup solution with an extended runtime, we have introduced the CoolAir UPS that couples our CoolAir DC product with a third party double-conversion UPS. CoolAir initially is being targeted at small to medium-size data center customers in North America following its commercial introduction in the US in the second quarter of 2006 and the international version in the fourth quarter of 2006.

Market Opportunities

According to a 2006 Frost & Sullivan report, the overall annual worldwide UPS market exceeds $5.76 billion in sales, with an average annual growth rate of 6% projected through 2012. The UPS market consists of single-phase and three-phase segments based on user power level requirements. The three-phase segment is typically used by commercial and industrial customers, and the single-phase segment is typically used by residential and other lower power level applications. Active Power targets the three-phase UPS market, covering 20 kVA and higher power applications, that was estimated to make up approximately 33% of this market in 2005, or approximately $1.8 billion per year. The segment of the market above 200kVA that we target with our flywheel products was estimated by Frost & Sullivan to be approximately $740 million per year in 2005, and is projected to grow at a 5.4% annual rate through 2012. The market between 20-200kVA, which is where we target our CoolAir products, was estimated to be approximately $1.1 billion per year in 2005 and is expected to grow at an annual rate of approximately 5% through 2012.

We believe that the following trends in power use will create additional market opportunities for us with our current product portfolio:

Increasing awareness of need for backup power systems. Increases in the size and frequency of natural disasters, utility grid failures, and a general increase in power demand have increased the number of businesses that are exposed to the risks associated with, and the negative effects of, power quality interruptions. The transfer of manufacturing and enterprise services to developing countries with poor quality infrastructure also is increasing the visibility of the economic effects of poor power quality. Further, many developing economies lack adequate power infrastructure to ensure continuous power for industry, which impacts productivity and efficiency. Collectively, this increased awareness of the risks of business interruption due to power quality or supply interruption is driving more businesses to consider the need for more reliable backup power systems.

Trend toward higher power installations. New computing capabilities and developments in higher performance microprocessor designs are increasing power requirements for many industries. Often these higher power requirements are mirrored with shrinking space availability, requiring a power quality solution with greater power density that frees up space for more revenue generating computing applications. Alternatively, customers may desire to retrofit their existing facilities to handle more power since the cost of constructing new facility space continues to rise. High power installations are not limited to a particular vertical market or industry, but, by way of example, can include semiconductor plants, large hospital or medical complexes, large industrial manufacturing plants, broadcast/communications facilities, transportation facilities (airports, etc.), and large computer data centers. Furthermore, in high power installations, customers are more likely to be comfortable with our products because they already are familiar with battery-free alternative technologies such as flywheels and rotary UPS systems, and are more likely to be using a backup power generator for their applications.

Extended runtime applications. In certain applications, where extended bridging power may be required, users are looking to increase the amount of backup time that their power quality solutions can provide. The longer the backup time, the greater the ability to operate through a complete power disturbance or to conduct an orderly shut down of operations that can minimize the economic impact of a utility power interruption. A large portion of the 5-200 kVA UPS market, particularly in North America, currently operates without backup generator systems and have tended to rely only on battery-based UPS systems. These customers typically need five to fifteen minutes of runtime from their energy storage system, which today is primarily being served by battery-based technology. The backup power systems for many of these customers do not provide power to their cooling systems during a utility disturbance. This only increases the likelihood of a thermal overload of their computing systems increasing the risk of a disturbance to the customer’s mission-critical applications. As a result, a computing facility may overheat despite the availability of sufficient backup power for computer systems during a utility disturbance. The ability to solve cooling problems during a utility power disturbance, and the ability to extend the available runtime while eliminating the need for a costly generator or HVAC backup system is critical to meeting the backup power quality needs of the small and mid-sized commercial markets.

Our Key Strengths

We believe that our key strengths and differentiators can be summarized as follows:

Differentiated product offering that provides cost-saving opportunities. We believe our products offer higher reliability than competing battery alternatives and are more easily maintained. We offer products with an estimated 20-year design life, compared to battery solutions that have average lifespans of as little as 3.5 years. Given their durable construction, and lack of heat-sensitive electrochemicals, our products can work in harsh environments with high reliability and without the operating costs associated with heating or cooling that may otherwise be required by a backup power system. Our flywheel products can provide up to 15 times more power in the same space as an alternative battery-based system. This increased power density allows us to free up valuable revenue-generating space for customers, or to allow them to provide higher backup power levels in their current space without the need for additional build out. Our flywheel products operate with up to 98% power efficiency that, given the long product lifetime, can translate into significant cost savings over the product’s lifecycle. We estimate, when considering the need for ongoing maintenance, replacement costs and the physical environmental requirements of battery-based products, that the total cost of ownership of our flywheel-based products, which includes purchase price, installation, maintenance and energy costs accumulated over a 10-year period, is less than half of that of comparable battery-based system. Our megawatt class UPS platform allows us to compete for large system installations where there are fewer competitors and where battery-based solutions are less favorable due to greater space requirements and higher maintenance costs. We also broadened our product range into the extended runtime category with the introduction of CoolAir, a product platform that provides a minute-for-minute alternative to the backup power of batteries while also providing backup cooling during a power outage. We began production of our CoolAir product platform in the second quarter of 2006.

Significant near-term growth opportunities in large commercial markets. With the increasing importance of consistent and reliable electric power, we are experiencing significant interest in our products and expect this to result in near-term and sustained growth opportunities. The build-out of large data centers in North America and Europe and the relative unreliability of utility-provided electricity have resulted in a global increase in investment in backup power systems in a wide range of industries, including healthcare, broadcast and communications, transportation and manufacturing. We currently are focused on serving the American and European markets. These markets represent approximately 65% of the global $5.76 billion UPS market according to a 2006 Frost & Sullivan study and approximately 65% of the >200 kVA market where we primarily compete with our flywheel-based products. We plan to expand into other geographies beginning in 2007, including markets located in Asia and Latin America, where we believe that these same global power demand trends will offer us significant near and long-term growth opportunities.

Well-respected and established distribution partners. We maintain strategic alliances with several of the leading power technology distribution partners in the United States, including Caterpillar, Eaton Electrical and General Electric, each of which has endorsed our products. These alliances provide us with sales distribution channels into commercialized global markets. For example, Caterpillar distributes our flywheel UPS system under the Caterpillar brand name through their global dealer network. We have a partnership with GE that gives GE the non-exclusive right to purchase and sell our CleanSource DC products, and Eaton Electrical also provides us with sales and services support for the CleanSource DC products. We have added other regional distributors for our CleanSource DC products, including Fuji Electric in Japan and Vega Power (ASEA E&T) in the Republic of Korea.

One of few economically viable, environmentally friendly and safe solutions. With the low operating costs (less than half the total costs of battery-based solutions over a 10-year period) and 20-year design life span of our products, we believe we offer one of only a few economically viable, environmentally friendly and safe products available on the market today. Given heightened social awareness and increased environmental concerns, we believe our products are well-positioned to capitalize on this trend. We believe that we are particularly well-positioned for the European market, which is characterized by higher energy costs, more significant economic incentives to use green power and a greater environmental awareness. Our products do not have the safety, toxicity and environmental concerns of battery-based solutions and they are not subject to the same physical operating requirements and can perform in harsh climates and extreme conditions far better than battery-based products. Poorly maintained battery installations can present fire and safety risks up to and including fires and explosion, and we have successfully sold our products to many customers due to their problems with batteries (high cost, high maintenance, disposal issues, low reliability) and their need for a safer and environmentally friendly alternative.

Our Business Strategy

Active Power’s primary operating goal is to provide innovative three-phase power quality solutions to enable businesses to continue to operate in the event of electrical power disturbances. Key elements of our strategy include:

Migrate to a systems solution provider from current product focus. We believe that our approach of focusing on a solutions-based offering, including service, will accelerate our growth potential and path to operating profitability. Our history of product development has resulted in new and innovative products for solving power quality and reliability issues, including our CleanSource flywheel-based products and our CoolAir TACAS-based products. Over the last five years we have improved and broadened our range of three-phase power quality products and introduced new technologies to meet user requirements at higher and lower power levels. During this period, we primarily have employed a narrow sales channel strategy to sell our products, which resulted in our functioning largely as a product supplier to our original equipment manufacturer (OEM) partners and direct customers. However, our experience in the market has led us to conclude that many customers prefer to be provided with a complete power quality solution, including our products and ancillary products that are needed to complete the system solution such as switching gear and generators, design and installation services, as well as regular product maintenance and repair services. We believe that changing our sales focus to one of solutions-based rather than product-focused offerings will allow us to increase revenue opportunities, increase direct end-user contact to facilitate continuing product development, create opportunities for repeat business, and enhance our ability to sell higher margin service and repair business to our customers.

Broaden our available markets and channels of distribution. Historically, the majority of our sales were made through our OEM channels. As recently as 2003, 72% of our revenues were made via our OEM channels, with the majority of this revenue coming from Caterpillar. Since then we have focused on establishing a direct sales channel that supplements our OEM channel while enabling us to expand into new geographies. We began this strategy by adding direct sales employees with power industry sales experience in Western Europe and in parts of the Caribbean and Mexico. By adding more direct and solution-focused sales personnel, we have increased the proportion of direct sales from 7% of revenue in 2002 to 58% of revenues in 2006. As we increase sales in a region, we add service personnel and project management skills to manage customer implementations and provide post-sales support. We also are adding new sales offices, complete with demonstration and service capabilities, to complement our sales activities and to create a more local presence for our international customers.

While the OEM channel has provided brand credibility to our company and our products, particularly in new markets and with larger customers such as our multi-megawatt project customers, the OEM channel has not been effective in markets where, for example, the OEM did not have a significant existing power quality business in that market. In such situations we have elected to broaden our sales channels and have started selling products directly with Active Power personnel and through third-party representatives such as manufacturers’ representatives and value-added resellers (VARs). We will continue to evaluate our OEM, VAR partners and manufacturers’ representatives in each market to ensure adequate performance and growth, and to enhance the sales potential of each of our geographic regions. We also will continue to manage potential channel conflicts within markets, and continue to support the requirements of our partners to enable our success with this multi-channel global sales strategy.

In 2005 and 2006 we added approximately 30 manufacturers’ representatives primarily focused in North America. We also began to add more direct sales employees and sales agents to broaden our reach. As we have expanded our direct selling capabilities, we also have expanded into new international markets and hired additional direct sales resources, particularly in Europe, the Middle East and Africa (EMEA) during 2005 and 2006.

As we complete the broadening of our sales channels in the Americas and EMEA, we plan to expand our sales capabilities into other regions, principally Latin America and Asia beginning in 2007. These regions fit the profile of areas where our products have been most successful to date: areas with poor power infrastructure and with growing economies. We anticipate that this expansion will increase the available market for our products and provide opportunities for further growth.

Expand our customer service capabilities. We intend to expand our customer service capabilities so that we can:

•	develop direct customer relationships;

•	increase revenue and margins through increased service offerings; and

•	receive more direct feedback from customers.

We are increasing the size and geographical coverage of our service organization to mirror our expanding direct sales force and to enhance the direct service capabilities we provide to our end-user customers. Historically, our OEM partners managed end-user customers and captured the service revenues. We will place additional emphasis on developing new and innovative service solutions to augment our current offerings and to provide enhanced value for the customer. Service operations have been highly profitable segments for established power quality companies, and we believe that our expanded service organization will play a key role in generating new sales prospects, increasing revenues and providing us with more future sales opportunities as a result of direct client contact.

Leverage our core technologies to develop next-generation products. We intend to continue to use our expertise in power electronics and advanced electromechanical technologies, combined with an integrated solutions approach to developing new and enhanced products, to continue to create innovative, environmentally friendly solutions that lower the cost and to increase the quality of electric power.

We will continue to improve our designs for simplicity, service and cost. We also will continue with judicious cost reductions and feature enhancements to increase customer value and ensure competitively priced and comprehensively serviced solutions. In the last five years we have invested over $57 million in research and development of new products, features and technologies associated with power quality. We now have what we believe to be one of the broadest product offerings in the power quality market. We intend to leverage customer feedback and market intelligence so that we can capitalize on our engineering investment in our product and technology platforms, and we plan to introduce new product categories, features and benefits that will help us maintain our position as a technology leader in power quality solutions.

Increase our marketing focus to build the Active Power brand. We intend to further support our sales channels by increasing our marketing focus and by building the Active Power brand. In 2006 we added additional resources and changed our marketing focus to better leverage our multi-channel sales strategy with a more structured marketing philosophy. We believe a structured approach is necessary to create an integrated, scalable marketing plan that can support each channel, each product and each geography. We believe that more and better sales tools, more lead generation and more brand awareness due to our increased investment and market focus will lead to greater sales success.

Our Flywheel Business

Overview

Our flywheel energy storage system provides a highly reliable, low-cost and non-toxic replacement for lead-acid batteries used in conventional power quality installations. We have shipped over 1,450 flywheels, or more than 350 megawatts of our products to business locations in over 35 countries around the world.

The Flywheel Market

The principle of using stored energy in the form of a flywheel to bridge the gap between a power failure and an emergency diesel generator has been well accepted in Europe and around the world since the 1970s. In some mature markets, these type of products have the majority of the large capacity UPS business. These earlier “diesel-rotary” UPS products were limited by roller-bearing technology and possessed no more than five seconds of stored energy, requiring special arrangements for the selection and starting of the diesel generator engine. The mechanically “in-line” nature of the system also limited the output power of these products. In the 1990s advances in design, including the use of permanent magnets to reduce the load on main bearings, increased the performance of flywheel-designed products. Against this background, the Active Power designed products deploy far more advanced technology and can address a large market that is knowledgeable and familiar with flywheel products.

Our flywheel products generally compete in the greater than 200kVA UPS market. The size of this market was estimated in 2005 to be approximately $740 million in annual sales in a 2006 Frost & Sullivan market study, and is anticipated to grow by 5.4% annually through 2012. Traditionally this market has been served by battery-based UPS technologies; however, substitute products, such as flywheels, are now offering viable alternatives to conventional UPS technology.

At the greater than 200kVA power level, the primary market includes medium and large data centers, operator centers, telecommunications switching gear, broadcasting equipment and process-control (industrial) equipment. UPS systems at this level require special support for installing, auditing and maintaining the system. Hence, more products at this level are sold via direct sales and manufacturers’ representatives. In the reseller channel, mechanical and electrical contractors contribute significantly to the sales process and are an important advocate of a vendor’s product who can design a UPS manufacturer into a customer application. Most applications within this power category serve mission-critical applications. Therefore, downtime or power interruption for these applications can lead to severe financial losses for customers. This also makes this segment of the UPS market somewhat less sensitive to price because products are more likely to be evaluated in terms of product reliability, performance and power quality.

Due to the mission critical nature of the applications supported, customers are more likely to select established power quality brands and prefer a direct relationship with the supplier. Therefore, assurance of a well-developed service organization is viewed as critically important. Today this market segment is dominated by a small number of global UPS manufacturers, including Liebert, American Power Conversion, MGE and Eaton. These companies have strong brand recognition, global service capabilities and broad distribution channels. Smaller, local companies also compete in most major markets.

The biggest driver of growth for UPS systems, particularly in this high power segment, is the increase in power requirements of network and data storage equipment. This growth in power requirements is driving a change in backup power systems, and we believe the number of new installations and build outs also will have a major impact on UPS growth. As power consumption is increasing, customers are looking to more efficient UPS designs that can save space, and that can operate with higher levels of efficiency to reduce electricity expenses. Conventional UPS systems use lead-acid battery-based backup solutions. While this technology is mature, there are known limitations, including the need to constantly monitor the level of availability, significant space requirements, susceptibility to high and low temperatures requiring that they be placed in temperature controlled rooms, toxicity and safety concerns, and significant annual operating and service costs. Alternative technologies that can offer higher reliability, lower total cost of operation and smaller, space efficient design, and that are safe and non-toxic, should be able to capture market share in this market segment. Flywheel-based products offer these advantages and have been in the market for a number of years to prove their reliability and efficiency. Flywheel products have been in the European market for several decades, and are more established as a viable battery alternative in that market generally. We believe that success in that market will be mirrored in other regions of the world, especially as flywheel-based products become more established.

Our successful market penetration of the UPS market primarily depends on two factors. First, our ability to compete with existing double-conversion, battery-based UPS systems. Second, the acceptance of our flywheel-based UPS in industrial applications where batteries are not an option due to the harsh operating environment. Our current flywheel products have a shorter runtime than the battery-based systems (typically 15 seconds to 60 seconds as compared to 5 minutes to 15 minutes with battery-based solutions) at a comparable installed cost. However, our flywheel UPS, when compared to equivalent lead-acid battery-based solutions, offers a significantly higher power density (4 to 15 times greater), lower lifecycle cost, lower maintenance requirements, higher power efficiency (98% as compared with high 80 to low 90 percentages for comparable battery-based double-conversion UPS systems), broader power range, and a higher operating temperature range. These product features allow us to compete more effectively with battery-based alternatives.

Our Flywheel Technology

Our patented flywheel energy storage system stores kinetic energy by constantly spinning a compact steel wheel (“flywheel”) acting as a motor driven by utility power in a low-friction environment. When the user requires short-term backup power (i.e., when the utility power used to spin the flywheel fluctuates or is interrupted), the flywheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity, known as “bridging power,” for short periods until utility power is restored or a backup electric generator starts and takes over generating longer-term backup power for extended electrical outages. We believe that, relative to other energy storage alternatives, our system provides high quality, reliable power at an effective cost.

The primary benefits of our flywheel-based systems include power density and power efficiency of up to 98%. On average, our flywheel-based UPS systems can produce twice as much power as comparable battery-based systems and only require approximately one-half of the equivalent space, or footprint, resulting in a fourfold improvement in power density. Power density for backup power equipment is defined as the amount of backup power a product can provide in a given area. Providing a greater power density allows increased power loads in customer data centers and frees up space for computing systems instead of backup power quality systems. Power efficiency is a measure of the amount of power consumed by the power quality or backup system when operating. This consumed power is also called the standby loss. The more power efficient a backup power system is, the less power it consumes. Our flywheel-based products have lower standby losses (less than 2%) than an equivalent battery-based system, meaning that they have higher power efficiency. As the customer’s costs of electricity rise, we believe that the efficiency of our flywheel-based systems offer greater energy savings resulting in lower total cost of ownership for the customer than battery-based systems.

Rather than rely on the flywheel concepts developed for other applications, we focused our development efforts on providing products that meet the specific needs of the three-phase power quality market. Users requiring backup power products desire products that can deliver high quality, reliable power at a reasonable price. As a result of these needs, we developed a flywheel system that operates at lower speeds (under 8,000 rotations per minute) than the original flywheel applications developed for space-based missions, and with increased reliability. These speeds are comparable to those of automobile engines and industrial machinery. This lower flywheel speed has allowed us to achieve a lower cost design by using an inexpensive bearing system and conventional steel in place of expensive composite materials.

The design of our flywheel system, which is displayed below, integrates the function of a motor (which utilizes electric current from the electric utility grid to provide the energy to rotate the flywheel), flywheel rotor (which spins constantly to maintain a ready source of kinetic energy), and generator (which converts the kinetic energy of the flywheel into electricity) into a single system. This integration further reduces the cost of our product and increases its efficiency.

The flywheel rotor is designed to spin in a near frictionless environment by the use of a low-cost combination of a magnetic and mechanical bearing system. The friction in the spinning chamber is further reduced by the creation of a partial vacuum, which reduces the amount of air in the chamber that otherwise creates drag on the flywheel rotor. The flywheel rotor stores energy in the form of kinetic energy by constantly rotating within the vacuum container. As the flywheel rotor slows down when a user requires power, the rotor’s magnetism is increased as it rotates past copper coils contained in the armature to generate constant output power. This enables the flywheel system to provide between 15 seconds and 60 seconds of electricity during power disturbances. While a lead-acid battery can typically provide backup power for a much longer period, this capability usually is not required when a customer also employs a backup generator. Our flywheel-based system can provide ride-through, or temporary, power for the majority of power disturbances, such as voltage sags and surges, and can bridge the gap between a power outage and the time required to switch to generator power.

We have verified our flywheel design with both internal and external three-dimensional finite element analysis, as well as tests designed to determine the flywheel’s safety at varying speeds. We test each flywheel rotor with stringent quality control methods. These tests have demonstrated a factor of safety consistent with common industrial machines such as large motors and generators.

Our Flywheel Products

CleanSource DC

CleanSource DC is a non-chemical replacement for lead-acid batteries used for short-term backup power in power quality installations. Utilizing our flywheel energy storage technology, CleanSource DC is a stand-alone direct current (DC) product that is compatible with all major brands of UPS. It is compact, quiet and has demonstrated field-proven reliability. When the UPS electronics detect a power disturbance, CleanSource DC draws on the power stored as kinetic energy in the flywheel to generate backup power.

CleanSource DC can operate in conjunction with or can replace battery strings used in UPS and continuous power systems, or CPS. It also can replace the batteries now used with fuel cells and micro-turbines to meet peak power demands. This system is available in a variety of delivered power ratings up to 500 kW per flywheel system. We also can configure the units in parallel to meet higher power requirements. CleanSource DC has been designed for much longer service intervals and more extreme operating environments than typical lead-acid battery installations. Our longest continually running CleanSource DC unit was installed in June 1998. Our installed CleanSource DC units have accumulated approximately 7.8 million hours of field-proven reliability through December 31, 2006. The CleanSource DC comprised approximately 7%, 13% and 4% of our total revenue during 2006, 2005 and 2004, respectively.

CleanSource UPS

We built on the technological success of CleanSource DC by creating a battery-free UPS, CleanSource UPS, which now represents the majority of our current revenues. Instead of a UPS and string of batteries in two separate cabinets, we have integrated the UPS electronics and our flywheel energy storage system into one compact cabinet. Our installed CleanSource UPS units have accumulated over 19.6 million hours of field operation as of December 31, 2006. The CleanSource UPS product family comprised approximately 75%, 69% and 75% of our total revenue during 2006, 2005 2004, respectively.

The CleanSource UPS design takes advantage of the many component similarities between CleanSource DC and standard UPS electronics. Each system requires power conversion electronics, fans for cooling, a frame for structural support, a user display with data reporting capability, and other overlapping functions. By combining these functions into a single system, as shown in the diagram below, we can provide a highly reliable, cost-efficient power quality solution.

CleanSource UPS System Efficiencies

Due to its proprietary cost-efficient design, CleanSource UPS can be competitively priced in relation to the installed cost of a conventional battery-based UPS. Due to its high operating efficiency, small footprint and long service life, we believe that the total cost of ownership of CleanSource UPS, which includes the purchase price, installation, maintenance and energy costs accumulated over a 10-year period, is less than half of that of conventional battery-based UPS systems. We designed CleanSource UPS to be compatible with new and installed standby generators, extending their application to use in a continuous power system, or CPS. We currently offer our CleanSource UPS product line in 65 kVA – 1200 kVA power ranges, and it can be configured in parallel up to 3600 kVA.

Our megawatt-class CleanSource UPS platform uses a separate power electronics platform than the CleanSource UPS systems in the 65 kVA – 900 kVA power ranges. With its compact and efficient design, we believe that our megawatt-class product gives us a significant competitive advantage in the high power UPS market, which is currently served by only a few battery-free companies. We also have the ability to configure multiple megawatt-class UPS systems together in parallel up to 3600 kVA, as evidenced by our having sold multiple 2400/2000 kVA UPS. The customers of high power UPS systems demand that they be highly configurable. We believe that the ability to link multiple of our megawatt class UPS machines in parallel to support higher power levels will allow us to address the multi-megawatt market for power quality equipment by offering our customers a large building block, thereby requiring fewer UPS systems, to address their multi-megawatt power quality needs. We installed our first paralleled megawatt-class UPS system in 2005.

Flywheel Customers

Prior to 2003 our primary customers were OEMs. Our most significant OEM customer has been and continues to be Caterpillar, which distributes CleanSource UPS under its own brand name, and was responsible for approximately 35% of our revenue in 2006.

Since 2003 we have continued to make progress with our Active Power-branded sales channel by selling CleanSource UPS and DC products directly and through manufacturers’ representatives throughout North America and in several other international regions. This sales and distribution channel has increased our end-user interaction and allowed us to respond to customer needs more quickly. Our Active Power-branded sales channel contributed 58% of our revenues during 2006, as compared to 49% in 2005 and 40% in 2004.

The following table provides a representative sample of customers that use our flywheel products, and includes customers sold directly by us or by our OEM partners:

Industry	Representative Customers
Utilities	• Southern Company • Reliant Energy • Covington Electric Co-op	• AEP • JEA • First Energy

Communications	• Telemundo • Christian Television Network • Level 3 Communications • EchoStar Communications	• NBC • ABC • AT&T • Cable & Wireless

Manufacturing	• Abbot Laboratories • GE Industrial Systems • Michelin • Wyeth	• Asea Brown Boveri • STMicroelectronics • Goodyear • Group Tonic

Technology	• Fuji • Sun Microsystems • Hewlett Packard • Freescale Semiconductor	• Siemens • 3M • Micron Technologies

Financial Institutions	• Visa • MBNA	• GMAC

Healthcare, Government, Other	• Albertsons • HEB • Fairview Hospital • University of Michigan	• Nestle • Lockheed Martin • US Air Force • US Dept. of Veterans’ Affairs

Competition

Our CleanSource DC product competes with makers of lead-acid batteries and organizations developing battery-free technologies for UPS applications. Among the manufacturers of battery-free products, Piller, a European-based company, currently offers a flywheel energy storage system that competes with the CleanSource

DC at comparable power levels. However, the Piller flywheel is only available with Piller’s proprietary UPS system. In addition, Pentadyne, a US-based private company, recently began to offer a DC flywheel energy storage system. Examples of other technologies potentially competitive with CleanSource DC include high-speed composite flywheels, ultra capacitors and superconducting magnetic energy storage. To date, however, we believe that none of these technologies has achieved a sufficient presence in our market to be considered a direct competitor.

The CleanSource UPS competes primarily with battery-based UPS manufacturers such as Eaton Electrical, Liebert and MGE UPS Systems. In addition, the CleanSource UPS competes with battery-free systems from Piller, Hitec and KS Techniques (previously EuroDiesel).

With the megawatt-class CleanSource UPS, we are competing with the same group of competitors mentioned above. However, we believe this megawatt class UPS market currently comprises the largest percentage of battery-free UPS systems in the UPS market. We believe the broader market acceptance of battery-free technologies in this power range should strengthen our competitive position.

Our CoolAir Business

CoolAir Overview

CoolAir DC provides backup power for several minutes to hours depending on the customer application. CoolAir DC utilizes mature thermal and compressed air storage (TACAS) technologies combined in a proprietary manner to produce backup power and backup cooling during an electrical disturbance. CoolAir DC is initially targeted at lower power levels than our flywheel products, and is sold as a minute-for-minute replacement for lead-acid batteries. In addition to offering a DC-only solution, when customers desire a complete backup solution with an extended runtime, we have introduced the CoolAir UPS that couples our CoolAir DC product with a third party double-conversion UPS. The CoolAir product family comprised approximately 1% of our total revenue during 2006.

The CoolAir Market

At its current power levels, the CoolAir product primarily competes in the 20-200kVA UPS power market against conventional battery-based UPS systems. According to an independent market analysis of the 2005 global UPS market by Frost & Sullivan, this segment represented approximately 20% of the global UPS market in 2005, with annual sales of approximately $1.1 billion, and is projected to grow at an annual rate of approximately 5% through 2012.

The primary customers in this power level include mission-critical and large-scale equipment, and typically are sold for operator centers, telecommunication equipment switching gear, broadcasting equipment, imaging diagnostic equipment, small and medium size data centers, and process and automation equipment. At this power level, compared to the market for our flywheel business, a greater percentage of sales is made regionally by local resellers. It is estimated that less than one-third of sales are made directly, compared to two thirds in the greater than 200 kVA segment.

Frost & Sullivan estimated sales growth in the 20-200 kVA market at approximately 13% in 2005, faster than the growth rate in the overall UPS market, particularly in North America and Asia, driven by strong demand in the healthcare, high-tech manufacturing and the financial services industries. Frost & Sullivan also expects this segment to continue to grow faster than the overall UPS market.

The primary drivers of growth in this segment are similar to those in our flywheel market and include renewed IT and process upgrades which are increasing power requirements for many organizations and forcing end-users to upgrade their existing power infrastructure. At this lower power level there are more competitors, particularly from Asia, which has contributed towards higher price competition and commoditization of product due to lack of innovation. Competitors have sourced manufacturing offshore to mitigate the effects of this price competition.

Applications in this power segment are often mission critical, which means a high level of user involvement and interaction between the supplier and customer during the purchase process to ensure proper configuration, service, assurance, level of reliability and delivery. This leads to increased involvement of local manufacturers’ representatives and local consulting or electrical engineers in the sales process. Often the choice of sales channel varies by geographic region due to local alliances, local tariffs and regional voltages, as well as a supplier’s position in a given market.

Like the high-power market, brand and service capabilities are important competitive differentiators. If a workstation or equipment fails, customers may suffer potentially significant economic losses. This increased awareness and application criticality have led to an increased level of brand loyalty in this market. Customers want high reliability and features such as product certifications, high power correction factors, maintenance bypass features and monitoring services. These customers also recognize the need for service and after-sales maintenance. UPS products have become more reliable and robust over time, but the backup battery system remains a prevalent source of failure in UPS systems. As a result, monitoring services are as valuable to customers as maintenance.

As most of these UPS systems are used in conjunction with an application, growth in the UPS market should be tied to growth in the application market. However, in recent years the proliferation of the Internet and PCs has been the primary driver of growth.

Overall, brand recognition and service capabilities are the most likely basis of competition due to the maturity of the markets and the lack of product innovation to differentiate similar product offerings. The ability to offer space savings, higher reliability and better service often will determine success in a market, although some markets, particularly in Asia, continue to be driven primarily by price.

Thermal and Compressed Air Storage System Technology

In September 2004 we first introduced a new battery-free technology that utilizes thermal and compressed air storage (TACAS) systems to provide backup power for an extended runtime (minutes to hours) while simultaneously providing backup cooling during an electrical outage or disturbance.

During standby operation (when utility power is present), breathable compressed air can be used as an energy source stored in standard air cylinders. A nominal amount of electricity is used to keep the thermal storage material heated at the proper temperature using basic and redundant electric heating elements. In the event of a power disturbance, a valve is opened releasing the compressed air, which is routed through the thermal storage unit to gain additional energy. This heated air is then applied to an air motor (expansion turbine) that spins at high speeds and turns a permanent magnet alternator, which, in turn generates power that is used to support the critical load. Depending on the application, this product provides backup power for minutes to hours. When utility power is restored, the system can electrically recharge by using some electricity to compress air back into the cylinders and to re-heat the thermal storage material. The byproduct from operation of this system is a discharge of cool air which can be used to cool electronic equipment in the room prior to an orderly data center shutdown or until the data center cooling systems are restored on generator or utility power.

The following graphic depicts the TACAS system:

CoolAir Products

CoolAir DC

Our first product based on this TACAS technology platform is being marketed as CoolAir DC. While CoolAir DC provides extended runtimes similar to battery solutions, it does so without any of the inherent limitations of batteries related to reliability, manageability and maintainability. CoolAir DC utilizes readily available compressed air and thermal energy storage along with simple and reliable mechanical components that combine to produce a predictable and reliable source of DC power that does not degrade over time. In addition, CoolAir DC has the capability to provide backup cooling that has become an important requirement of today’s datacenters because of ever-increasing power densities. In December 2004, we shipped our first CoolAir DC evaluation unit. We recorded our first sale of a CoolAir DC in December 2005, and began commercial production during the second quarter of 2006.

CoolAir DC was developed to meet the needs of the market where customers require minutes to hours of backup power because they typically do not have backup generators. Based on our primary research, we believe a substantial portion of customers within the three-phase UPS market in North America do not have a backup generator and require extended runtimes between 5 and 30 minutes. Similarly, this market segment does not typically have their HVAC system on backup power so that during an outage critical equipment is not being cooled, even if it has backup power. Thus, having the CoolAir DC expel cool air during a power interruption can be of value to these customers by reducing the possibility of a thermal shutdown and allowing critical equipment to run for a longer duration in the event of an extended power outage. CoolAir DC is flexible in its configuration and can easily extend the runtime by simply adding more compressed air tanks. Applications demanding such extended runtime are, for example, the mid-range UPS market (roughly defined as 5 to 200 kVA), where 15 minutes of backup power is required to allow the customer to shut down its critical equipment in an orderly manner. The CoolAir DC system is currently available for a power rating from 32 to 80 kW.

CoolAir DC has lower expected lifecycle costs than battery solutions due to its projected 20-year lifespan, as well as comparatively low maintenance and replacement part requirements. In some instances, the initial cost of CoolAir DC may be higher than batteries for a customer. To help mitigate this upfront financial impact on customers, we are offering customers a usage or lease option in addition to a purchase option. The usage option includes warranty, maintenance and testing for a single price per year during a 3, 5 or 10-year agreement. The usage model spreads out the payments over an agreed term, and offers customers a consistent, predictable cost over time. CoolAir DC can be sold with a UPS or sold into existing UPS installations to replace a customer’s lead-acid batteries.

CoolAir UPS

To provide the fastest route to market for a complete UPS solution for our customers requiring extended runtime, we have teamed with a division of General Electric Corporation to provide an Active Power-branded UPS, which is marketed as CoolAir UPS. This CoolAir UPS solution leverages the TACAS technology and simply couples the CoolAir DC unit with a GE-sourced double-conversion UPS. We can also sell the GE-sourced double-conversion UPS directly to customers without the CoolAir DC. In addition to all the energy storage benefits of the TACAS technology listed above, CoolAir UPS also provides benefits such as tighter voltage regulation and better transient response that leads to much improved output power quality relative to our competitors’ UPS products. With the ability to parallel the GE-sourced UPS, multiple CoolAir UPS systems may be connected in parallel to create a backup power system up to 800 kVA.

CoolAir Customers

We began commercially selling CoolAir DC in the second quarter of 2006, and so our customer base is limited. However, some of the markets and applications that we have already shipped or sold into include the following:

Industry	Application
Utilities	Research Laboratory, Load Leveling
Semiconductor Manufacturing	Chip Manufacturing, Process Manufacturing
Academic Institutions	Data Center Operations
Financial Institutions	Data Center, Travel Center Operations
Solar Cell Manufacturing	Load Leveling

Competition

CoolAir DC competes primarily against battery cabinet offerings for 20–200 kVA UPS provided by suppliers such as Eaton Electrical, Liebert, American Power Conversion and MGE UPS Systems. To our knowledge, there are no commercially available battery-free extended runtime products other than CoolAir within this market space. CoolAir DC provides extended runtimes similar to batteries, without any of their inherent limitations related to reliability, manageability and maintainability. In addition, CoolAir DC has the capability to provide back-up cooling that has become an important requirement of today’s data centers because of the ever-increasing power densities that generate heat within data centers. Our ability to compete effectively with the CoolAir DC product will primarily depend on the rate of acceptance of this new technology in the small to medium business segment.

CoolAir UPS is a 20–100 kVA double-conversion UPS solution that utilizes the TACAS technology for energy storage. With the CoolAir UPS, we compete against battery-based UPS solutions provided by the same group of competitors as mentioned above. Our ability to succeed within this space is also strongly dependent on the acceptance of the TACAS technology within this market segment. A differentiated offering and a strong value proposition for customers have allowed us to sign various top power quality manufacturers’ representatives to carry CoolAir UPS as their primary UPS offering. This manufacturers’ representative channel now provides significant coverage for the CoolAir UPS throughout United States.

Sales and Marketing

For the last several years our sales and marketing activities were focused principally on training and supporting our OEM customers. Since 2000 we have hosted numerous Caterpillar dealers and Eaton Electrical sales representatives to promote awareness of our UPS and DC products and to demonstrate the capabilities and market opportunities of these products. We also implemented several programs aimed at increasing OEM engagement and focusing on selling our products and have conducted regular intensive sales programs focused on enabling and educating our OEM partners throughout the United States and in Europe. These sales programs are used to increase product awareness and sales effectiveness.

Our primary sales channels in North America have traditionally been through our OEM partners, Caterpillar and Eaton Electrical. As we began to broaden our sales channels in 2005 and 2006, we shifted the focus of our sales and marketing activities to direct sales, while still supporting our existing channel partners. In 2005 we undertook a campaign to recruit regional manufacturers’ representatives in the United States and Canada, and added direct sales employees and sales agents for certain products and geographic regions, particularly in Europe, to increase our market coverage. In 2006 we have been growing our geographically dispersed direct sales force to focus on direct customer relationships within specific geographic regions and particularly on specific national accounts. Direct sales tend to improve our relationships with customers, improve our gross margins and add service revenue opportunities.

Our primary sales channels in EMEA include direct sales and select VARs. We also provide services including engineering, installation, start-up, monitoring, and repair for our products under contracts with our customers.

Our marketing efforts focus on developing and sustaining key relationships with industry influencers, such as design engineers, and our channel partners, participating in trade shows to promote the brand and launch our products, and equipping and training our Active Power salespeople and our channel partners. We also work with OEM partners on promotional activities such as advertising development, direct mail and seminar strategies. We use our marketing resources to stimulate end-user interest through trade press articles, participation in industry conferences, online marketing, and limited direct mail to specific power quality prospects. In 2005 and 2006 we increased our marketing efforts in support of our direct selling activities in an effort to increase sales of Active Power-branded products and services.

Service and Support

We have made it a priority to sell service contracts directly to our end-users to parallel our increased efforts to build our global direct sales force. In 2006 we began focusing on increasing our service revenues through increased customer coverage and additional value-add service offerings. We anticipate that in 2007 our service revenues will substantially grow through the direct sale of Active Power service contracts, parts, training, and installation. As we increase direct sales under the Active Power brand, we believe that this will provide us with more opportunities to increase the number of relationships with end-user customers and therefore increase service and support revenues from those customers.

Similar to our sales and marketing activities, prior to 2005 we focused on educating and training our OEM customers on the service and maintenance of our products. We believed their engagement reduced the need for us to have a large internal support organization by enabling our OEMs to provide installation, service and primary support to their customers. We also expanded our service coverage areas and entered into strategic partnerships to broaden our service reach in areas where it was impractical or inefficient to staff Active Power employees. The training programs are hosted at our Austin, Texas location where we have a sophisticated training facility, and where the service people can get hands-on-experience with our products. All of our OEM customers must be certified by Active Power in order to service our products.

We will continue to support our OEM partners who sell service contracts for our products to their customers. We understand the importance of supporting service in these OEM channels as we shift to our multi-channel sales strategy.

Research and Development

We believe that our research and development efforts are essential to our ability to successfully deliver innovative products that address the needs of our customers as the market for power quality products evolves. Our research and development team works closely with our marketing and sales team and OEMs to define product requirements to address the specific needs of the power quality market. Our research and development expenses were $7.9 million, $11.4 million and $10.0 million in 2006, 2005 and 2004, respectively. We anticipate that our research and development expenditures will stay at similar levels to 2006 but decrease as a percentage of sales in the future, which is consistent with our strategy to focus on the 3-phase environment for which a core platform now exists. At December 31, 2006, our research, development and engineering team consisted of 28 engineers and technicians.

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

Strategic Relationships

Caterpillar

In 1999 we established a strategic relationship with Caterpillar, pursuant to which we granted Caterpillar the worldwide right to distribute many of our CleanSource UPS products under the “Cat UPS” brand name. Caterpillar is a market leader in new generator sales and has the largest installed base of existing standby generators in the world. By offering the Cat UPS with a standby generator, Caterpillar can transform a standby power system into a CPS. The combined solution reduces maintenance costs and increases reliability relative to traditional CPS products. Moreover, because Caterpillar’s product line now includes both a UPS and a generator along with switchgear Caterpillar is now selling, Caterpillar can install and service a complete CPS under a single and very recognizable brand name. We believe that this total solution gives both Caterpillar and Active Power a significant competitive advantage in the power quality market.

UPS Development Agreement. We entered into a development agreement with Caterpillar in January 1999 for the creation and distribution of a UPS marketed under the Caterpillar brand name. Under this agreement, Caterpillar invested $5 million in this development. We began shipments of the Cat UPS in 2000. While we retained sole ownership of the underlying flywheel energy storage technology, we jointly own with Caterpillar intellectual property directed to the integration of UPS electronics with the CleanSource flywheel technology. Either we or Caterpillar may license to others the intellectual property that we jointly own without seeking the consent of the other and the licensing party will solely retain all licensing revenue generated by licensing the joint intellectual property. However, we were not to license the joint intellectual property to specifically identified competitors of Caterpillar until January 1, 2007. To date, neither party has licensed the technology to a third party.

We entered into a second development with Caterpillar in September 2001 to develop a high power flywheel UPS platform that Caterpillar may ship under the Cat UPS brand name. Caterpillar invested an additional $5 million in this development. We began shipping this high power UPS in the third quarter of 2003.

Distribution Agreement. Under our distribution agreement with Caterpillar, we sell Cat UPS equipment to them at set prices. During 2006, 2005, and 2004, we received approximately 35%, 42% and 54%, respectively, of our revenue from Caterpillar and its dealer network under this agreement. The principal provisions of this distribution agreement are summarized below:

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

Under our existing agreement, Caterpillar had the right to distribute Cat UPS until January 1, 2007. At such time the agreement continues for additional six-month periods unless either party provides to the other, within ninety days of the end of a period, written notice of its decision not to renew the distribution agreement. The agreement may also be terminated by Caterpillar if we fail to cure any material breach by us, if the Cat UPS we manufacture consistently and materially fails to meet our published specifications, or if we substantially and continuously fail to meet agreed shipment dates for products ordered by Caterpillar. Finally, either party may terminate the agreement in the event of a change of control of the other.

To date, sales by Caterpillar have been short of the contractual minimums necessary for Caterpillar to retain semi-exclusivity; however, we have continued to work with Caterpillar as our primary UPS OEM customer and have not sold the UPS to any of Caterpillar’s identified competitors. The initial term of our agreement with Caterpillar expired in January 2007, and the agreement was automatically renewed for an additional six-month period. We are currently in the process of renegotiating a new multi-year renewal of this agreement with Caterpillar on substantially similar terms as our existing agreement, and currently believe that Caterpillar intends to renew the agreement, although there can be no assurance that such renewal will take place.

Eaton Electrical

Eaton Electrical is a global leader in power systems technology and has a broad range of UPS products and services available worldwide. Eaton Electrical sells and services the CleanSource DC product with its own UPS, delivering a battery-free backup power solution. Eaton Electrical has a well-established sales and service network that allows it to provide an effective sales channel and quality service to our end-users around the world. We recently renewed our worldwide distribution agreement with a one-year term that gives Eaton Electrical the non-exclusive right to distribute and sell the CleanSource DC worldwide. Eaton Electrical is under no obligation to purchase any CleanSource DC units from us.

GE Consumer and Industrial

Purchase Agreement. We have a purchase agreement with GE Consumer and Industrial (formerly GE Digital Energy), a division of General Electric responsible for power quality equipment. GE has the non-exclusive right to purchase and sell our CleanSource DC products. Sales of our products through this channel were negligible in 2006 and 2005.

Sourcing Agreement. During 2005, GE Zenith Controls and Active Power entered into a long-term supply agreement for uninterruptible power supplies and related accessories. This agreement allows us to buy and resell GE’s 60 Hz double-conversion UPS line in North America. In 2005 we began selling these GE UPS systems on a stand-alone basis themselves; and in 2006 we began selling these systems along side our CoolAir DC product through our direct and manufacturers’ representative sales channels.

Other CleanSource DC Distributors

In addition to Caterpillar, Eaton Electrical and GE, we have distribution agreements with other OEM customers that have coverage in other geographical areas (e.g., Japan, India and The Republic of South Korea). To date, none of these distributors has generated significant revenue for us.

Proprietary Rights

We rely on a combination of patents and trademarks, as well as confidentiality agreements and other contractual restrictions with employees and third parties, to establish and protect our proprietary rights. We have filed dozens of patent applications before the United States Patent and Trademark Office, of which 42 have been issued as patents. Additionally, we have made a concerted effort to obtain patent protection abroad for our technology by continuing to file patent applications in Europe and Asia. Our patent strategy is critical for preserving our rights in and to the intellectual property embodied in our CleanSource and CoolAir product lines, as well as in newer technologies. As a manufactured, tangible device that is sold rather than licensed, our products do not qualify for copyright or trade secret protection. To enforce our ownership of such technology, we principally rely on the protection obtained through the patents we own, as well as unfair competition laws. We intend to aggressively protect our patents, which would include bringing legal actions if we deem it advisable.

We own the registered trademarks ACTIVE POWER, ACTIVE POWER + LOGO, CLEANSOURCE and MAKING ELECTRICITY BETTER in the United States. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

Employees

At December 31, 2006, we had 145 employees, with 28 engaged in research and development, 57 in manufacturing, sourcing and service, 40 in sales and marketing, and 20 in administration, information technology and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Seasonality

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

Where You Can Find Other Information

We file annual, quarterly, current and other reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is www.sec.gov.

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

The matters relating to the investigation by the Special Committee of our Board of Directors into our stock option granting practices and the restatement of our consolidated financial statements may result in future litigation or regulatory inquiries which could harm our financial condition and results of operations.

On January 9, 2007, we announced that the Board of Directors had appointed a Special Committee and that this committee, with the assistance of the Company’s outside legal advisers, as well as accounting and tax experts, was conducting a review of our stock option granting practices from the time of our Initial Public Offering in August 2000 through December 2006.

On February 2, 2007 the Company announced that the Special Committee had reached certain preliminary conclusions in the investigation. Specifically, the Special Committee had come to the conclusion that the actual measurement date for certain past stock option grants differed from the stated grant date for such awards, which would result in additional charges to the Company for stock-based compensation expenses. At the time of that disclosure, the amount of such additional charges was unknown. On March 12, 2007 the Company announced that the Company, the Audit Committee and the Board of Directors had determined, based on information provided by the Special Committee and its advisors, that the amount of additional stock-based compensation expense to be recognized would be material. Therefore, we concluded that our previously filed unaudited interim and audited annual consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 (including associated interim periods), as well as the unaudited interim financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 should no longer be relied upon because these financial statements contained amounts that would need to be restated. We disclosed this conclusion in our Current Report on Form 8-K, filed with the SEC on March 12, 2007. Various representatives of the Company, including members of the Audit Committee, the Board of Directors, the Special Committee and authorized officers, discussed those matters with the Company’s independent auditors, Ernst & Young LLP, prior to filing that Current Report on Form 8-K.

This review of our historical stock option granting practices has required us to incur substantial expenses for legal, accounting, tax and other professional services, and has diverted our management’s attention from our business, and could in the future adversely affect our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. There can be no guarantee that any such litigation or regulatory reviews will reach the same conclusions as that of the Special Committee. The conduct and resolution of these matters could be time consuming, expensive and distracting from the conduct of our business.

We voluntarily contacted the United States Securities and Exchange Commission (SEC) regarding the Special Committee’s investigation into our stock option granting practices and have agreed to share the results of the Special Committee with the SEC. We have received requests for voluntary production of documents from the SEC and we are fully cooperating with the SEC.

While we believe that we have made appropriate judgments in concluding the correct measurement dates for stock option grants and option modifications, the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option errors, and there is a risk that any SEC inquiry could lead to circumstances in which we may have to further restate our prior financial statements, or otherwise take actions not currently contemplated. Any such circumstances could also lead to future delays in filing our subsequent SEC reports and possible delisting of our stock from The Nasdaq Global Market. Furthermore, if we are subject to adverse findings in any of these other matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows. Please see Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

Our Quarterly Report on Form 10-Q was required to have been filed by May 10, 2007. On May 10, 2007 we filed a Form 12b-25 extension, which automatically extended that deadline until May 15, 2007. If we are unable to file our Quarterly Report prior to May 10, 2007, we may receive notice from The Nasdaq Stock Market staff of an additional failure to maintain compliance with Nasdaq listing requirements.

We have incurred significant losses and anticipate losses for at least the next several quarters.

We have incurred operating losses since our inception and expect to continue to incur losses for at least the next several quarters. As of December 31, 2006, we had an accumulated deficit of $204.8 million. To date, we have funded our operations principally through the public and private sale of our stock, product revenue and $10.0 million in development funding from Caterpillar. We will need to generate significant additional revenue in order to achieve profitability, and we cannot assure you that we will ever realize such revenue levels. We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our product revenue after costs, and, as a result, we expect to continue to incur losses for the next several quarters.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenue and may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

As of December 31, 2006, we have generated a total of $105.4 million in product revenue since January 1, 1998, with $25 million generated in the year ended December 31, 2006. We are uncertain whether our products will achieve market acceptance such that our revenue will increase or whether we will be able to achieve significant revenue. Therefore, we have a very limited ability to predict future revenue. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses, particularly rent and salaries, are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses, if desired, in a timely manner to offset any revenue shortfall. If our revenue does not increase as anticipated, we will continue to incur significant losses. As a result of the foregoing, we cannot assure you that our revenues will grow or remain stable in future periods or that we will become profitable. In addition, in some future quarters, our financial results may be below the expectations of public market analysts or investors. In such event, the market price of our common stock would likely fall.

If we do not achieve significant sales of our CoolAir products, we may be forced to take an impairment charge for inventory we keep relating to that product line.

At December 31, 2006, we had approximately $4.5 million in inventory relating exclusively to our CoolAir family of products. During 2006 our sales of CoolAir products did not meet our expectations. If we are unable to sell sufficient quantities of our finished CoolAir products, we may not be able to make use of this inventory and we may therefore determine that those assets are impaired. If we find that our inventory assets relating to the CoolAir products are significantly impaired, we will be required to record a charge for some or all of the value of that inventory, which would have the effect of reducing our net income in the period when the impairment determination is made.

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

We derive a substantial portion of our revenues from international markets and plan to continue to expand such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations.

The percentage of our product revenue derived from customers located outside of the United States was 42%, 45% and 50% in 2006, 2005 and 2004, respectively. Our international operations are subject to a number of risks, including:

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

To date, the majority of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering our products less competitive. As we increase direct sales in foreign markets, we are making more sales that are denominated in other currencies, primarily euro. Those sales in currencies other than U.S. dollars can result in translation gains and losses. Currently, we do not engage in hedging activities for our international operations. However, we may engage in hedging activities in the future.

We are subject to risks relating to product concentration and lack of revenue diversification.

We derive a substantial portion of our revenue from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products is therefore critical to our future success. Our future success will also depend on our ability to reduce our dependence on these few products by developing and introducing to the market new products and product enhancements in a timely manner. Specifically, our ability to capture significant market share depends on our ability to develop and market extensions to our existing UPS product line at higher and lower power range offerings, and on our ability to develop and market our extended runtime products, such as the CoolAir DC. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance, which would substantially impair our revenue, profitability and overall financial prospects. Successful product development and market acceptance of our existing and future products depend on a number of factors including:

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

The future growth of our business will depend in part on our ability to expand our existing relationships with distributors, to identify and develop additional channels for the distribution and sale of our products and to manage these relationships. As part of our growth strategy, we may expand our relationships with distributors and develop relationships with new distributors, such as we did in the fourth quarter of 2006 with four new distributor agreements for the Asian market, predominantly in Korea, and India. We will also look to identify and develop new relationships with additional parties that could serve as an outlet for our products, including CoolAir DC. We also entered into a long-term supply agreement with GE Zenith Controls in 2005 to source UPS systems from them that we intend to sell along side our CoolAir DC product. Our inability to successfully execute this strategy, and to integrate and manage our existing OEM channel partners, Caterpillar and Eaton Electric, and our new manufacturer’s representatives could impede our future growth.

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

Caterpillar and its dealer network are our primary OEM customer for our flywheel based products. Caterpillar and its dealer network accounted for 35%, 42% and 54% of our revenue, during 2006, 2005 and 2004, respectively. If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the Cat UPS product is not successful or suffers a material change, our business and financial prospects would likely suffer. Pursuant to our distribution agreement with Caterpillar, they are the exclusive OEM distributor, subject to limited exceptions, of our CleanSource UPS product. Caterpillar is not obligated to purchase any CleanSource UPS units. Pursuant to our development agreements Caterpillar has provided us with $10.0 million in funding to support the development of the Cat UPS product line and other development efforts. In exchange for these payments, Caterpillar received co-ownership of the proprietary rights in this product. Either Caterpillar or Active Power may license to others the intellectual property that we jointly own without seeking the consent of the other, and the licensing party will solely retain all licensing revenue generated by licensing this intellectual property. We are currently in the process of renegotiating a new multi-year extension of our OEM distributor agreement with Caterpillar on substantially the same terms as the existing agreement. If we are unable to successfully renegotiate this agreement, our business and financial prospects would suffer materially.

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

Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities, marketing activities or the development of our manufacturing capabilities with our revenue and our cash on hand. We expect that our current cash and investments, together with other available sources of working capital, will be sufficient to fund corporate cash requirements for at least twelve months. However, unforeseen delays or difficulties in these activities could increase costs and exhaust our resources prior to the full commercialization of our products under development. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

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

Historically the market price of our common stock has fluctuated significantly. In 2006 the sales price of our common stock ranged from $1.76 to $5.91. In addition to those risks described earlier in this section, the market price of our common stock can be expected to fluctuate significantly in response to numerous other factors, many of which are beyond our control, including the following:

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

As of December 31, 2006, our corporate headquarters facility, which houses our administrative, information systems, marketing, manufacturing, sales and service and support groups, consists of approximately 127,000 square feet in Austin, Texas. We lease our corporate headquarters facility pursuant to a lease agreement that expires in December 2007, with options to extend through 2011. Our engineering facility of approximately 19,600 square feet is also located in Austin, Texas pursuant to a lease agreement that expires in March 2009.

In addition to these properties, we lease facilities totaling 14,170 square feet in the United Kingdom, Germany, Algeria and Switzerland for sales and service activities.

ITEM 3.	Legal Proceedings.

Active Power, Inc., et al. v. Greenwich Insurance Company

Between March 2002 and October 2004, Active Power and Joseph Pinkerton, our former Chairman and Chief Executive Officer, were parties to a lawsuit with Magnex Corporation and other plaintiffs alleging breach of a joint venture agreement, misappropriation of trade secrets and other torts. This litigation was settled in October 2004 with the Company paying $5.08 million in settlement that was recorded as an expense in 2004. The plaintiffs dismissed their claims and provided a covenant not to sue the defendants in the future. The plaintiffs further agreed to transfer, assign and otherwise release to the defendants all rights to certain technology involved in the lawsuit.

On July 16, 2004 we filed a lawsuit against Greenwich Insurance Company seeking coverage under an insurance policy providing for management liability and company reimbursement coverage for certain of our and

Mr. Pinkerton’s expenses and damages related to the Magnex litigation described above. In November 2006 we reached a settlement of this litigation with Greenwich Insurance Company whereby Greenwich agreed to pay us $3 million in exchange for a full settlement of this case. Accordingly, after $1.22 million was paid to Mr. Pinkerton pursuant to a reimbursement agreement, the Company received gross proceeds of $1.78 million from the Greenwich settlement.

Matters Related to the Special Committee’s Review of Historical Stock Option Granting Practices

We voluntarily contacted the SEC regarding the Special Committee’s investigation into our stock option granting practices and have agreed to share the findings of the Special Committee with the SEC. We have received requests for voluntary production of documents from the SEC and we are fully cooperating with the SEC.

While we believe that we have made appropriate judgments in concluding the correct measurement dates for stock option grants and option modifications, the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grant measurement date and option modification errors, and there is a risk that any SEC inquiry could lead to circumstances in which we may have to further restate our prior financial statements, or otherwise take actions not currently contemplated. Any such circumstances could also lead to future delays in filing our subsequent SEC reports and possible delisting of our stock from The Nasdaq Global Market. Furthermore, if we are subject to adverse findings in any of these other matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows. Please see Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

Additionally, we believe there is a possibility that the matters relating to the investigation by the Special Committee of our Board of Directors into our stock option granting practices and the restatement of our consolidated financial statements may result in future litigation or formal regulatory inquiries. For additional information regarding such possibility, please see the first item under “Risk Factors” above.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to the vote of our stockholders during the fourth quarter of 2006.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The Nasdaq Stock Market under the symbol “ACPW.” The following table lists the high and low per share sales prices for our common stock as reported by The Nasdaq Stock Market for the periods indicated:

	High	Low
2006
Fourth Quarter	$2.94	$2.01
Third Quarter	3.85	1.76
Second Quarter	5.91	2.65
First Quarter	5.01	3.83

2005
Fourth Quarter	$4.66	$3.10
Third Quarter	4.39	3.01
Second Quarter	3.59	2.39
First Quarter	4.61	3.01

As of May 8, 2007, there were 50,101,201 shares of our common stock outstanding held by 229 stockholders of record.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

We did not repurchase any of our securities during the fourth quarter of fiscal 2006.

On March 19, 2007 we formally notified The Nasdaq Global Market that we had not timely filed our Annual Report on Form 10-K for the year ended December 31, 2006 with the SEC. Therefore we were not in compliance with Nasdaq’s filing requirement as set forth in Nasdaq Marketplace Rule 4310(c)(14), which requires, among other things, that we timely file all required reports with the SEC. Consequently on March 21, 2007, we received a staff determination letter from Nasdaq indicating that our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2006 served as a basis for delisting our common stock from The Nasdaq Global Market at the opening of business on March 30, 2007 unless we requested a hearing in accordance with Nasdaq Marketplace Rules 4800 through 4811. We requested a hearing that was scheduled for May 10, 2007, which stayed the potential delisting of our securities through the hearing date. Representatives of the Company, the Special Committee and the Special Committee’s legal advisers attended the hearing on May 10, 2007, and we are awaiting the decision of the Nasdaq listing qualifications panel. By filing our Annual Report on Form 10-K for the year ended December 31, 2006, we believe we have regained compliance with the conditions for the continued listing of our common stock on The Nasdaq Global Market.

Our Quarterly Report on Form 10-Q was also required to have been filed by May 10, 2007. On May 10, 2007 we filed a Form 12b-25 extension, which automatically extended that deadline until May 15, 2007. If we are unable to file our Quarterly Report prior to May 10, 2007, we may receive notice from The Nasdaq Stock Market staff of an additional failure to maintain compliance with Nasdaq listing requirements.

See Part III, Item 12 for information about our outstanding equity-based compensation awards.

Stock Performance Graph

The graph depicted below shows a comparison of cumulative total stockholder returns for an investment in our common stock, the Nasdaq Stock Market (US) Composite Index, and a peer group of power technology companies having similar market capitalizations.

COMPARISON OF CUMULATIVE TOTAL RETURN

(1)	The Power Index peer group consists of an equal weighting of the following companies, all traded on The Nasdaq Global Market: Active Power, Inc. (ACPW), American Superconductor Corp. (AMSC), Beacon Power Corp. (BCON), Capstone Turbine, Inc. (CPST), FuelCell Energy, Inc. (FCEL), Plug Power, Inc. (PLUG), Distributed Energy Systems Corp. (DESC), and Satcon Technology Corp. (SATC).

(2)	The graph covers the period from December 31, 2001, the last trading day before the beginning of our fifth preceding fiscal year, through December 29, 2006, the last trading day of our most recently completed fiscal year.

(3)	The graph assumes that $100 was invested in our common stock on December 31, 2001 at the closing price on that date of $6.80 per share, in the Nasdaq Stock Market Composite Index and the peer group Power Index, and that all dividends, if any, were reinvested. No cash dividends have been declared or paid on our common stock.

(4)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.	Selected Consolidated Financial Data.

The following tables include selected consolidated financial data for each of our last five years. As discussed in Note 2, “Restatement of Consolidated Financial Statements,” to our Consolidated Financial Statements, our selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003 and 2002 have been restated. This data should be read in conjunction with the consolidated financial statements and notes thereto, with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and with the other financial data set forth elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for future periods.

Consolidated Statement of Operations Data	Year Ended December 31, 2006	Year Ended December 31,
In thousands except per share data		2005	2004	2003	2002
		Previously Reported	Previously Reported	Previously Reported	Previously Reported
Total revenue	$25,029	$17,788	$15,783	$8,890	$13,469
Total cost of revenue	24,343	18,028	18,034	13,948	21,127
Gross margin	686	(240)	(2,251)	(5,058)	(7,658)
Operating expense	23,545	25,080	26,506	18,520	23,060
Loss from operations	(22,859)	(25,320)	(28,757)	(23,578)	(30,718)
Net loss	(21,149)	(22,891)	(27,780)	(21,703)	(27,623)

Basic and diluted net loss per share	$(0.43)	$(0.48)	$(0.65)	$(0.52)	$(0.67)

	Year Ended December 31, 2006	Year Ended December 31,
In thousands except per share data		2005	2004	2003	2002
		Adjustments(1)	Adjustments(1)	Adjustments(1)	Adjustments(1)
Total revenue	$—	$—	$—	$—	$—
Total cost of revenue		58	72	74	105
Gross margin	—	(58)	(72)	(74)	(105)
Operating (income) expense		(43)	474	402	609
Loss from operations	—	(15)	(546)	(476)	(714)
Net loss	—	(15)	(546)	(476)	(714)

Basic and diluted net loss per share	$—	$0.00	$(0.01)	$(0.01)	$(0.02)

	Year Ended December 31, 2006	Year Ended December 31,
In thousands except per share data		2005	2004	2003	2002
		Restated (1)	Restated (1)	Restated (1)	Restated (1)
Total revenue	$25,029	$17,788	$15,783	$8,890	$13,469
Total cost of revenue	24,343	18,086	18,106	14,022	21,232
Gross margin	686	(298)	(2,323)	(5,132)	(7,763)
Operating expense	23,545	25,037	26,980	18,922	23,669
Loss from operations	(22,859)	(25,335)	(29,303)	(24,054)	(31,432)
Net loss	(21,149)	(22,906)	(28,326)	(22,179)	(28,337)

Basic and diluted net loss per share	$(0.43)	$(0.48)	$(0.67)	$(0.53)	$(0.69)

Consolidated Balance Sheet Data	Year Ended December 31, 2006	Year Ended December 31,
In thousands		2005	2004	2003	2002
		Previously Reported	Previously Reported	Previously Reported	Previously Reported
Cash and equivalents	$20,711	$42,040	$45,675	$72,164	$90,044
Working capital	31,205	43,428	43,538	53,277	67,455
Total assets	46,737	60,365	63,366	90,261	110,773
Total stockholders’ equity	38,778	54,116	58,093	85,060	106,660

	Year Ended December 31, 2006	Year Ended December 31,
In thousands		2005	2004	2003	2002
		Adjustments(1)	Adjustments(1)	Adjustments(1)	Adjustments(1)
Cash and equivalents	$—	$—	$—	$—	$—
Working capital	—	(243)	(809)	631	—
Total assets	—	—	—	—	—
Total stockholders’ equity	—	(243)	(809)	(631)	—

	Year Ended December 31, 2006	Year Ended December 31,
In thousands		2005	2004	2003	2002
		Restated (1)	Restated (1)	Restated (1)	Restated (1)
Cash and equivalents	$20,711	$42,040	$45,675	$72,164	$90,044
Working capital	31,205	43,185	42,729	52,646	67,455
Total assets	46,737	60,365	63,366	90,261	110,773
Total stockholders’ equity	38,778	53,873	57,284	84,429	106,660

(1)	See Note 2, “Restatement of Consolidated Financial Statements” to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. In addition to restatement of these annual results, the Company has also restated its results for each of the first 3 quarters of 2006, and information about the effects on these periods is included in Note 11, “Selected Quarterly Consolidated Financial Data (Unaudited)” to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

The effect of each of the material types of error, by period presented, is as follows:

	Year Ended December 31,
	2005	2004	2003	2002
Improper measurement dates for stock options	$331	$359	$323	$283
Modifications to stock option grants	237	7	37	97
Stock option grants to non-employees	3	—	—	114
Tax-related adjustments	109	123	23	—

Total adjustments related to option review	680	489	383	494
Sales tax audit adjustment	(665)	57	93	220

Net effect on loss	$15	$546	$476	$714

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS, SPECIAL COMMITTEE AND COMPANY FINDINGS, REMEDIAL MEASURES AND RELATED PROCEEDINGS

Restatement of Consolidated Financial Statements

In November 2005, as a result of his experiences as a member of a special committee conducting a review of the stock option granting practices at another public company, one of our directors began to inquire about the Company’s own option granting practices. An initial review presented no apparent issues. As a follow up to this request, and in response to questions raised by our external auditor, current management further documented and reviewed the Company’s historical option grants for the prior two years and discovered potentially problematic documentation. Management promptly communicated its concerns to the Board in December 2006, and the Board appointed a Special Committee of independent directors to oversee an internal investigation into our historical stock option granting procedures. We regard the Special Committee as independent because the members thereof had minimal roles in the Company’s option granting or compensation practices and/or were not members of the Company’s Board of Directors for the majority of the period under review. The Special Committee considered and evaluated all grants made during the period from the date of the Company’s Initial Public Offering in August 2000 through December 2006. The Special Committee retained outside legal counsel on December 7, 2006 to assist in and manage the project. Subsequently, legal counsel retained an international, independent national consulting firm to provide accounting and forensic assistance and an independent outside accounting firm to provide tax advice. The investigation included the evaluation of all stock option grants made during the review period, which encompassed 1,410 individual stock option grants to purchase more than 10.59 million shares of our common stock made on 164 grant dates.

The Special Committee’s legal and forensic advisors reviewed thousands of pages of hard copy and electronic documents, captured and analyzed 49.7 gigabytes of electronic information, including over 621,000 files and email messages, and conducted 17 formal interviews with current and former officers, directors and employees. Current members of our management team cooperated fully with the Special Committee’s investigation.

On February 2, 2007 the Company announced that the Special Committee had reached certain preliminary conclusions in the investigation. Specifically, the Special Committee had come to the conclusion that the actual measurement date for certain past stock option grants differed from the stated grant date for such awards, which would result in additional charges to the Company for stock-based compensation expenses. At the time of that disclosure, the amount of such additional charges was unknown. On March 12, 2007 the Company announced that the Company, the Audit Committee and the Board of Directors had determined, based on information provided by the Special Committee and its advisors, that the amount of additional stock-based compensation expense to be recognized would be material. Therefore, we concluded that our previously filed unaudited interim and audited annual consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 (including associated interim periods), as well as the unaudited interim financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 should no longer be relied upon because these financial statements contained amounts that would need to be restated. We disclosed this conclusion in our Current Report on Form 8-K, filed with the SEC on March 12, 2007. Various representatives of the Company, including members of the Audit Committee, the Board of Directors, the Special Committee and authorized officers, discussed those matters with the Company’s independent auditors, Ernst & Young LLP, prior to filing that Current Report on Form 8-K.

As a result of the Special Committee’s investigation, we recorded additional stock-based compensation expense and related tax liabilities for annual and quarterly periods during the review period. Specifically, in this filing, we have restated our consolidated financial statements for the years ended December 31, 2005, and 2004 and the selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, and 2002, to correctly account for: (1) improper measurement dates for stock option grants, including those relating to stock option plan administration deficiencies, delays in completing granting actions and paperwork, and mischaracterization of stock option grant dates; (2) modifications to stock option grants including repricing and extensions of vesting and exercise periods in connection with terminations of employment and extended leaves of absence; (3) stock option grants to non-employees previously accounted for as grants to employees; and (4) tax liabilities, including liabilities related to employee stock purchase plan administration deficiencies and liabilities associated with the misclassification of stock option grants as incentive stock options, or ISOs, and the resulting under-reporting or under-withholding of income and payroll taxes on certain stock option exercises.

In addition to the adjustments related to the stock option review, these restated consolidated financial statements include an adjustment to decrease general and administrative expenses in 2005 by $665,000 and to increase general and administrative expenses in 2004 and 2003 by $57,000 and $93,000, respectively, to reflect the correct accounting for sales taxes due as a result of a multi-year state sales tax audit. This sales tax audit was completed and the total amount due originally recorded in 2005, and we have now recorded the expense in the correct accounting periods. The adjustments also affected periods prior to 2003 that are not restated in these financial statements. We previously had determined these adjustments were not material to our previously reported financial results, but our need to restate prior results in connection with the stock option review has provided the opportunity to simultaneously correct those earlier disclosures. These adjustments are not otherwise related to the stock option review.

The total effects on our net income of all restatements for prior periods relating to the stock option granting practices review and the state sales tax audit is as follows (in thousands):

	Year ended December 31,				Cumulative Effect from January 1, 2000 to December 31, 2001	Total
	2005	2004	2003	2002
Adjustments relating to review of stock option granting practices	$680	$489	$383	$494	$881	$2,927
Adjustments relating to state sales tax audit	(665)	57	93	220	295	0

Total effect on net income	$15	$546	$476	$714	$1,176	$2,927

For all periods prior to 2006, APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) required us to account for stock-based compensation expense associated with stock options as follows:

•

record stock-based compensation expense equal to the intrinsic value of the award measured as the difference between the stated exercise price of the options and the fair market value of the Company’s underlying common stock on the first date when the price and number of shares underlying the option are known with finality (sometimes referred to as the “measurement date”);

•	re-measure the intrinsic value associated with stock option awards in the event the terms of such awards were modified;

•	apply variable accounting in the event stock option awards were repriced;

•	amortize stock-based compensation expense for stock option awards over the term such awards vested; and

•	reverse stock-based compensation expense as stock option awards were terminated or forfeited.

The financial impact of the Special Committee’s findings on our consolidated financial statements for the years ended December 31, 2006 through 2000 was as follows (in thousands):

	Year Ended December 31,							Total
	2006	2005	2004	2003	2002	2001	2000
Category 1: Improper measurement date for stock options	$134	$331	$359	$323	$283	$260	$—	$1,690
Category 2: Modifications to stock option grants	—	237	7	37	97	613	3	994
Category 3: Stock option grants to non-employees	14	3	—	—	114	5	—	136

Total stock-based compensation expense	148	571	366	360	494	878	3	2,820
Category 4: Tax-related liabilities (including the effect of ESPP administration deficiencies)	300	109	123	23	—	—	—	555

Total	$448	$680	$489	$383	$494	$878	$3	$3,375

For all periods prior to 2006, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) allowed us to continue to follow the guidelines of APB 25 in accounting for our stock options, but required us to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted SFAS No. 123 for our primary financial statements. Beginning in 2006 we adopted SFAS No. 123(R), Share Based Payments, and began recording stock-based compensation as an expense in our operating results. The pro forma impact of applying SFAS No. 123 is not necessarily representative of the expense we will incur in future periods under SFAS No. 123(R). Our pro forma information, as restated, for the periods prior to 2006 that are being restated in the financial statements included in this Annual Report is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003	2002
	Restated (1)	Restated (1)	Restated (1)	Restated (1)
Net loss, as restated	$(22,906)	$(28,326)	$(22,179)	$(28,337)
Add stock compensation expense recorded under the intrinsic value method	908	523	483	1,733
Less pro forma stock compensation expense recorded under the fair value method	(3,607)	(5,414)	(6,039)	(5,550)

Pro forma net loss, as restated	$(25,605)	$(33,217)	$(27,735)	$(32,154)

Basic and diluted pro forma loss per share:
As reported and restated	(0.48)	(0.67)	(0.53)	(0.69)
Pro forma	$(0.53)	$(0.78)	$(0.66)	$(0.78)

(1)	See Note 2, “Restatement of Consolidated Financial Statements” to the Notes to Consolidated Financial Statements for a discussion on the cumulative affect of the above financial impact on beginning accumulated deficit

Special Committee and Company Findings

As described above, our Special Committee, which consists solely of independent directors, self-initiated an investigation into our stock option granting practices in December 2006. As a result of this investigation we identified errors with an aggregate financial impact of approximately $3.38 million including the effects of tax adjustments. In the table above describing the financial impact of the Special Committee’s findings on our restated consolidated financial statements, we have summarized the aggregate financial impact of the errors into four categories as further described in the table. Certain amounts reflected in the table are the result of errors from earlier periods due to the accounting treatment for such errors that requires the amortization of the associated compensation expense over multiple periods as the underlying options vest. Most of the errors related to discrepancies between the actual measurement dates for certain option grants and the stated grant dates of such awards. Based on the results of the Special Committee’s review, the Company was able to determine the actual measurement dates for affected options with certainty.

As a result of the Special Committee’s investigation, we have determined the following:

Inappropriate Practices Prior to May 10, 2006. The Special Committee’s review of our stock option granting practices identified the use of the following improper practices by certain former members of our senior management during the period from August 8, 2000, the date of our initial public offering, to May 10, 2006, the date on which Mr. Clishem was appointed to replace Mr. Pinkerton as the Company’s Chief Executive Officer. Several of these improper practices overlapped with respect to many option grants. As the Company determined the total financial impact of the associated errors, primarily by resolving discrepancies between the actual measurement dates for certain option grants and the stated grant dates of such awards, several improper practices may have contributed to any given incorrect measurement date. Therefore, the financial impact of the various types of errors described below is not cumulative.

•

Beginning in May 2001, the regular practice of certain former members of our senior management was to select option grant dates and exercise prices with the benefit of hindsight (i.e. backdating). The backdating practices of certain former members of our senior management generally utilized a so-called “window of opportunity” to select grant dates and exercise prices with the benefit of hindsight, ranging from a few days to several weeks, that corresponded with the date of the lowest closing price for our shares during the period in question. These backdating practices were utilized in connection with 15 grants to existing employees including annual option grants we have historically made to a large number of our employees each year, generally during the first fiscal quarter. The total financial impact of these errors was approximately $1,498,000 and is included in the Category 1 adjustment.

•

The Special Committee also found that in some instances the exercise price was set before a definitive list of optionees and the actual number of option shares to be granted to each optionee was finalized. We have determined that additional stock-based compensation expense relating to these grants must be recorded. The total financial impact of these errors was approximately $724,000 and is included in the Category 1 adjustment.

•

Separately, certain grants prior to May 2006 were approved by Unanimous Written Consent (UWC) of our Compensation Committee with an “effective date” that preceded the date that the UWC was actually signed. We determined that the measurement date for these grants should be the date that the final signature was received from the Compensation Committee members, as evidenced by the receipt of an electronic signature page and supporting electronic date stamping evidence. These errors did not have a separate financial impact from those included as Category 1 adjustments.

•

In two instances in the summer of 2001 involving multiple employees, stock options were granted and subsequently re-granted by certain former members of our senior management. In those cases, grant dates and corresponding exercise prices were modified or adjusted after the initial grant date and price had been communicated to employees or the third-party stock plan administrator resulting in re-granted options with exercise prices lower than the exercise prices of the original grants. A similar instance in 2005 involved the initial grant of options in connection with the hiring of a senior executive officer. These re-grants were not properly accounted for using variable accounting as required by APB 25. The total financial impact for these errors was $58,000 and is included in the Category 2 adjustment.

•

Certain former members of our senior management engaged in actions that decreased the likelihood of detecting problematic practices with option granting procedures, including delayed preparation of Board minutes; drafting Board meeting minutes that did not properly reflect the intentions of the Board; omitting exhibits from Board minutes and not properly recording grants apparently presented and approved at such Board meetings; delaying reporting the activities of the Special Stock Option

Committee to a quarterly basis instead of reporting at each Board meeting as required; re-granting and re-pricing underwater options without communicating to the Board, Audit Committee or the Company’s auditors; liberally construing the definition of an active employee for purposes of stock option accounting; and liberally construing materiality with respect to stock option accounting used by the Company in preparation of its financial statements.

•

Former Company management also delayed or manipulated the documentation of granting actions for options granted to Section 16 reporting persons in order to give the appearance of compliance with SEC reporting requirements.

Deficiencies in Authority to Grant Stock Options. Evidence indicates that our former Chairman (or members of Company management on his behalf) would approve option grants in excess of 20,000 shares to officers and non-employees, which would have been beyond the Board delegated authority granted to the former Chairman, President and Chief Executive Officer in his capacity as sole member of our Special Stock Option Committee. Certain former members of Company management routinely acted as though they had been delegated the authority to establish grant dates and exercise prices notwithstanding lack of authority under Delaware law for non-directors to do so. In April 2007 the Board determined that it was in the best interest of the Company to ratify these past grants and continue to honor any such options that remained outstanding.

Hire Date Grants. The Company’s informal policy was to make new employee grants to non-Section 16 reporting persons with grant dates and exercise prices corresponding to the date that the new employee commenced employment with the Company (or, in some cases, when the employee moved from part-time to full-time employment). Although no evidence was found showing that any of these grants were made as of dates other than the relevant employee’s start date, the recording of minutes approving these grants was often performed at a date other than that commencement date. Considering the consistency of practice and the lack of any evidence that price-seeking manipulative intent was present, the Company has determined that no additional compensation expense would be required as a result of these administrative delays. The same policy was followed for Section 16 reporting persons, with the one exception noted above where confusion surrounding the scheduled 2005 start date of one senior executive officer and the related inability to timely comply with certain SEC reporting requirements appear to have been factors that contributed to this deviation from policy.

Accounting Errors Associated with Stock Option Modifications. Until December 2005, in connection with severance arrangements provided to certain terminated employees, including former officers, certain former members of our senior management extended the vesting period, the exercise period or both, of existing options; often by providing a nominal salary to a terminated employee as part of his or her severance arrangement. In some cases these modifications were made by company managers without senior executive or Board knowledge. In other cases, options were allowed to continue vesting through extended leaves of absence despite contrary provisions in the terms of the option grants. Because these practices had the effect of modifying the original terms of the stock option grants, the Company has determined that we should have recorded compensation expense for certain of these stock option modifications. We have identified a total of 25 instances where such modifications were made and these errors resulted in an aggregate compensation expense of approximately $994,000, which we have included in the Category 2 adjustment.

Employee Stock Purchase Plan Administration Deficiencies. We incorrectly calculated the discount given, and hence the correct purchase price for certain employees making purchases under our Employee Stock Purchase Plan. Certain former managers also allowed a number of terminated employees to continue to purchase shares in the Employee Stock Purchase Plan in violation of IRS rules subsequent to their date of termination. The total financial impact of these errors was approximately $12,000 and is included in the Category 4 adjustment. The Employee Stock Purchase Plan was discontinued in February 2006 for reasons unrelated to the investigation.

Stock Option Grants to Non-Employees. We also failed to correctly account for certain stock options that we granted to non-employees (e.g., advisors or independent contractors, including sales representatives), with the result that the fair value of those grants was not appropriately recorded as a compensation expense as required by

SFAS 123. The financial impact of the error related to the accounting for 30 non-employee stock option grants was approximately $136,000 and is included in the Category 3 adjustment.

Tax-related matters. As a result of misstatement of the correct grant date for stock options, many options were inappropriately classified as incentive stock options (ISOs). Because they were granted with an exercise price less than the fair market value of our stock on the actual date of grant, these options do not qualify for ISO treatment and should have been recorded as non-statutory options. The disqualification of ISO classification and the resulting conversion to non-qualified tax status results in additional payroll withholding tax obligations by the Company on the exercise of these options. The Company has recorded estimated tax liabilities of $543,000, including potential penalties for incorrectly reporting and withholding of taxes for the inappropriately classified incentive stock options. This amount is included in the Category 4 adjustment in the above table. The Company intends to pursue a negotiated settlement with the Internal Revenue Service as soon as practicable, and the ultimate liability will be based on that settlement.

In addition, discounted options vesting subsequent to December 31, 2004 may result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code thereby subjecting holders to a 20% penalty tax and potential interest on the value of the options in the period in which they vested or were exercised. With respect to options exercised, in April the Board of Directors determined that we will assist certain affected optionees in meeting certain tax liabilities by reimbursing such optionees for the amount of such liabilities they have incurred as a result of the granting errors; however, we have determined that certain persons who were significantly involved in the problematic practices identified in our internal stock option investigation will not be afforded any such assistance. With respect to unexercised options, the Board also determined that we will implement a plan to assist certain affected optionees in meeting their liabilities for the amount of this tax obligation by either adjusting the terms of the original option grant (in the case of out-of-the-money options) or adjusting the terms of the original option grant and paying the affected employees an amount to compensate such employees for the increase in exercise price (in the case of in-the-money options). We have determined that certain persons who were significantly involved in the problematic practices identified in our internal stock option investigation will not be afforded any such assistance. Accordingly, we anticipate recording certain expenses associated with such assistance in fiscal year 2007 for the periods in which such determinations were made. We currently anticipate such expenses to be approximately $285,000 although the exact amount will depend upon the Company’s stock price at the time these decisions are implemented. The Company also intends to pursue a negotiated settlement with the Internal Revenue Service relating to this topic as soon as practicable, and the ultimate liability will be based on that settlement. In addition to liabilities for amounts we may be required to pay to the Internal Revenue Service, the adjustments to outstanding unexercised options that the Board plans to make to assist certain affected optionees, as described above, may result in additional charges to future compensation expense relating to those adjusted options. The amount of such charges will depend on the fair value of the adjusted options at the time of the adjustment as compared to their fair value at the time of their original issuance.

Involvement of Current Management. As a result of its investigation, the Special Committee has concluded that there was no involvement in any option approval, processing or modifications, or intentional wrongdoing in any of these errors by our current Chief Executive Officer or our current Chief Financial Officer. The Special Committee and the Board have further concluded that both our current Chief Executive Officer, Mr. James A. Clishem, and our current Chief Financial Officer, Mr. John K. Penver, have appropriately served and can continue to serve as certifying officers with respect to our financial statements, and the Special Committee and Board have expressed their full confidence in the integrity of Mr. Clishem and Mr. Penver.

Remedial Measures

We are committed to remediating the problems associated with our past stock option granting practices. In fact, we had changed and strengthened many of our procedures over option granting prior to discovery of issues with our prior option grants, and the commencement of the independent review in December 2006.

During 2006, management implemented certain improvements to our control environment as well as to controls over administration of and accounting for our equity compensation awards. These control improvements, described below, were applied to equity compensation awards between October 2006 and December 31, 2006:

•

In January 2006 the Board discontinued its use of the Special Stock Option Committee, a single member committee of the Board comprised solely of the Company’s former Chairman, President and Chief Executive Officer, that previously had been granted authority by the Board to approve awards of up to 20,000 shares to non-executive employees.

•

We adjusted our policies and procedures to express the Board’s intent that, as a general matter of practice, equity compensation awards are to be approved in actual meetings of the Compensation Committee or full Board of Directors that are scheduled in advance. In connection with these adjustments, we established a policy pursuant to which options will generally be granted quarterly at a meeting of the Compensation Committee to be held at least four business days after the release of our quarterly earnings. Under this policy, unless unusual circumstances dictate a deviation and the reasons and circumstances are contemporaneously documented, stock-based compensation awards are not to be made at unscheduled meetings or by unanimous written consents. These adjustments also included the discontinuation of the practice of granting options with grant dates as of a new employee’s commencement of employment.

•

We changed the standard terms of our equity compensation awards so that going forward new awards would not be fully exercisable immediately upon issuance and so that vesting would not commence until the date of grant (as opposed to date of commencement of employment).

•

We also adopted a policy that generally requires the attendance of outside legal advisors at Compensation Committee and Board meetings to facilitate the appropriate authorization and documentation of each equity compensation award and meeting minutes in a timely fashion.

•

We added certain procedures to monitor the accuracy and completeness of stock option granting paperwork, including an independent review by our finance manager prior to the issuance of any paperwork to recipients.

Furthermore, the Special Committee issued a report to our Board of Directors in April 2007 recommending certain additional improvements to our stock option granting procedures. We adopted their recommendations, which had the effect of further improving our controls related to stock option granting procedures. The additional control procedures recommended by the Special Committee and approved by our Board included the following:

•

Designating one or more persons adequately trained in the legal and accounting implications of stock option grants to be responsible for administration and monitoring. This person shall report to, and such person’s work is to be reviewed directly by the Company’s Chief Financial Officer. This person will review all proposed grants before they are submitted to the Board or Compensation Committee, review all grants prior to submission to the third-party administrator of the Company’s Stock Plans, and ensure that the exercise price established for all options is equal to or higher than the fair market value of the underlying common stock on the date that the grant has occurred.

•

Expressly advise persons implementing our processes for stock-based compensation awards that the Company’s written Stock-Based Compensation Awards Policies and Procedures preclude the selection of grant dates or exercise prices with the benefit of hindsight.

•

Our option granting processes will be reviewed no less than annually by our Chief Executive Officer and Chief Financial Officer and, to the extent deemed necessary, the Board (or its appropriate committees), to assess compliance with applicable laws and regulations.

We are committed to observing the above remedial measures. We have adopted written Stock-Based Compensation Awards Policies and Procedures that among other things, provide that unscheduled grants should be minimized and only made after full consideration of market timing and other issues associated with any such deviation. Further, the policy calls for the documentation of any such deviation.

Because we have concluded that many holders of currently outstanding stock options were not significantly involved in or aware of the problematic practices described above, the Board has decided that we should continue to honor currently outstanding options that potentially violated the terms of our stock option plan or Delaware law at their issuance.

On April 19, 2007, the Board decided that the Company would not honor any outstanding options held by persons that the Board determined were significantly involved in the problematic practices identified by the investigation and knew or should have known that the practices were contrary to the terms of our stock option plan, Delaware law, or proper accounting practices. On April 19, 2007, the Board directed the Company’s counsel to communicate the Company’s demand that any such options still outstanding should be treated by any such optionee as cancelled. All 483,469 of such options that were still outstanding as of April 19, 2007 have now expired according to their original terms without any attempted exercises.

On April 19, 2007, the Board also decided that the Company should seek the return of profits realized upon the exercise of certain options by persons that the Board determined were significantly involved in the problematic practices identified in the investigation and knew or should have known that the practices were contrary to our stock option plan, Delaware law or proper accounting practices. On April 19, 2007, the Board directed the Company’s counsel to communicate to such persons the Company’s demand for the return of such profits, totaling $323,000 in the aggregate. To date, we have collected $19,250 of such profits from one of the affected individuals. Demands with respect to several other such persons remain pending.

Regulatory Matters

We voluntarily informed the United States Securities and Exchange Commission (SEC) regarding the formation of the Special Committee and its investigation into our stock option granting procedures. We have also agreed to share the results of the Special Committee’s investigation with the SEC. We have received requests for voluntary production of documents from the SEC and have delivered such documents to the SEC, and we are fully cooperating with the SEC. Further SEC inquiries may require us to expend significant management time in the future, and could result in civil or criminal actions seeking, among other things, injunctions, fines and other penalties. We cannot predict how long such inquiries may take or how much time and resources will be required to respond to them, or if any such inquiries will lead to further action by the SEC against the Company or otherwise expose the Company to sanctions, fines or other penalties.

On March 19, 2007 we formally notified The Nasdaq Global Market that we had not timely filed our Annual Report on Form 10-K for the year ended December 31, 2006 with the SEC. Therefore we were not in compliance with Nasdaq’s filing requirement as set forth in Nasdaq Marketplace Rule 4310(c)(14), which requires, among other things, that we timely file all required reports with the SEC. Consequently on March 21, 2007, we received a staff determination letter from Nasdaq indicating that our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2006 served as a basis for delisting our common stock from The Nasdaq Global Market at the opening of business on March 30, 2007 unless we requested a hearing in accordance with Nasdaq Marketplace Rules 4800 through 4811. We requested a hearing that was scheduled for May 10, 2007, which stayed the potential delisting of our securities through the hearing date. Representatives of the Company, the Special Committee and the Special Committee’s legal advisers attended the hearing on May 10, 2007, and we are awaiting the decision of the Nasdaq listing qualifications panel. By filing our Annual Report on Form 10-K for the year ended December 31, 2006, we believe we have regained compliance with the conditions for the continued listing of our common stock on The Nasdaq Global Market.

Cost of Restatement and Investigation

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Special Committee’s investigation, the preparation of our restated financial statements and related regulatory matters. We have incurred expenses of approximately $1.6 million through March 31, 2007 related to these matters. We expect to continue to incur additional expenses at least through June as we complete regulatory reviews and meet with the SEC and IRS, and finalize the liabilities with regard to income tax treatment of issues arising from the investigation. In addition, for potential future legal proceedings related to these matters, we may be obligated to indemnify and advance significant legal expenses to certain current and former officers and directors pursuant to the requirements of Delaware law, our indemnification agreements with such current and former officers and directors and separate agreements covering indemnification and advancement of expenses for certain former officers and directors, in each case relating to.

Executive Level Overview

We design, manufacture and market efficient, reliable and green power quality solutions and Uninterruptible Power Supply (UPS) systems to enable business continuity in the event of power disturbances. Our solutions provide ride-through, or temporary, power for the majority of power disturbances such as voltage sags and surges, and bridge the gap between a utility outage and restoration of power, or the time required to switch to generator power. Our products are designed to be environmentally friendly compared to existing solutions without compromising functionality, efficiency or cost. We have shipped over 1,450 flywheels or more than 350 megawatts of our products to businesses in over 35 countries since we were founded in 1992.

Our patented flywheel energy storage systems store kinetic energy by constantly spinning a compact steel wheel (flywheel) driven from utility power in a low friction environment. When the utility power used to spin the flywheel fluctuates or is interrupted, the flywheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity known as “bridging power” for short periods until utility power is fully restored or a backup electricity generator starts and takes over generating longer term power in the case of an extended electrical outage. We believe that our flywheel products provide many advantages over traditional battery-based systems, including substantial space savings, higher power densities, “green” energy storage and power efficiencies as high as 98% that reduce total operating costs. We offer our flywheel products with load capabilities from 65 kVA to 3600 kVA, while typically targeting power density applications above 200 kVA since the majority of these customers already have back-up generators. We market our flywheel products under the brand name CleanSource®. CleanSource DC is a non-chemical replacement for lead-acid batteries used for bridging power. Utilizing our flywheel energy storage technology, the CleanSource DC is a stand-alone, direct current (DC) product that is compatible with all major brands of uninterruptible power supplies (UPS). We built on the technological success of CleanSource DC by creating a battery-free UPS, CleanSource UPS, which integrates the UPS electronics and our flywheel energy storage system into one compact cabinet. CleanSource UPS represents the majority of our current revenue. The CleanSource UPS is also marketed by Caterpillar Inc. under the brand name “Cat® UPS.” Combining our CleanSource UPS with a generator provides customers with complete short and long-term protection in the event of a power disturbance. We sell our CleanSource flywheel products to commercial and industrial customers across a variety of vertical markets, including manufacturing, technology, communications, utilities, healthcare, banking and military and in all major geographic regions of the world, but particularly in North America and Europe.

To address the requirements of customers without backup generators that require protection from utility disturbances, we have also developed a patented extended runtime product that we call CoolAirTM DC. We initially have targeted CoolAir DC at lower power levels than our flywheel products, and it is sold as a minute-for-minute replacement for lead-acid batteries. CoolAir DC can provide backup power for several minutes to hours depending on the customer application. CoolAir DC utilizes mature thermal and compressed air storage (TACAS) technologies combined in a proprietary manner to produce backup power during an electrical disturbance. This product discharges cool air as a by-product of its operation that also can be used by customers during an electrical disturbance as a source of backup cooling. In addition to offering a DC-only solution, when customers desire a complete backup solution with an extended runtime, we have introduced the CoolAir UPS that couples our CoolAir DC product with a third-party double-conversion UPS. CoolAir initially is being targeted at small to medium-sized data center customers in North America following its commercial introduction in the US in the second quarter of 2006, and an international version in the fourth quarter of 2006.

Our primary sales channels in North America have traditionally been through our OEM partners, Caterpillar, Inc. and Eaton Electrical (formerly known as PowerWare). Since 2005 we have developed additional sales channels in North America including direct sales employees and a network of manufacturer’s representatives. Direct sales tend to improve our relationships with clients, improve our gross margins and add service and other revenue opportunities.

Our primary sales channels in Europe, Middle East and Asia (EMEA) include selling directly to end users and indirectly through select value added resellers (VARs). We also provide services including engineering, installation, start-up, monitoring, and repair for our products under contracts with our customers.

Caterpillar remains our largest OEM partner and our largest customer, representing 35%, 42% and 54% of our revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

During 2005 and into 2006, in an effort to expand the territories in which we sell our Active Power branded products, we began to increase our direct sales organization, particularly in EMEA. We saw revenues in EMEA increase by 45% in 2006 as a result of these efforts and we anticipate higher sales levels from this region in 2007. We also intend to begin selling directly in the Asia Pacific region during 2007 as we continue the geographic expansion of our direct selling capabilities. Sales of Active Power branded products through our direct sales and manufacturers’ representative channels were 58%, 49% and 40% of our revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

Total revenue in 2006 increased 41% from 2005 due to an increasing market acceptance of our flywheel based products, especially our megawatt-class UPS product line and our 250-900 kVA product line. We achieved strong growth in both of our primary markets, North America and EMEA. We believe revenues will continue to grow in 2007 from new product sales, in particular the megawatt-class UPS, and from additional variations of our megawatt-class products that we intend to sell in 2007 to industrial manufacturers and IT customers globally. We believe that the investments we made during 2005 and 2006 in our sales organization to increase our level of direct sales staff, particularly in Europe and Northern Africa will contribute to improved sales results in 2007 from this region. We will expand our North American sales force in 2007 as we increase our direct capabilities in this region.

We were able to improve our gross profit and for the first time in the Company’s history accomplished a positive gross profit for the full year. Our gross profit margin of 3% was an improvement from the -2% we achieved in 2005 and the -15% in 2004. This improvement was due primarily to higher sales volumes, higher direct sales, and higher pricing of our sales. Direct sales typically generate higher margins for us than sales that are made through our distribution channels. We were able to reduce our operating losses by $2.5 million or 10% after having reduced them 14% in 2005 from 2004. This is primarily due to settling our outstanding litigation in the fourth quarter of 2006 which resulted in gross proceeds of $1.8 million, and from lower development expenses in 2006, as well as our efforts at cost management during the year. This included a reduction in our workforce in the third quarter. These savings were offset by higher sales and marketing expenses due to the increase in our sales organization, and by $3.1 million of non-cash stock-based compensation expense which we began recording as an expense in 2006. Excluding the impact of this stock-based compensation, our operating losses were 22% lower than the 2005 level.

Net cash used in operations increased by $0.9 million despite the lower operating losses, primarily due to the investments that we made in inventory for our CoolAir product family and higher finished goods, which saw our inventory increase by $6.0 million, and due to higher levels of receivables as a result of our higher sales activity that resulted in year-end receivables increasing by $1.9 million. We have a history of operating losses and have not yet reached operating profitability. We believe that the success of our flywheel products and our new product developments, combined with our focus on direct sales and solution selling to customers will help us to reduce our level of operating losses and the amount of cash that we consume in our operations. However we expect to continue to incur operating losses for at least the next several quarters. This will continue to consume our cash and investments. Our total cash and investments at December 31, 2006 were $20.7 million compared to $42.0 million at December 31, 2005. We believe that our cash and investments are sufficient to meet our operational needs for at least the next twelve months.

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

Inventories

Inventories are priced at the lower of cost (using the first-in, first-out method) or market. We estimate inventory reserves on a quarterly basis and record reserves for obsolescence or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns and specific identification of items, such as product discontinuance, damaged goods or engineering/material changes.

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

Stock-based Compensation

Beginning in 2006 we adopted SFAS No. 123(R), Accounting for Stock-Based Compensation, using the modified prospective application method and began accounting for our stock-based compensation using a fair-value based recognition method. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information that can change significantly over time. A small change in estimates used can have a relatively large change in the estimated valuation.

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

Through 2005, we accounted for our stock plans using the intrinsic value method prescribed by APB 25 and related interpretations and provided the required pro forma income and per share data as if a fair value method had been used to account for stock-based compensation.

Results of Operations

Comparison of 2006 to 2005

Product revenue

Product revenue primarily consists of sales of our CleanSource power quality products, comprising both UPS and DC product lines, and sales of Continuous Power Systems (CPS) which are comprised of our UPS systems, some combination of third party ancillary equipment, such as engine generators and switchgear. Beginning in 2006, product revenue also includes sales of our CoolAir DC product and CoolAir UPS products. The following table summarizes for the periods indicated, a year-over-year comparison of our product revenue (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2006	$22,384	$6,530	41%
2005	15,854	1,804	13%
2004	14,050	6,500	86%

Product revenue represented 89% of total revenue in both 2006 and 2005. The increase in product revenue from 2005 was due to higher sales of our 250-900 kVA and our megawatt-class UPS product lines which collectively saw sales increase by $7.1 million from 2005. This was offset by a decrease in sales of our CleanSource DC products and our lower power 65-250KVA products. We increased our average sales price per flywheel by 7% to $67 thousand in 2006 from $63 thousand in 2005 due to price increases and due to proportionately more wheels sold through our direct sales channel. Our direct sales channel typically has higher sales prices and profit margins compared to our OEM channel as we do not have to offer channel discounts on our direct sales. We expect this trend to continue. A single product, depending on it power rating, may be comprised of multiple flywheel product units.

In 2006 we sold 308 flywheel product units, a 34% increase over the 229 units that we sold in 2005. This includes a significantly higher number of our megawatt class systems where we sold 120 wheels in 2006, up from 40 in 2005.

We continued to expand the territories in which we sold our Active Power branded products in 2006 as we increased our direct sales organization, particularly in Europe and Northern Africa. We opened new offices in Algeria, Germany and the UK during the year as part of this effort. We anticipate higher revenues from these locations in 2007 as a result. Caterpillar represented 35% of our revenues in 2006 as compared to 42% of our revenue in 2005 and remains our largest single customer as well as our largest OEM customer. Our revenue from Caterpillar increased by 28% in 2006; however this increase was smaller than the 68% increase in our direct business, which is why they now represent a smaller part of our total revenue. We expect further growth in sales to Caterpillar in 2007 as they enjoy success with their large engine generators, particularly in the megawatt and larger power applications. We also have seen and anticipate a further increase in capital spending in datacenters where there is a requirement for higher-density power solutions such as flywheels, and believe that this will drive higher product revenue levels for us in 2007.

In 2006, we began to offer our new CoolAir DC product for commercial sale although the results were not significant. We do not yet know the adoption rate for this new technology, and as a result we do not anticipate this product to become a significant portion of our revenues during 2007, likely less than 10% of total revenues. If our sales of this product fail to meet our expectations, we may be required to incur a charge to reserve excess inventory specific to this product which may materially impact our operating results.

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

Year	Annual Amount	Change from Prior Year	Percent Change
2006	$2,645	$711	37%
2005	1,934	201	12%
2004	1,733	393	29%

The increase in our installed base of customers, particularly those arising from direct sales made by us, is driving the trend of higher service and spares revenue. Our revenue in 2006 was also helped by our improved level of direct sales and large multi-megawatt sales that affords us the ability to generate higher startup service revenues. We anticipate that service and spares revenue will continue to grow as our product revenue increases and as our installed base of product expands because as more units are sold to customers, more installation, startup and maintenance services will be required. Where sales are made through an OEM channel, our OEM partner would typically provide these services to their end-user customers. Thus, increasing direct sales gives us a greater opportunity to grow our service and spares revenues. We plan to aggressively target this revenue stream for growth in 2007.

Cost of product revenue

Cost of product revenue includes the cost of component parts of our products or ancillary equipment that are sourced from external suppliers, personnel, equipment and other costs associated with our assembly and test operations including costs from having underutilized facilities, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The following table summarizes for the periods indicated, a year-over-year comparison of our cost of product revenue (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change	Gross Margin
2006	$21,939	$5,722	35%	3%
2005	16,217	11	0%	(2)%
2004	16,206	4,478	38%	(15)%

The increase in cost of product revenues in 2006 reflects the higher unit volume of sales and production that we experienced. The 35% increase in cost of product revenue mirrors the 41% increase in product revenues that we experienced in 2006. Also included in cost of product revenues in 2006 was $364,000 of stock-based compensation.

We have been able to improve our gross product margins by increasing the average selling price of our products that we sold. 2006 was the first year that we have achieved a positive gross margin for the Company. As our direct sales increase, this will lead to improved product margins. In 2006, we increased sales of higher margin product options and features with the UPS systems we sold, which lead to a further increase in our average selling price.

We have also continued to improve the efficiency and utilization of our manufacturing facility that has a large portion of fixed costs. We incur approximately $5 million per year in fixed costs for our manufacturing facility that has a capacity in excess of our current business requirements, and we expense the excess costs of the underutilization of this facility as part of our cost of product revenues. We now produce more goods with less overhead than in previous years. Some of this efficiency is driven by higher product volumes that allow for better utilization of our test facility and our manufacturing space. We also have ongoing programs within our engineering and manufacturing departments to lower product costs, to identify alternative and cheaper vendors if possible, to reduce our absolute level of spending and headcount, and to improve the manufacturability of our products. These efforts have helped reduce our cost of product revenue and we anticipate further cost reductions in 2007 as we reduce our manufacturing space and make further cost reductions. These benefits have been mitigated during 2006 by higher raw material and commodity price increases, but have allowed us to maintain prices despite the higher incoming costs of materials.

Cost of service and spares revenue

Cost of service and spares revenue includes the cost of component parts that we use in service or sell as spare parts to customers, as well as the labor and overhead costs of our service organization, including travel and related costs incurred in fulfilling our service obligations to our customers. The following table summarizes for the periods indicated a year-over-year comparison of our cost of service and spares revenue (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change	Gross Margin
2006	$2,404	$535	29%	9%
2005	1,869	(31)	(2)%	3%
2004	1,900	(394)	(17)%	(10)%

The increase of 29% in the cost of service and spares revenue in 2006 reflects the higher headcount and related expenses that we put in place during the year to expand our service capabilities. As our direct sales organization has expanded we have added service and technical personnel, including in many foreign markets, in order to support our selling efforts and to meet our customer responsibilities. This increase in costs compares to the 37% increase in service and spares revenue that we achieved in 2006. Balancing our labor requirements to our customer needs will continue to be a business challenge for our service organization in 2007 as we seek to ensure that we do not incur additional fixed labor costs in advance of anticipated service revenues. Maintaining the efficient utilization of our service labor will be key to profitably growing this area of our business. Many of the costs of the service organization are fixed in nature, and higher volume of installation, startup and service work is resulting in improved efficiency and operating results for this group. We expect this trend to continue in 2007.

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

Year	Annual Amount	Change from Prior Year	Percent Change
2006	$7,851	$(3,526)	(31)%
2005	11,377	1,405	14%
2004	9,972	662	7%

Our research and development efforts in 2006 were largely focused on the completion and commercialization of our CoolAir DC product, and enhancements to our megawatt-class UPS products. The decrease in spending compared to 2005 is a result of significantly lower prototype expenses with the CoolAir development as it neared production, and from lower salary expenses following a reduction in headcount that we made in the third quarter of 2006. This decrease was offset by approximately $726,000 of stock-based compensation that we began recording as an expense in 2006. The 2005 expense included a $913,000 technology impairment charge that we incurred in the fourth quarter of 2005 related to certain technology license agreements that we entered into in 2000 and 2001. We had decided not to commercially pursue the underlying technology, but instead plan to focus our development efforts on our existing flywheel and CoolAir product families. We believe that research and development expenses will remain at current levels in 2007, and that the spending will be focused on enhancements and cost reductions to our flywheel products, and continued improvements to the CoolAir products.

Selling and marketing

Selling and marketing expenses primarily comprise compensation and related costs for selling and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs. The following table summarizes for the periods indicated, a year-over-year comparison of our selling and marketing expense (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2006	$10,225	$3,115	44%
2005	7,110	1,210	21%
2004	5,900	524	10%

The increase in selling and marketing expenses in 2006 reflects the higher headcount and related costs as we have expanded our direct sales force in EMEA and opened new offices in the UK and Germany. We have also increased our marketing department staffing as we concentrate on improving the Active Power brand, and supporting our direct selling activities. The 2006 expense also includes approximately $634,000 of stock-based compensation. We anticipate that selling and marketing expenses will continue to increase in 2007 as we expand our direct sales force into new geographies and due to higher variable compensation as our revenues increase.

General and administrative

General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, taxes, and the allowance for doubtful accounts expense. The following table summarizes for the periods indicated, a year-over-year comparison of our selling, general and administrative expense (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2006	$7,250	$700	11%
2005	6,550	522	9%
2004	6,028	1,792	42%

The increase in selling, general and administrative expense from 2005 to 2006 was primarily attributable to $1.4 million of stock-based compensation expense that we began recording in 2006, and from $723,000 of higher legal fees in connection with the Greenwich litigation. These increases were offset by a decrease in the change in our allowance for doubtful accounts expense of $1.2 million compared to 2005, and lower salaries due to lower headcount. We anticipate general and administrative expenses to increase in 2007 because of the higher professional and legal fees as a result of the investigation into our historical stock option granting practices and other potential regulatory reviews, and as we meet the income and other tax obligations for certain affected employees that resulted from our historical stock option granting practices.

Litigation (settlement) expense

In November 2006 we reached a settlement of the litigation with Greenwich Insurance Company whereby Greenwich agreed to pay us $3 million in exchange for a full settlement of this case. Accordingly, after $1.22 million was paid to the Company’s former Chairman and CEO, pursuant to the reimbursement agreement, the Company received gross proceeds of $1.78 million.

Interest income

The following table summarizes the yearly changes in our interest income (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2006	$1,387	$(245)	(15)%
2005	$1,632	$566	53%
2004	1,066	(725)	(40)%

The decrease in interest income from 2005 to 2006 is primarily attributable to the decrease in the amount of available funds that the Company had for investment as our operating losses decreased our cash reserves. We also altered our investment strategy to move more investments into short-term instruments rather than longer-term investments, to take advantage of the rising interest rate environment. We expect interest income to fluctuate depending on cash and investment balances and trends in interest rates.

Income tax expense

Due to operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. As of December 31, 2006, our accumulated net operating loss carryforward was $185.2 million and our research and development credit carryforwards were $3.0 million. We anticipate that these loss carryforward amounts may offset future taxable income that we may achieve and future tax liabilities; however, because of uncertainty regarding our ability to use these carryforwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets.

Change in Market Value of Additional Investment Rights

In February 2005, we completed a private placement of 5,454,510 shares of our common stock to certain accredited investors at a price of $3.64 per share, resulting in aggregate proceeds of $19.8 million. In connection with this offering, we offered these investors Additional Investor Rights to purchase a further 1,636,353 shares of common stock at the $3.64 price for a limited period of time.

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

Comparison of 2005 to 2004

Product revenue

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

We continued to expand the territories in which we sold our Active Power branded products in 2005 as we increased our direct sales organization, particularly in Europe and Northern Africa. Caterpillar represented 42% of our revenue in 2005 and was our largest single customer as well as our largest OEM customer. We increased sales to Caterpillar in 2005 that compliment their large engine generators.

Service and spares revenue

The increase in our installed base of customers, particularly those arising from direct sales made by us, is driving the trend of higher service and spares revenue. Our revenue in 2005 was also helped by our OEM partners increasing their spare parts inventory levels to better service their end-user customers.

Cost of product revenue

Cost of product revenues was unchanged between 2005 and 2004, despite a 13% increase in the level of product revenues. This resulted in our gross margin improving by 13 percentage points to -2% for the year. We were gross margin positive for the last three quarters of 2005.

We were able to improve our gross product margins by increasing the average selling price of our products that we sold. This is particularly true for products that we sold directly, rather than through a distribution channel. As our direct sales increase, this will lead to improved product margins. In 2005 we increased sales of higher margin product options and features with the CPS and UPS systems we sold, which lead to a further increase in our average selling price.

We also improved the efficiency and utilization of our manufacturing facility that has a large portion of fixed costs. During 2005, we incurred approximately $5 million per year in fixed costs for our manufacturing facility that has a capacity in excess of our current business requirements, and we expensed the excess costs of the underutilization of this facility as part of our cost of product revenues. We produced more goods with less overhead than in previous years. Some of this efficiency was driven by higher product volumes that allow for better utilization of our test facility and our manufacturing space. We also had ongoing programs within our engineering and manufacturing departments to lower product costs, to identify alternative and cheaper vendors if possible, and to improve the manufacturability of our products. These efforts helped reduce our cost of product revenue. These benefits were mitigated during 2005 by higher raw material and commodity price increases, but allowed us to maintain prices despite the higher incoming costs of materials.

Cost of service and spares revenue

The cost of service and spares revenue decreased by 2% from 2004 at the same time that related revenues increased by 12%. This decrease in cost of service and spares revenue was primarily due to higher selling prices for spare parts, as well as more efficient utilization of our service labor as our installed base of customers has grown. Many of the costs of the service organization are fixed in nature, and higher volume of installation, startup and service work resulted in improved efficiency and operating results for this group.

Research and development

Our research and development efforts in 2005 were largely focused on the development of our new CoolAir DC product that is based on our thermal and compressed air technology platform, the paralleling of our megawatt-class UPS product, and our ongoing sustaining activities to help lower product costs on our existing products. The increase in spending compared to 2004 was largely attributable to a $913,000 technology impairment charge that we incurred in the fourth quarter of 2005. This charge relates to certain technology and license agreements that we entered into in 2000 and 2001. We decided not to commercially pursue the underlying technology, but instead plan to focus our development efforts on our CoolAir product family. We also spent more on prototype materials in 2005 as we continued development of the CoolAir DC product.

Selling and marketing

Our sales and marketing activities in 2005 were geared towards development of our direct sales channel, and increased marketing activities to develop the Active Power brand, and launch of the paralleled megawatt-class UPS products. The increase in spending compared to 2004 was primarily due to the hiring of additional sales and marketing personnel in the US and EMEA markets, and related personnel costs including travel and the costs of opening new sales offices in the EMEA marketplace.

General and administrative

The increase in general and administrative expense from 2004 to 2005 was primarily attributable to an increase in our allowance for doubtful accounts of $1.2 million that we made in the fourth quarter of 2005 because of collection difficulties with a foreign customer. We were able to offset these higher costs by lowering other administrative expenses in 2005 compared to 2004, particularly with regard to compliance costs of the Sarbanes-Oxley Act, insurance expenses, and legal fees related to the Magnex lawsuit.

Interest income

The increase in interest income from 2004 to 2005 was primarily attributable to rising interest rates in the US over the preceding 18 months. We also altered our investment strategy to move more investments into short- term instruments rather than longer-term investments, to take advantage of the rising interest rate environment. We expect interest income to fluctuate depending on cash and investment balances and trends in interest rates.

Income tax expense

Due to operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. As of December 31, 2005, our accumulated net operating loss carryforward was $164.6 million and our research and development credit carryforwards were $2.8 million. We anticipate that these loss carryforward amounts will offset future taxable income that we may achieve and future tax liabilities; however, because of uncertainty regarding our ability to use these carryforwards and the potential limitations due to ownership changes, we had established a valuation allowance for the full amount of our net deferred tax assets.

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

Liquidity and Capital Resources

We ended 2006 with $20.7 million of cash and investments on hand, compared to $42.0 million at December 31, 2005.

We have funded our business to date through collections of revenues generated by the business and through private and public offerings of our stock, including our initial public offering in 2000 that resulted in net proceeds to us of $138.4 million. We have also received development funding from Caterpillar of $10.0 million since 1999 that we have used to fund certain product development relating to our UPS products. Although we believe that our cash and investments on hand will be sufficient to fund our operations through at least the middle of 2008, based upon our historical and projected cash burn it is likely that the Company will need to raise additional funds before the end of 2007, either through future equity or debt offerings, in order to continue to fund and grow its business beyond that date and to ensure that we have adequate cash reserves. In August of 2006 we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission that would have provided for the sale of up to $75 million of equity or debt instruments. Due to the failure to file our 2006 Annual Report on Form 10-K in a timely fashion, we are no longer eligible to use our shelf registration statement. This will influence the type and amount of any future capital raisings that the Company may complete. At this point, the Company has made no determination as to the amount, timing or type of any future capital raising that it will undertake, but we have had ongoing discussions with a number of investment banking organizations to explore various capital raising options. The Company also is evaluating proposals to establish a bank revolving line of credit or other debt facilities to provide additional liquidity to assist in managing its working capital.

Significant uses of cash

We used $22.3 million of cash in funding our operating activities during 2006. This was $900,000 or 4% higher than the $21.4 million that we consumed in 2005. The benefits of the litigation proceeds of $1.78 million were primarily offset by higher amounts of cash used in working capital, with our inventory and receivables increasing by $7.8 million compared to the prior year. The following table summarizes the yearly changes in cash used in operating activities (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2006	$(22,315)	$875	4%
2005	(21,440)	5,349	20%
2004	(26,789)	(9,863)	(58)%

The increase in inventories was due to the initial investments we made in sourcing inventory for the CoolAir product family, and from holding higher levels of finished goods to support our higher revenue levels. Collectively our inventories increased by $6.0 million from 2005 and we will be working to reduce the level of our inventory during 2007. Receivables have increased in line with higher quarterly revenues, and increased by $1.9 million or 33% from 2005. This compares to the growth in fourth quarter revenues of 60% from fourth quarter revenues of 2005. These increases in inventory and receivables have been reduced by and partially financed by somewhat higher trade payables and accrued liabilities.

Cash provided from investing activities was $19.6 million in 2006 compared to cash used in investing activities of $8.3 million in 2005. This difference is largely due to the timing of purchases and sales of short and long-term investments that we hold, and that we redeem periodically to finance our operations. Our purchases of property and equipment increased to $1.95 million in 2006 from $1.7 million in 2005. This increase was due to the investments that we are making in infrastructure as we expand our direct sales presence, and provide demonstration equipment and showrooms in foreign locations, and from investments made to facilitate the development of paralleled megawatt-class UPS products and new variations of our megawatt-class products that we intend to bring to market in 2007.

Cash provided from financing activities was $2.8 million in 2006 compared to $19.7 million in 2005. The proceeds in 2006 were primarily from the exercise of employee stock options and proceeds from our discontinued employee stock purchase program. In 2005 we received $18.7 million net proceeds from the private placement of shares of common stock.

Future uses of cash

In our day-to-day operations, we incur commitments to make future payments for goods and services. These arise from entering into operating leases and as we make commitments to vendors to provide us materials and services. The following table summarizes our significant contractual obligations and commitments at December 31, 2006 (in thousands):

	2007	2008	2009	2010	2011 and thereafter
Operating lease obligations	$947	$893	$908	$113	$20
Purchase obligations	2,934	—	—	—	—
Other long-term obligations	47	25	25	25	175

We expect the level of capital investments to decrease in 2007 from 2006 due to the absence of manufacturing-related investments that we will need to make and because we are planning to open fewer international offices in 2007.

We anticipate significant legal, professional and other expenses in 2007 as a result of our investigation of historical stock granting procedures, including potentially significant expenses for tax obligations for certain affected employees, and possible indemnification of costs to certain former directors and officers of the Company in the event of further legal or regulatory proceedings.

Beyond the next twelve months, our cash requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the gross profit we are able to generate with our sales, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Other factors that may affect liquidity

We currently offer our CoolAir customers different ways to purchase the product. They may purchase the machine outright at the time of sale, or alternatively may choose to use a usage program whereby they pay a fixed periodic fee over a specified contract period of time for a DC solution, and we provide the equipment and all related services. We believe that this usage program will accelerate the adoption of the CoolAir products as well as provide future guaranteed income streams from long-term usage agreements. This could have a material financial impact upon our business if we have to fund the capital cost of this equipment from our existing capital resources. We believe that we can obtain third party financing or even sell the usage income streams to third party financial institutions if we desire and to mitigate the cost, although to date we have not entered into any agreements to do so. Our experience to date suggests that up to one half of our CoolAir customers may take advantage of our usage programs.

Prior Years

Our principal sources of liquidity at December 31, 2005 consisted of $42.0 million of cash and investments compared to $45.7 million at December 31, 2004. The following table summarizes the yearly changes in cash used in operating activities (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2005	$(21,440)	$5,349	20%
2004	(26,789)	(9,863)	(58)%
2003	(16,926)	5,662	25%

The decrease in cash used in 2005 was largely attributable to lower operating losses in 2005 due to the absence of litigation-related expenses, and from the absence of litigation-related payments that we made in 2004. This was offset by settlement amounts paid for multi-year sales tax audits during 2005. Our working capital did not change significantly from 2004. Receivables increased in line with higher quarterly revenues and inventories have increased by 7%, driven by higher sales levels. These increases in working capital were reduced by and financed by higher trade payables and accrued liabilities.

Cash used in investing activities was $8.3 million in 2005 compared to $31.4 million that was provided from investing activities in 2004. This difference is largely due to the timing of purchases and sales of short and long-term investments that we hold, and that we redeem periodically to finance our operations. Our purchases of property and equipment increased from $323,000 in 2004 to $1.7 million in 2005. This increase was due to the investments that we are making in equipment and infrastructure as we prepared to begin commercial production of the CoolAir product family, and from investments made to facilitate the development of paralleled megawatt-class UPS products.

Cash provided from financing activities was $19.7 million in 2005 compared to $945,000 in 2004. The difference is due to the $18.7 million net proceeds we received in February 2005 from the private placement of shares of common stock. We also received funds from the proceeds of employee stock options and proceeds from our employee share purchase program.

New Accounting Pronouncements

In July 2006 the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material impact on its financial position and results of operations.

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurement. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS

157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

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

Our international sales have historically been made in U.S. dollars. As the Company increases sales in foreign markets, it is making more sales that are denominated in other currencies, primarily euro. Those sales in currencies other than U.S. dollars can result in translation gains and losses which have been minimal to date. Currently, we do not engage in hedging activities for our international operations other than an increasing amount of sales and support expenses being incurred in foreign currencies. However, we may engage in hedging activities in the future.

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 1A, “Risk Factors.” Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

ITEM 8.	Financial Statements and Selected Quarterly Financial Data.

The Financial Statements and Selected Quarterly Financial Data required by this item are included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Background of Restatement.

On March 12, 2007, our Board of Directors, Audit Committee and management concluded that we should restate certain financial statements and related footnote disclosures for the years of 2001 through 2005 and our interim financial statements for 2006 to record additional stock-based compensation expense resulting from prior stock option grants that were incorrectly accounted for under generally accepted accounting principles, or GAAP, and to recognize certain related estimated tax liabilities. The decision to restate our financial statements was based on facts obtained by our management and a review of our historical stock option grants and stock option grant practices that was conducted by a Special Committee of our Board of Directors with the assistance of outside legal counsel and independent forensic, accounting and tax advisors.

The Special Committee reached the conclusion that, pursuant to the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), the actual accounting measurement dates for certain past stock option grants differed from the stated grant dates previously used in accounting for such grants. In certain cases, the differences in these measurement dates resulted in stock-based compensation charges that were not recorded in our financial statements during the applicable periods. In addition, certain of the stock option grants identified as having incorrect measurement dates were misclassified as incentive stock options, resulting in the underreporting or under withholding of certain payroll taxes. These charges had the effect of increasing our reported losses and accumulated deficit as reported in our historical financial statements.

As a result of the findings of the Special Committee and the internal review of management, we concluded that we needed to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and related disclosures, including the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, which are included in Item 6, “Selected Consolidated Financial Data”, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2006.

Effectiveness of Disclosure Controls and Procedures.

We are required to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the required information is recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As a result of the errors in our option accounting that led to non-timely filing of our financial statements and restatement of prior financial statements, our Chief Executive Officer and Chief Financial Officer have concluded that the material weakness described below existed as of December 31, 2006, as more fully described below in “Management’s Report on Internal Control over Financial Reporting.” As a result, we have concluded that we did not maintain effective control over financial reporting as of December 31, 2006, based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process, designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting, and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by COSO. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Due to the findings of the Special Committee as outlined in this Annual Report on Form 10-K, we have identified the following material weaknesses in our internal control over financial reporting as of December 31, 2006:

Control Environment. We did not maintain an effective control environment based on criteria established in the COSO framework. Controls were not effective to adequately identify, assess and address significant risks associated with the granting of stock options that could impact our financial reporting. The findings of the Special Committee investigating our past stock option grants led us to conclude that a control deficiency existed as of December 31, 2006:

•

Our accounting personnel were not adequately involved in the stock option granting process and the company lacked appropriate systems to ensure adequate communication among its accounting, legal and human resource departments relating to option grants;

•

Our legal and human resource personnel were inappropriately allowed to control and administer our stock option grant process without adequate education and without adequate input by our accounting personnel;

•

We failed to ensure that managers and other personnel involved in the stock option grant process understood the potential accounting impact of their actions and the need to seek guidance from our legal and accounting personnel;

•	We failed to put in place proper systems to ensure a review of existing policies and practices against applicable laws and regulations; and

•	We did not maintain or adequately monitor controls related to our equity compensation awards.

As a result of this control deficiency we failed to prevent or timely detect the override of controls by certain former members of senior management. As a result, our controls over financial reporting at December 31, 2006 and earlier periods were unable to prevent or detect the issuance of incorrect financial statements. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Although the financial impact of the underlying problems related to the granting or modification of stock options that occurred during the year ended December 31, 2006 was not material, the cumulative financial effect of errors from prior years that effected the financial results for the year ended December 31, 2006 resulted in a material error in the Company’s 2006 financial statements. As of December 31, 2006 management was not aware of the magnitude of errors that existed in the 2006 and prior year financial statements due to the incorrect accounting for stock options. We were unable to conclude our review of historical option grants in time to enable us to comply with the reporting requirements of the SEC and Nasdaq. As a result, we did not comply with the requirements of adequate controls over financial reporting that would provide for the required information to be recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the SEC.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2.

Remediation of the Material Weakness in Internal Control over Financial Reporting.

In December 2006, our management identified potentially problematic documentation related to certain past equity compensation awards, and reported these findings to the Board of Directors, which contributed to the Board’s decision to appoint a Special Committee of independent directors to initiate an investigation into our stock option grant practices. Even prior to this review, the Board and management had already implemented certain improvements to our control environment as well as to controls over the administration of and accounting for our equity compensation awards. These control improvements, described below, were applied to equity compensation awards between October 2006 and December 31, 2006:

•

In January 2006 the Board discontinued its use of the Special Stock Option Committee, a single member committee of the Board comprised solely of the Company’s former Chairman, President and Chief Executive Officer, that previously had been granted authority by the Board to approve awards of up to 20,000 shares to non-executive employees.

•

We adjusted our policies and procedures to express the Board’s intent that, as a general matter of practice, equity compensation awards are to be approved in actual meetings of the Compensation Committee or full Board of Directors that are scheduled in advance. In connection with these adjustments, we established a policy pursuant to which options will generally be granted quarterly at a meeting of the Compensation Committee to be held at least four business days after the release of our quarterly earnings. Under this policy, unless unusual circumstances dictate a deviation and the reasons and circumstances are contemporaneously documented, stock-based compensation awards are not to be made at unscheduled meetings or by unanimous written consents. These adjustments also included the discontinuation of the practice of granting options with grant dates as of a new employee’s commencement of employment.

•

We changed the standard terms of our equity compensation awards so that going forward new awards would not be fully exercisable immediately upon issuance and so that vesting would not commence until the date of grant (as opposed to date of commencement of employment).

•

We also adopted a policy that generally requires the attendance of outside legal advisors at Compensation Committee and Board meetings to facilitate the appropriate authorization and documentation of each equity compensation award and meeting minutes in a timely fashion.

•

We added certain procedures to monitor the accuracy and completeness of stock option granting paperwork, including an independent review by our finance manager prior to the issuance of any paperwork to recipients.

Furthermore, the Special Committee issued a report to our Board of Directors in April 2007 recommending certain additional improvements to our stock option granting procedures. We adopted their recommendations, which had the effect of further improving our controls related to stock option granting procedures. The additional control procedures recommended by the Special Committee and approved by our Board included the following:

•

Designating one or more persons adequately trained in the legal and accounting implications of stock option grants to be responsible for administration and monitoring. This person shall report to, and such persons work is to be reviewed directly by the Company’s Chief Financial Officer. This person will review all proposed grants before they are submitted to the Board or Compensation Committee, review all grants prior to submission to the third-party administrator of the Company’s Stock Plans, and ensure that the exercise price established for all options is equal to or higher than the fair market value of the underlying common stock on the date that the grant has occurred.

•

Expressly advise persons implementing our processes for stock-based compensation awards that the Company’s written Stock-Based Compensation Awards Policies and Procedures preclude the selection of grant dates or exercise prices with the benefit of hindsight.

•

Our option granting processes will be reviewed no less than annually by our Chief Executive Office and Chief Financial Officer and, to the extent deemed necessary, the Board (or its appropriate committees), to assess compliance with applicable laws and regulations.

We are committed to observing the above remedial measures. We have adopted written Stock-Based Compensation Awards Policies and Procedures that among other things, provide that unscheduled grants should be minimized and only made after full consideration of market timing and other issues associated with any such deviation. Further, the policy calls for the documentation of any such deviation.

Changes in Internal Control over Financial Reporting.

Other than the remediation described above, no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Forward looking statements regarding the effectiveness of internal controls during future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

ITEM 9B.	Other Information.

None.

PART III.

ITEM 10.	Directors and Executive Officers of the Registrant.

The following table sets forth certain biographical information concerning our current directors, executive officers and a key employee:

Name	Age	Position(s)
James Clishem	50	President, Chief Executive Officer and Director
John K. Penver	44	Vice President of Finance, Chief Financial Officer and Secretary
James M. Murphy	42	Vice President Sales—EMEA
Gary P. Rackow	53	Vice President Sales—Americas
Lisa M. Brown	41	Vice President—Marketing & Sales Operations
David J. Beatty	41	Vice President—Engineering
David Perkins	46	Chief Technology Officer
Jason P. Rubin	38	Vice President—Manufacturing
Ake Almgren	61	Director
Richard E. Anderson	42	Director
Rodney S. Bond	62	Director
Brad Boston	53	Director
Jan H. Lindelow	61	Director
Benjamin L. Scott	57	Director

Executive Officers

James Clishem was hired as our Vice President of Business Development in June 2005. He was promoted to be our President and Chief Operating Officer in November 2005 and promoted to Chief Executive Officer in May 2006. He became one of our directors in June 2006. Mr. Clishem came to Active Power from Peregrine Systems, Inc., a publicly traded enterprise software company, where he served as Vice President of Business Development focusing on global alliances since 2004. From 1999 until it was sold in 2004, he was founder, President & CEO of Xodiax, a profitable managed IT services business, which was recognized by Inc Magazine as one of the fastest growing privately held companies in the country. Mr. Clishem also served as Vice President of Data Services for Broadwing Communications, where he had responsibility for a $150 million business unit. He has also held various senior roles at MCI, Ericsson, and Tandem Computers. Mr. Clishem holds a B.S. and M.S. in electrical engineering from the University of Louisville and an M.B.A from Southern Methodist University in Dallas, Texas.

John K. Penver was hired in February 2005 to become our Chief Financial Officer and Vice President of Finance. From May 2004 to February 2005, Mr. Penver served as Chief Financial Officer of PerformanceRetail, Inc., a privately held retail management software company. Prior to that, Mr. Penver served as Chief Financial Officer of Factory Logic, Inc., a privately held enterprise-application software company, from September 2002 to April 2004. From October 2001 to August 2002, Mr. Penver served as an independent business consultant to several privately held companies. From March 2000 to September 2001, Mr. Penver served as Chief Financial Officer and Vice President of Finance and Human Resources for Yclip Corporation, a privately held internet-marketing software company. From February 1997 through March 2000, Mr. Penver was Vice President of Finance for Silicon Gaming, Inc., a publicly traded manufacturer of high-technology slot machines for the gaming industry. Mr. Penver is a Certified Public Accountant and a Chartered Accountant, and holds a Bachelor of Business in Accounting from Monash University in Australia and an M.B.A. from Santa Clara University in California.

James M. Murphy joined Active Power in November 2005 as Director of Sales for Northern Europe and was promoted to Vice President of Sales for the EMEA and Asia Pacific regions in March 2007. He is responsible for managing Active Power’s customer relationships and sales growth in Europe, the Middle East, Africa, Japan, Korea and Southeast Asia. Prior to joining Active Power Mr. Murphy most recently spent 11 years between 1994 and 2005 as a sales director for Piller UK, Ltd., a European manufacturer of rotary UPS products. He also has prior power industry sales experience with Leroy Somer Ltd. and BICC Ltd. in the United Kingdom. Mr. Murphy holds a degree in Electrical and Electronic Engineering from Liverpool University and is a member of the Institute of Electrical Incorporated Engineers.

Gary P. Rackow was hired in October 2006 as Vice President of Sales for the Americas. He is responsible for managing Active Power’s multi-channel sales strategy to drive sales growth and market penetration in North America and Latin America. Prior to joining Active Power, Mr. Rackow most recently worked for Piller, Inc., the US subsidiary of RWE Piller GmbH, a European manufacturer of rotary UPS products, for 14 years where he most recently was Vice President of Sales & Marketing. He also has 10 years executive experience with General Electric as a product and application engineer for power distribution equipment, motor drives, Uninterruptible Power Systems and process controls. Mr. Rackow holds a Bachelor of Science degree in electrical engineering from the Polytechnic Institute of Brooklyn. He has been a registered Professional Engineer for more than 20 years and is a member of IEEE Industry Application Society (IAS).

Lisa M. Brown was hired in December 2005 as our Vice President of Marketing and Sales Operations. In this role she is responsible for all of our product and corporate marketing, product development, public relations, sales operations and field service functions. Prior to joining Active Power Ms. Brown spent 14 years with Broadwing Communications, a telecommunications infrastructure provider where she held executive positions including Vice President of Marketing, Sales Operations and Customer Operations. Ms. Brown holds a Bachelor of Science degree in Business Administration, Finance, from Bloomsburg University in Pennsylvania.

David J. Beatty joined Active Power in April 2001 as a product manager in our engineering group and was promoted to Vice President of Engineering in October 2005. In this role he is responsible for the design and development of all of the Company’s products. Prior to joining Active Power Mr. Beatty had prior engineering and product management experience with companies including Garrett (Honeywell), Caterpillar, Inc. and B&W Nuclear Technologies. Mr. Beatty holds eight patents and has several patents pending. Mr. Beatty holds a Bachelor of Science degree and Masters of Science degree in Mechanical Engineering from the University of Illinois at Urbana-Champaign.

Jason P. Rubin joined Active Power in March 2000 as a production planner and held various positions in our manufacturing group before being promoted to Vice President of Manufacturing in October 2005. In this role Mr. Rubin is responsible for the manufacture and testing of all Active Power products as well as managing all material and logistic requirements to support production. Mr. Rubin has over 15 years of manufacturing experience in multiple industries and immediately prior to joining Active Power was involved in managing operations and manufacturing systems for Windsport, Inc., a fabricated textile manufacturer. Mr. Rubin holds a Bachelor of Science degree in Industrial Engineering from the University of Oklahoma at Norman.

Key Employee

David Perkins joined Active Power in July 1996 and held various positions in our engineering group before being promoted to Chief Technology Officer in April 2005. In this role he is responsible for technical innovation and development of all company products. Prior to joining Active Power, Mr. Perkins was a research engineer for 11 years with The University of Texas at Austin Center for Electromechanics, and was involved with numerous electric machine development projects for military and commercial research contracts. Mr. Perkins currently holds five patents with several patents pending. He is a member of the American Society of Mechanical Engineers and ASTM International and is a member of ASTM Committee A01 on Steels and Subcommittee A01.06 on Steel Forgings. Mr. Perkins holds Bachelor of Science and Masters of Science degrees in Mechanical Engineering from the University of Texas at Austin. While Mr. Perkins is not one of our Section 16 executive officers, we consider him to be a key member of our managment team.

Directors

Ake Almgren has served as a member of our Board of Directors since March 2004. Since May 2003, Dr. Almgren has served as President of his consultant company, ORKAS Corp. From July 1998 to May 2003, Dr. Almgren served as Chairman and Chief Executive Officer of Capstone Turbine Corp. Prior to his employment at Capstone, Dr. Almgren had a 26-year career at ASEA Brown Boveri Limited (ABB), a worldwide power solutions company, where he held the position of worldwide Business Area Manager for Distribution Transformers and managed the operation of 36 plants in 28 countries. He also was President of ABB Power T&D Company, President of ABB Power Distribution, and President of ABB Power Systems during his tenure at ABB. Dr. Almgren also serves on the board of managers of PJM Interconnect LLC and the board of directors of Ensyn Corporation. Dr. Almgren holds a Ph.D. in Engineering from Linkopings Tekniska Hogskola in Sweden and a Masters of Mechanical Engineering from the Royal Institute of Technology in Stockholm, Sweden.

Richard E. Anderson has served as a member of our Board of Directors since July 1997. In 1992, Mr. Anderson co-founded Hill Partners, Inc., a real estate development and investment company now known as HPI Real Estate & Investment Services, Inc., where he currently serves as partner. Mr. Anderson holds a B.A. in economics from Southern Methodist University.

Rodney S. Bond has served as a member of our Board of Directors since September 1994. From October 2000 to the present, Mr. Bond has served as a principal engaged in financial and strategic planning consulting at Sherman Partners, and has also been the Chief Financial Officer for Up Link Corporation, a privately held supplier of GPS business solutions for the golf industry. From May 1990 to October 2000, Mr. Bond served in various capacities, including as Chief Strategic Officer and Chief Financial Officer, with VTEL Corporation, a publicly traded digital video communications company. Mr. Bond holds a B.S. in metallurgical engineering from the University of Illinois and a M.B.A. from Northwestern University.

Brad Boston has served as a member of our Board of Directors since March 2005. Since August 2001, Mr. Boston has been with Cisco Systems, Inc., and between August 2001 and August 2006 served as Cisco’s Senior Vice President and Chief Information Officer. Since August 2006, Mr. Boston has served as Senior Vice President for Cisco’s Global Government Solutions Group. From June 2000 to July 2001, Mr. Boston served as the Executive Vice President of Operations at Corio, an enterprise-focused Internet application service provider. From June 1996 to June 2000, Mr. Boston served as Executive Vice President of product development and delivery at the Sabre Group, a publicly traded travel-related products company. He has also held executive positions at American Express, Visa, United Airlines/Covia and at American National Bank and Trust Company of Chicago. Mr. Boston holds a B.S. in Computer Science from University of Illinois, College of Engineering, Champaign-Urbana, Illinois.

Jan H. Lindelow has served as a member of our Board of Directors since February 1998. Since June 2002 Mr. Lindelow has served as an active board member of several enterprises, primarily in the high technology sector. From June 2001 to June 2002, Mr. Lindelow served as Vice President, Emerging Business Development at IBM Corporation. From May 1997 to May 2001, Mr. Lindelow served as Chairman and Chief Executive Officer of Tivoli Systems Inc., a division of IBM. From July 1994 to December 1995, Mr. Lindelow was President and COO of Symbol Technologies. From 1989 to June 1994, Mr. Lindelow worked in several senior executive positions at Asea Brown Boveri AG, a power and automation engineering company. Mr. Lindelow serves as Chairman of the board of directors of Vignette Corporation, a publicly traded software company, and privately held HyPerformix, Inc. and is also a director of several other private companies. Mr. Lindelow holds an M.S. in electrical engineering from the Royal Institute of Technology in Stockholm, Sweden.

Benjamin L. Scott has served as a member of our Board of Directors since March 2002 and as Chairman of the Board of Directors since February 2007. Since May 2002, Mr. Scott has served as a Venture Partner with Austin Ventures, a venture capital firm. From January 2000 to May 2002, Mr. Scott served as a Partner with Quadrant Management, a venture capital firm. From October 1997 to November 1999, Mr. Scott served as the Chairman and Chief Executive Officer of IXC Communications, a public provider of data and voice communications services that was subsequently sold to Cincinnati Bell and is now known as Broadwing Communications. Mr. Scott has served as a senior executive with AT&T, PrimeCo and Bell Atlantic. Mr. Scott also serves on the board of directors of several private companies and holds a B.S. in psychology from Virginia Polytechnic Institute and State University.

Composition of the Board

The full Board of Directors currently consists of seven directors. The Board, in accordance with our certificate of incorporation, is divided into three classes, with Class I each having three directors and Class II and III having two directors. The Directors in each class serve a three-year term. The terms of each class expire at successive annual meetings so that shareholders elect one class of Directors at each annual meeting.

The current composition of the Board is:

Class I Directors (term expiring at the 2007 Meeting of Shareholders)	Richard E. Anderson Rodney S. Bond Benjamin L. Scott

Class II Directors (serving until the 2008 Meeting)	Jan H. Lindelow James A. Clishem

Class III Directors (serving until the 2009 Meeting)	Ake Almgren Brad Boston

Corporate Governance Guidelines

The Company’s Code of Business Conduct and Ethics, which is the Company’s code of ethics applicable to all Directors, officer, employees and consultants worldwide, embodies the Company’s global principles and practices relating to the ethical conduct of the Company’s business and its long-standing commitment to honesty, fair dealing and full compliance with all laws affecting the Company’s business. The Code of Business Conduct and Ethics is intended to comply with Item 406 of Regulation S-K of the Securities Exchange Act of 1934 and with applicable rules of The Nasdaq Stock Market. Our Code of Business Conduct and Ethics is posted on our Internet website under the “Corporate Governance” tab of our “Company” page. Our Internet website address is www.activepower.com. We will also provide, without charge, a copy of our Code of Business Conduct and Ethics to persons who request a copy by writing us at Active Power, Inc., Attn: Investor Relations, 2128 West Braker Lane, BK12, Austin, Texas 78758.

On an annual basis each Director and executive officer is obligated to complete a Directors and Officers Questionnaire which requires disclosure of any transactions with the Company in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Pursuant to the Code of Business Conduct and Ethics, the Board is charged with resolving any conflicts of interest involving the Chief Executive Officer, the Chief Financial Officer or any executive officer of the Company.

The Board has established a means for employees, customers, suppliers, stockholders and other interested parties to submit confidential and anonymous reports of suspected or actual violations of the Company’s Code of Business Conduct and Ethics relating, among other things, to:

•	Accounting practices, internal accounting controls or auditing matters and procedures;

•	Theft or fraud of any amount;

•	Insider trading;

•	Performance and execution of contracts;

•	Conflicts of Interest;

•	Violations of securities and antitrust laws; and

•	Violations of the Foreign Corrupt Practices Act.

Any stockholder, employee or interested party can call the following toll-free number to submit a report. The number is operational 24 hours a day, seven days a week.

1-800-625-1731

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires Active Power’s directors, executive officers, and 10% stockholders to file forms with the SEC to report their ownership of Active Power shares and any changes in ownership. Anyone required to file forms with the SEC must also send copies of the forms to Active Power. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2006 other than one Form 4 for our director Rodney Bond that reported an exercise of stock options on September 19, 2006 that was not filed until October 12, 2006 and one Form 3 for our former executive officer Ian Bitterlin that was filed on November 2, 2006. As a result of our investigation into our historical stock option granting procedures that we conducted in 2007, we have reason to believe that certain Form 4’s were filed inaccurately or incorrectly and not in compliance with Section 16(a) of the Securities Exchange Act prior to 2006 for some of our executive officers. We are in the process of determining how to advise affected individuals to correct such filings (if required).

Meetings and Committees of the Board

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all Board committee and stockholders’ meetings. In 2006 the Board of Directors met ten times and acted by written consent two times. All directors attended or participated in at least 75% of the meetings of the Board or Committees on which they served during the year ended December 31, 2006 with the exception of Mr. Boston.

Committees of the Board

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are currently the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. In accordance with best practice and Marketplace Rules of The Nasdaq Stock Market, all the committees are comprised solely of non-employee, independent directors. Charters for each of the Committees are available on the Company’s website at www.activepower.com under the “About Us” tab and heading of Investor Relations and subheading of “Corporate Governance.” The charter of each committee is also available in print to any stockholder who requests it. The table below shows current membership of each of the standing Board Committees:

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Rodney S. Bond *	Brad Boston *	Benjamin L. Scott *
Ake Almgren	Benjamin L. Scott	Rodney S. Bond
Jan H. Lindelow	Ake Almgren	Richard E. Anderson

*	Committee Chairman

In addition to the standing committees mentioned above, the Board convenes special committees to consider various other matters as they arise. During 2006 a Special Litigation Committee existed comprising Messrs. Bond and Scott to assist the Company managing outstanding litigation that was ultimately settled in December 2006. In December of 2006 the Board formed a Special Committee to review the Company’s historical stock option granting procedures. This committee comprises Messrs. Boston and Bond.

Audit Committee

The Audit Committee of our Board is responsible for the selection, retention and oversight of our independent auditors. In addition, the Audit Committee reports to the Board of Directors with regard to:

•	the scope of our annual audits and fees to be paid to auditors;

•	our compliance with legal and regulatory requirements;

•	the integrity of our financial statements and the compliance with our accounting and financial policies; and

•	management’s procedures and policies relative to the adequacy of our internal accounting controls.

The Audit Committee is further responsible to pre-approve all audit and non-audit services performed by our independent auditors. The members of the Audit Committee throughout 2006 and as of December 31, 2006 were Messrs. Bond, Lindelow, Rock (through his resignation in October 2006) and Almgren (since October 2006). For 2007, the Audit Committee members are Messrs. Bond, Lindelow and Almgren. Mr. Bond serves as the Chairman of the Audit Committee. The Board has determined that all members of the Audit Committee are “independent” as that term is defined in Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market. The Board of Directors has determined that Mr. Bond is qualified as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K.

Compensation Committee

The Compensation Committee reviews and makes recommendations to the Board of Directors regarding our compensation policies and all forms of compensation to be provided to our directors, executive officers and certain other key employees. The Compensation Committee also manages the granting of stock options to new and existing employees. The Compensation Committee reviews bonus arrangements for all of our executive officers stock compensation for our new and existing employees. The Compensation Committee also administers our stock option plan. The members of the Compensation Committee during 2006 were Messrs. Almgren, Boston, Scott and Rock. In May 2006 Mr. Rock resigned from the Compensation Committee and Mr. Boston became Chairman of the Compensation Committee. The Board of Directors has determined that all members of the Compensation Committee are “independent” as that term is defined in Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee was established in March 2005 to assist our Board of Directors in fulfilling its responsibilities for identifying qualified individuals to become members of the Board of Directors; determining the composition of the Board of Directors and its committees; monitoring the effectiveness of the Board of Directors and facilitating the measurement of the effectiveness of its committees; and developing, monitoring and evaluating sound corporate governance policies and procedures promoting honest and ethical conduct, including policies pertaining to the identification and treatment of conflicts of interest. The members of the Nominating and Corporate Governance Committee during 2006 were Messrs. Anderson, Bond and Scott, with Mr. Scott serving as its Chairman. The Board of Directors has determined that each member is an “independent director” as defined in Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market.

Special Litigation Committee

The Special Litigation Committee is a committee of our Board of Directors composed of Messrs. Bond and Scott that is responsible for keeping abreast of the company’s pending litigation, particularly as to the Magnex litigation which was resolved in 2004 and with respect to the Greenwich litigation which is described further elsewhere in this 2006 Annual Report on Form 10-K. The Special Litigation Committee meets with our outside law firms and legal advisors and is involved in assisting with strategic decisions regarding legal matters. The Board of Directors dissolved this committee in February 2007 following the resolution of the Greenwich litigation.

ITEM 11.	Executive Compensation.

Compensation Discussion and Analysis

Philosophy

All of our compensation programs are designed to attract and retain key employees, motivating them to achieve and rewarding them for superior performance. Different programs are geared to short and longer-term performance with a goal of increasing shareholder value over a longer term. Executive compensation programs impact all of our employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations.

We believe that the compensation of our executives should reflect their success as a management team, rather than individuals, in attaining key operating objectives such as revenue growth, reductions in operating losses and cash flow, growth or maintenance of market share and long-term competitive advantage, and ultimately, in attaining an increased market price for our stock. We believe that the performance of our executives in managing the company considered in light of general economic conditions and specific company, country, industry and competitive conditions, should be the basis for determining their overall compensation. We also believe that their compensation should not be based on the short-term performance of our stock, whether favorable or otherwise, but rather that in the long-term the price of our stock will reflect our operating performance and ultimately, the management of the company by our executives. We will also evaluate both performance and compensation to ensure that the company maintains its ability to attract and retain superior executives in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of similar or peer companies. To that end, we believe that executive compensation packages provided by the company to its executives, including its named executive officers, should include both cash and stock-based compensation that reward performance against measured goals.

The individuals who served as our Chief Executive Officer and Chief Financial Officer for any portion of the year ended December 31, 2006, as well as the other individuals included in the Summary Compensation Table below, are referred to as “Named Executive Officers.”

Setting Executive Compensation

Based on the above objectives, the Committee has structured our annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Board, and to reward the executives for achieving such goals. In furtherance of this, the Committee has retained the services of Radford Surveys & Consulting, an outside human resources consulting firm, to conduct an annual survey of its total compensation program for all of its executive officers. Radford provides the Committee with relevant market data and alternatives to consider when making compensation decisions for the Named Executive Officers and for all our executive officers.

Elements of compensation for our executive officers include: base salary, bonus, stock incentive awards, and health and disability insurance. Base salaries for our executives are set at the regularly scheduled meeting of the Committee in January of each year. At this meeting, the Committee also approves and adopts the management incentive plan for the new financial year, determines the awards from the previous year’s management incentive plan, and typically grants stock-based awards to all of our executive officers and other eligible employees.

At the beginning of each year, it has been the practice of the Committee to review the history of all of the elements of each executive officer’s total compensation over each of the past 3-4 years, and compare the compensation of the executive officers with that of the executive officers in an appropriate market comparison group, using comparative data supplied by Radford. This includes the peer group of companies in the Alternative Energy Market and other companies with similar market capitalizations and cost structures to the Company. The Committee has looked to compensate executives at the median of our competitors with respect to base compensation, and for total potential compensation. Typically, the Chief Executive Officer makes compensation recommendations to the Committee with respect to the executive officers that report to him. Such executive officers are not present at the time of these discussions. The Committee then deliberates its compensation recommendations with respect to the Chief Executive Officer, who is absent from such discussions. The Committee may accept or adjust any of the recommendations of the Chief Executive Officer and also makes the sole determination of the Chief Executive Officer’s compensation.

We choose to pay each element of compensation in order to retain and to attract the necessary executive talent, reward annual performance and provide incentive for their balanced focus on long-term strategic goals as well as short term performance. The amount of each element of compensation is determined by or under the direction of the Committee, which uses the following factors to determine the amount of salary and other benefits to pay each executive:

•	performance against corporate and individual objectives for the previous year;

•	difficulty of achieving desired results in the coming year;

•	value of their unique skills and capabilities to support the long-term growth of the Company;

•	performance of their general management capabilities; and

•	contribution as a member of the executive management team.

These elements fit into our overall compensation objectives by helping to secure the future potential of our operations, facilitate our entry into new markets, providing proper compliance and regulatory guidance, and helping to create a cohesive team.

Base Salary

We use the base salary element of executive compensation to provide the foundation of a fair and competitive compensation opportunity for each named executive officer. We review base salaries annually and target salary compensation at or near the median base salary practices of the market, as reflected in our peer group analysis conducted by Radford, but maintain flexibility to deviate from market-median practices for individual circumstances, including qualifications, experience and responsibilities. The Committee also considers an internal review of the executive’s compensation relative to other executive officers and the individual performance of the executive in establishing the base salary.

Annual Bonus

The management incentive program is an annual cash incentive program that is designed to motivate and reward our executives for their contribution towards the achievement of shorter-term financial and operating goals that we believe drive our operating results and/or create shareholder value.

Under this plan, the Committee, with recommendations provided by the Chief Executive Officer, establishes an annual target award for each executive officer, which is typically expressed as a percentage of the executive’s base salary. For 2006 this target award level ranged between 20% and 100% of base salary for our executive officers, depending upon position. Although each executive officer is eligible to receive an award under the plan, the granting of the awards to any individual is entirely at the discretion of the Committee. The Committee may choose to award the bonus or not, and decide on the actual level of the award in light of all relevant factors after completion of the fiscal year.

For 2006, 80% of an executive officer’s target award was based upon achievement of corporate financial and operating objectives. The remaining 20% of the executive’s target award was based upon achievement of individual objectives unique to each executive and their areas of responsibility. Both the corporate and individual goals were established by the Committee at the beginning of 2006. At year end, the Chief Executive Officer prepared an analysis of accomplishments relative to the established corporate and individual goals for presentation to the Committee. The Committee made their own evaluation of the performance of the Chief Executive Officer’s accomplishments. The 2006 target awards were based on the Company’s 2006 corporate goals and included growth targets for revenue, product contribution margins, product quality and certain product development goals.

Stock Option and Equity Incentive Programs

The Committee believes that the interests of our shareholders are best served when a significant proportion of an executive’s compensation is comprised of equity-based or other long-term incentives that appreciate in value contingent upon increases in the share price of our common stock. Therefore it has been our practice to make annual grants of equity-based awards to our executive officers and to all of our employees. However there is no set formula for the granting of awards to individual executives or employees and these decisions are made annually by the Committee.

The Committee may decide to grant equity in the form of stock options or as restricted stock. The Committee may establish any conditions or restrictions it deems appropriate on any grant. Awards of restricted stock vest between one and three years after the date of the grant. Stock option award levels are determined based on market data, vary among participants based on their positions within the company, and a recipient may receive multiple grants in any period due to performance, promotion or other factors.

New hire grants typically vest quarterly over four years from the date of grant. Existing employee grants typically vest at a rate of 25% after one year, and then quarterly over the remaining three years. Grants to Directors typically vest after one year. All options have a 10-year term. Vesting rights cease upon termination of employment, except in the case of death (subject to a one-year limitation), disability or retirement. Exercise rights typically cease ninety days after termination. Prior to exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such options, including voting rights and the rights to received dividends.

Timing of Grants

Stock awards to our executive officers and other key employees are typically granted annually in conjunction with the review of the individual performance of the executive officer. This review takes place at a regularly scheduled meeting of the Committee, which is typically held in conjunction with the meeting of our Board in January of each year. Equity awards are granted to our non-executive directors on the date of our annual meeting of stockholders, in accordance with the terms of our 2000 Stock Plan. Grants to newly hired employees historically were effective on the employee’s first day of employment with the Company. To facilitate this practice the Board had delegated authority to the Chief Executive Officer to grant individual stock awards of less than 20,000 options to non-executive employees. This practice was changed in January 2006, and now all grants are made in regularly scheduled meetings of the Committee or Board, with effect from the date of the meeting. Grants to newly hired executive officers are made at the next regularly scheduled Committee meeting or at an impromptu meeting on or following their hire date. The exercise price of all stock options is set at the closing price of our common stock on The Nasdaq Global Market on the day of the meeting that grants the award.

Stock Ownership Guidelines

The Company had no established stock ownership guidelines prior to 2007. In February 2007 the Board adopted guidelines for Board members that require Directors to obtain a minimum level of stock ownership in the Company within five years of their appointment to the Board. This policy provided a transition period to enable current directors to comply with this new policy.

Perquisites and Other Personal Benefits

The Company prefers to compensate its executive officers using a mix of short and longer-term compensation, with an emphasis on performance and does not believe that providing an executive perquisite program is consistent with our overall compensation philosophy. We generally do not provide any benefits to our executives that are not provided or otherwise available to all of our employees. In this regard it should be noted that we do not provide pension arrangements, post-retirement health coverage, or similar benefits for our executives or employees.

The perquisites that we provide are as follows. We provide a 401(k) Plan for all employees; however, at this stage we do not provide any matching funds to this plan for anyone. Our health and insurance plans are the same for all employees. In general our employees pay approximately 30% of the health premiums due. In 2006 we announced a sales incentive trip to reward the top achievers in our sales and service organizations. For the people selected to go, if they so choose, participants may be accompanied by their spouse or a guest. The first recipients of this benefit will occur in fiscal 2007. We also provided an automobile allowance to a European-based executive officer as that is part of the normal competitive compensation package in that market. We do not provide such allowances to our US based executives.

Role of Executive Officers in Compensation Decisions

The Compensation Committee of the Board of Directors (the “Committee”) makes all compensation decisions for the Named Executive Officers and for all of our executive officers.

The Chief Executive Officer annually reviews the performance of all of our executive officers (other than the Chief Executive Officer whose performance is reviewed by the Committee). The conclusions reached and recommendations based on those reviews, including with respect to salary adjustments and annual bonus and award amounts, are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives. Neither our Chief Executive Officer nor any other member of executive management votes on items before the Committee; however, the Committee and Board of Directors solicit the views of the Chief Executive Officer and work with other members of management to determine the agenda for each of their meetings, as well as with our human resources department and outside advisors to prepare meeting materials.

Employment agreement with Mr. Clishem

In connection with our promotion of James Clishem to be our President and Chief Excutive Officer on May 10, 2006, we entered into an oral agreement with Mr. Clishem relating to the terms of his employment, which set forth the following terms:

•	Annualized salary of $300,000;

•	A bonus target that represents up to 100% of the annualized salary;

•	200,000 option shares to vest over four years of continued employment with Active Power;

•	Participation in all Active Power benefit programs; and

•	Provision for a severance payment equivalent to six months of Mr. Clishem’s then-current salary plus medical benefits in the event that his employment is terminated for reasons other than cause.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	All other Compensation	Total Compensation
		(1)	(2)	(3)	(4)	(5)	(6)
Joseph F. Pinkerton III, Chairman, Chief Executive Officer through May 10, 2006	2006	$150,151	$—	$—	$261,229	$—	$—	$411,380

James A. Clishem, President and Chief Executive Officer since May 10, 2006 (Principal Executive Officer)	2006	277,587	—	293,000	270,038	165,000	41,912	1,047,537

John K. Penver, Chief Financial Officer, VP Finance and Company Secretary (Principal Financial Officer)	2006	178,180	—	—	111,303	51,000	—	340,483

Ian F. Bitterlin, Vice President—Sales EMEA	2006	172,538	17,858	—	32,675	44,142	16,697	283,910

Lisa M. Brown, Vice President—Marketing and Business Development	2006	153,849	—	—	37,928	54,400	—	246,177

David Beatty, Vice President—Engineering	2006	146,370	—	—	75,066	40,800	—	262,236

(1)	Being total salary paid during 2006 less amounts earned under the 2005 Management Incentive Program that were paid during 2006.

(2)	Represents sign-on bonus paid to Mr. Bitterlin upon commencement of employment in January 2006. Mr. Bitterlin left the Company on March 23, 2007.

(3)	Represents the amount of fair value that was expensed by the Company during 2006 for restricted shares granted to Mr. Clishem upon promotion to president in November 2006, as valued in accordance with the provisions of SFAS 123 (R).

(4)	Represents the dollar amount of compensation expense recognized by the Company in its financial statements for the year ended December 31, 2006 in accordance with the requirement of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share based payments, and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount are included in footnote 4 to our consolidate financial statements included elsewhere in this Annual Report on Form 10-K.

(5)	Represents cash bonuses earned under the Company’s 2006 Management Incentive Plan that were paid out in February 2007.

(6)	Represents moving, temporary living and storage expenses paid to Mr. Clishem during 2006, and auto allowance payments made to Mr. Bitterlin during 2006.

GRANTS OF PLAN BASED AWARDS

		Estimated future payouts under non-equity incentive plan awards					All other option awards. Number of securities underlying options	Exercise or base price of option awards ($/share)	Grant Date Fair Value of Stock or Option Awards
Name and Principal Position	Grant Date	Threshold		Target(1)	Maximum
								(2)	(3)
Joseph F. Pinkerton III, Chairman, Chief Executive Officer through May 10, 2006	2/3/2006 2/3/2006	$	— 0	— —	$	— 275,000	100,000 —	$4.20 —	$265,440 —

James A. Clishem, President and Chief Executive Officer since May 10, 2006	2/3/2006 5/16/2006		0 —	— —		300,000 —	— 200,000	— 4.41	— 565,300

John K. Penver, Chief Financial Officer, VP Finance and Company Secretary	2/3/2006 2/3/2006		— 0	— —		— 75,000	85,000 —	4.20 —	225,624 —

Ian F. Bitterlin, Vice President—Sales EMEA	1/12/2006 2/3/2006		— 0	— —		— 83,700	50,000 —	4.14 —	138,725 —

Lisa M. Brown, Vice President—Marketing and Business Development	2/3/2006		0	—		75,000	—	—	—

David Beatty, Vice President—Engineering	2/3/2006 2/3/2006		— 0	— —		— 60,000	25,000	4.20	66,360

(1)	Our non-equity incentive awards do not set out any specific target performance level. The Management Incentive Plan under which the awards are made was not in place during 2005, and the minimum metrics to qualify for a 2006 award all exceed comparable 2005 metrics.

(2)	The exercise price of the stock option awards is equal to the closing price of the common stock as reported by The Nasdaq Global Market on the date of grant of the award.

(3)	Refer to Note 4, “Stock-based compensation” in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for the relevant assumptions used to determine the valuation of our option awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name and principal position	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date	Vested at 12/31/06
Joseph F. Pinkerton III, Chairman, Chief Executive Officer through May 10, 2006 (1)	70,500	—	20.00	1/25/2010	70,500
	150,000	—	3.58	2/21/2012	150,000
	127,500	—	1.22	2/12/2013	119,531
	127,500	—	3.24	2/13/2014	87,656
	127,500	—	3.24	2/14/2015	55,781
	100,000	—	4.20	2/3/2016	—

	703,000	—			483,469

James A. Clishem, President and Chief Executive Officer since May 10, 2006	125,000	—	2.68	6/7/2015	46,875
	300,000	—	3.34	11/10/2015	75,000
	200,000	—	4.41	5/16/2006	—

	625,000	—			121,875

John K. Penver, Chief Financial Officer, VP Finance and Company Secretary	110,000	—	3.78	2/28/2015	48,125
	85,000	—	4.20	2/3/2016	—

	195,000	—			48,125

Ian F. Bitterlin, Vice President—Sales EMEA (2)	50,000	—	4.14	1/27/2015	9,375

Lisa M. Brown, Vice President— Marketing and Business Development	75,000	—	3.56	12/1/2015	18,750

David Beatty, Vice President—Engineering	9,000	—	18.62	4/9/2011	9,000
	2,500	—	5.63	8/14/2011	2,500
	313	—	3.58	7/24/2012	313
	937	—	1.22	2/12/2013	—
	1,875	—	1.00	3/11/2013	938
	8,750	—	3.24	2/13/2014	2,500
	13,750	—	3.24	2/14/2015	2,500
	50,000	—	3.81	10/10/2015	12,500
	25,000	—	4.20	2/3/2016	—

	112,125	—			30,251

(1)	All of Mr. Pinkerton’s options expired 90 days following his February 1, 2007 resignation from the Company.

(2)	All of Mr. Bitterlin’s options will expire 90 days following his March 23, 2007 resignation from the Company.

Prior to October 2006, all equity compensation awards made by the Company were fully exercisable upon issuance, even if the underlying securities were not yet vested. The Company has a right to repurchase exercised, but unvested securities, from the holders at the original purchase price upon the holder’s termination from the Company.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name and principal position	Number of shares acquired on exercise	Value realized on exercise	Number of shares acquired on vesting	Value realized on vesting
Joseph F. Pinkerton III, Chairman, Chief Executive Officer through May 16, 2006	—	$—	—	$—

James A. Clishem, President and Chief Executive Officer since May 16, 2006 (Principal Executive Officer) (1)	—	—	100,000	257,000

John K. Penver, Chief Financial Officer, VP Finance and Company Secretary (Principal Financial Officer)	—	—	—	—

Ian F. Bitterlin, Vice President—Sales EMEA	—	—	—	—

Lisa M. Brown, Vice President—Marketing and Business Development	—	—	—	—

David Beatty, Vice President—Engineering (2)	30,314	$133,273	—	$—

(1)	Represents the fair market value of the underlying stock award on the date that the restrictions lapsed and the shares became vested to Mr. Clishem.

(2)	Represents the difference between the selling price of our common stock by the officer on The Nasdaq Global Market and the exercise price of the exercised options, multiplied by the number of options exercised.

Potential Payments upon Termination or Change of Control

Change in Control Agreements

We have entered into Change in Control Agreements with our Chief Executive Officer and our Chief Financial Officer. These agreements generally provide that, if within 12 months following a change in control the executive officer’s employment is terminated for reasons other than for cause (as defined in the agreement) or by the executive for good reason, including a significant reduction in the role and/or responsibility of the executive within 12 months of the change in corporate control, then certain amounts of severance pay and/or acceleration and vesting of certain outstanding stock options or benefits would be payable. In the case of our Chief Executive Officer, in the event of termination he would be entitled to a severance payment equal to six months of salary and be entitled to receive health benefits for six additional months. In the case of our Chief Financial Officer, in the event of a termination he would be entitled to a severance payment equivalent to four months of salary and up to 75% of his originally granted 110,000 options would accelerate and vest immediately upon the change in control, to the extent not already vested. There are no other conditions that are required to be met in order for these payments to be made to these executives.

Had a change in control occurred in 2006, and had their employment been terminated on December 31, 2006, these named executive officers would have been eligible to receive the payments set forth in the table below. This includes amounts earned through such time and are only estimates of the amounts that would be paid to these executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the company.

	Salary	Benefits	Accrued Vacation Pay	Total
James A. Clishem	$150,000	$6,600	$11,342	$167,942
John K. Penver	61,667	—	20,293	81,960

Had Mr. Penver’s employment been terminated as of December 31, 2006, his change of control agreement would have also provided for the acceleration of vesting for 34,375 options. The exercise price of those options was lower than the fair market value of the underlying shares on December 31, 2006, and Mr. Penver would not have realized any immediate profit from such acceleration. Nevertheless, the Company would have recorded an additional compensation expense due to the acceleration under SFAS 123(R) in an amount equal to $75,285.

Employment Agreement

Our oral agreement with our Chief Executive Officer, James Clishem, also provides that he would receive a severance payment equal to six months’ salary if he were terminated without cause. If we had terminated Mr. Clishem without cause on December 31, 2006, he would have been entitled to a severance payment of $150,000.

Directors’ Compensation

Name	Fees earned or paid in cash $	Option awards $	Total compensation
		(3)
Joseph F. Pinkerton III (1)	included in executive compensation table
James A. Clishem	included in executive compensation table

Ake Almgren	$35,000	$63,548	$98,548
Richard Anderson	37,500	39,371	76,871
Rodney Bond	57,500	39,371	96,871
Bradley Boston	35,000	51,929	86,929
Jan Lindelow	40,000	39,371	79,371
Terrence Rock (2)	35,625	39,371	74,996
Benjamin Scott	55,000	39,371	94,371

Total—all directors	$295,625	$312,332	$607,957

(1)	Mr. Pinkerton resigned from the board effective February 2, 2007.

(2)	Mr. Rock resigned from the board on October 26, 2006.

(3)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R), and thus includes amounts from awards granted in and prior to 2006.

The following table shows the aggregate number of option awards outstanding for each of our directors as at December 31, 2006 as well as the number of shares underlying option awards during 2006 and the grant date fair value of option grants made to directors during 2006:

	Aggregate number of options outstanding at December 31, 2006	Option awards made during 2006	Grant date fair value of option awards made during 2006
Joseph F. Pinkerton III	included in executive compensation table
James A. Clishem	included in executive compensation table

Ake Almgren	60,000	15,000	$48,840
Richard Anderson	60,000	15,000	48,840
Rodney Bond	80,400	15,000	48,840
Bradley Boston	45,000	15,000	48,840
Jan Lindelow	75,000	15,000	48,840
Terrence Rock	75,000	15,000	48,840
Benjamin Scott	85,000	15,000	48,840

Total—all directors	480,400	105,000

Overview of Director Compensation and Procedures

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, we consider the amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required of members of the Board.

Our non-employee directors receive a fee of $7,500 per quarter for their service as a director. In 2006, members of the Audit Committee also receive an additional $10,000 per year for service on the committee which is paid quarterly. Members of the Compensation Committee and the Nominating and Corporate Governance Committee receive an additional $5,000 per year for service on each of these committees, which is paid quarterly. The Chairperson of the Audit Committee also received an additional annual $10,000 fee in addition to the Audit Committee participation compensation, which was paid quarterly. The Chairpersons of the Compensation Committee and the Nominating and Corporate Governance Committee received an additional annual amount of $2,500 for acting as Chairperson, which was paid annually. In 2006 the Company had a Lead Independent Director who was paid an annual fee of $10,000 on a quarterly basis. When the board appoints a special committee, additional compensation may be paid to those directors who serve on the special committees. In 2006 the Board had a Special Litigation Committee, and the participants thereof were paid an annual fee of $2,500 on a quarterly basis. The Board may at its discretion award additional fees to special committee members, but did not do so in 2006.

On the date of each annual meeting of stockholders, each non-employee director who continues to serve as a non-employee director is automatically granted an option to purchase 7,500 shares of common stock provided such individual has served on the Board of Directors for at least six months. This annual automatic grant shall be supplemented by a discretionary grant to purchase an additional 7,500 shares of common stock on the date of such annual stockholder’s meeting. Under these programs, on the date of our 2006 Annual Meeting, Messrs. Almgren, Anderson, Bond, Boston, Lindelow, Rock and Scott received option grants to purchase 15,000 shares of common stock with an exercise price of $5.08 per share, the closing sale price of our common stock on The Nasdaq Global Market on the date of our 2006 Annual Meeting.

New Directors are awarded an automatic option grant to purchase 25,000 shares of common stock on the date such non-employee joins the Board of Directors under our 2000 Stock Plan. This initial automatic option grant is supplemented by a discretionary option grant to purchase a further 5,000 shares of common stock on the date such person joins the Board of Directors. No new non-employee directors were appointed to the Board during 2006.

Directors who are also our employees do not receive cash or equity compensation for service on the Board in addition to their compensation payable for their service as employees of the Company.

Indemnification Agreements

Our certificate of incorporation limits the liability of our directors to the Company and the stockholders for breaches of the directors’ fiduciary duties to the fullest extent permitted by Delaware law. In addition, our certificate of incorporation and bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law. We also maintain directors’ and officers’ liability insurance. The Company has entered into indemnification agreements with all of our directors and our executive officers.

Compensation Committee Report

The compensation committee is responsible for discharging the responsibilities of the board with respect to compensation of executive officers. The compensation committee sets performance goals and objectives for the chief executive officer and the other executive officers, evaluates their performance with respect to those goals and sets their compensation based upon the evaluation of their performance. In evaluating executive officer pay, the compensation committee may retain the services of an outside compensation consultant and consider recommendations from the chief executive officer with respect to goals and compensation of the other executive officers. The compensation committee assesses the information it receives in accordance with its business judgment. The compensation committee also periodically reviews director compensation. All decisions with respect to executive and director compensation are approved by the compensation committee and recommended to the full board of directors for ratification.

The compensation committee is also responsible for administering our equity-based plans. The committee established a formal stock approval policy in February 2007 to govern the administration of granting equity-based awards to directors, officers and employees. The compensation committee also periodically reviews our equity-based plans and makes its recommendations to the board with respect to these areas.

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2006 with management. In reliance on the reviews and discussions referred to above, the compensation committee recommended to the board, and the board has approved, that the CD&A be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the SEC.

Submitted by the Compensation Committee of the Board of Directors:

Brad Boston (Chair)

Benjamin L. Scott

Ake Almgren

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during 2006 were Messrs. Almgren, Boston, Scott and Rock. In May 2006 Mr. Rock resigned from the Compensation Committee and Mr. Boston became Chairman of the Compensation Committee. All members of the compensation committee are independent directors, and none of them are past or present employees or officers of the Company or any of our subsidiaries. No member of our compensation committee has any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served on a board or compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers server on our board or our compensation committee.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders (1)	5,418,765	(2)	$4.50	1,508,421	(3)
Equity Compensation Plans Not Approved by Shareholders	—		—	—

Total	5,418,765	(2)	$4.50	1,508,421	(3)

(1)	Consists of the 1993 and 2000 Stock Incentive Plans and the 2000 Employee Stock Purchase Plan.

(2)	Excludes purchase rights accruing under the company’s 2000 Employee Stock Purchase Plan, which was terminated on February 3, 2006 with a remaining stockholder approved reserve of 937,238 shares.

(3)	Consists of shares available for future issuance under the 2000 Stock Incentive Plan.

Beneficial Ownership Of Securities

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of May 8, 2007 (unless otherwise indicated) by:

•	each person known by us to be a beneficial owner of five percent (5%) or more of our common stock;

•	each director;

•	each Named Executive Officer; and

•	all current directors and executive officers as a group.

Our common stock is the only class of voting securities outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Except as indicated in the notes following the table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 50,101,201 shares of common stock outstanding as of May 8, 2007. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days following May 8, 2007 are deemed outstanding. However, these shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person or entity.

Beneficial Owner	Shares beneficially owned	% of shares beneficially owned
Executive Officers and Directors
James A. Clishem	803,332	1.58%
John K. Penver	245,000	*
Lisa M. Brown	85,000	*
David M. Beatty	122,125	*
Richard E. Anderson	459,099	*
Ake Almgren	77,500	*
Rodney S. Bond	125,220	*
Brad Boston	45,000	*
Jan H. Lindelow	175,000	*
Benjamin L. Scott	135,000	*
All current directors and executives as a group (13 persons)	2,699,832	5.22%

Other 5% stockholders:
Joseph F. Pinkerton III	4,363,796	8.71%
Dawson Herman Capital Management, Inc.	4,161,230	8.31%
Dimensional Fund Advisors LP	2,918,929	5.83%
Sound Energy Partners, Inc.	5,001,148	9.98%

*	less than one percent of outstanding common stock

Notes Regarding Beneficial Ownership Table:

•	The address for all officers and directors is c/o Active Power, Inc., 2128 W. Braker Lane, Braker 12, Austin, Texas 78758.

•

James A. Clishem. Includes immediately exercisable options to purchase 625,000 shares of common stock, 225,000 of which will be fully vested within 60 days after May 8, 2007. Also includes 75,000 shares of restricted stock that are subject to restrictions that will lapse in equal one-third installments on the next three anniversary dates of grant which was February 7, 2007.

•

John K. Penver. Includes immediately exercisable options to purchase 195,000 shares of common stock, 88,437 of which will be fully vested within 60 days after May 8, 2007. Also includes 50,000 shares of restricted stock that are subject to restriction that will lapse in equal one-third installments on the next three anniversary dates of grant which was February 7, 2007.

•

Lisa S. Brown. Includes immediately exercisable options to purchase 75,000 share of common stock, 28,214 of which will be fully vested within 60 days after May 8, 2007. Also includes 10,000 shares of restricted stock that are subject to restriction that will lapse in equal one-third installments on the next three anniversary dates of grant which was February 7, 2007.

•

David M. Beatty. Includes immediately exercisable options to purchase 112,125 shares of common stock, 115,561 of which will be fully vested within 60 days after May 8, 2007. Also includes 10,000 shares of restricted stock that are subject to restriction that will lapse in equal one-third installments on the next three anniversary dates of grant which was February 7, 2007.

•	Ake Almgren. Includes immediately exercisable options to purchase 60,000 shares of common stock, all of which will be fully vested within 60 days after May 8, 2007.

•

Richard E. Anderson. 93,800 shares indicated as owned by Mr. Anderson are included because of his association with Rita Investments. These shares also include 46,116 shares owned by Mr. Anderson’s spouse. These shares further include immediately exercisable options to purchase 60,000 shares of common stock, all of which will be fully vested within 60 days after May 8, 2007.

•	Rodney S. Bond. Includes immediately exercisable options to purchase 80,400 shares of common stock, all of which were vested as of May 8, 2007.

•	Brad Boston. Includes immediately exercisable options to purchase 45,000 shares of common stock, 35,000 of which will be fully vested within 60 days after May 8, 2007.

•	Jan H. Lindelow. Includes immediately exercisable options to purchase 75,000 shares of common stock, all of which will be fully vested within 60 days after May 8, 2007.

•	Benjamin L. Scott. Includes immediately exercisable options to purchase 70,000 shares of common stock, all of which will be fully vested within 60 days after May 8, 2007.

•

Joseph F. Pinkerton, III. 3,750,000 of the shares indicated as owned by Mr. Pinkerton are held by CJP Partners, Ltd., a limited partnership in which CJP Management, L.L.C. is the sole general partner and Mr. Pinkerton and his spouse are the sole limited partners. In addition, 425,194 of the shares indicated as owned by Mr. Pinkerton are held by four Grantor Retained Annuity Trusts of which Mr. Pinkerton serves as trustee for two of the trusts and his spouse serves as trustee for the other two trusts. All four trusts are for the benefit of Mr. Pinkerton’s minor children. Mr. Pinkerton disclaims beneficial ownership of the 425,194 shares held by the trusts.

•

Dimensional Fund Advisors LP. Pursuant to a Schedule 13G/A filed with the Securities and Exchange Commission on February 8, 2007, Dimensional Fund Advisors LP reported that it had sole voting power and sole dispositive power over 2,918,929 shares of common stock as of December 31, 2006 and that its address is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

•

Dawson Herman Capital Management Inc. Pursuant to a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2007, Dawson Herman Capital Management Inc. reported that it had sole voting power and sole dispositive power over 4,161,230 shares of common stock as of December 31, 2006 and that its address is 354 Pequot Avenue, Southport, Connecticut 06890.

•

Sound Energy Partners, Inc. Pursuant to a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2007, Sound Energy Partners, Inc. reported that it had shared voting power and shared dispositive power over 5,001,148 shares of common stock as of December 31, 2006 and that its address is 354 Pequot Avenue, Southport, Connecticut 06890.

ITEM 13.	Certain Relationships and Related Transactions.

Transactions with Related Persons, Promoters and Certain Control Persons

In accordance with our audit committee charter, our audit committee is responsible for reviewing and approving the terms and conditions of all related party transactions. This would encompass all transactions with directors, immediate family members of our directors and executive officers, or any entities that such folks may have ownership or employment relationships with. A report is made annually to our audit committee disclosing all related parties that are employed by us or any related party transactions or relationships that occurred during the year, if any. The following reportable transactions occurred during 2006.

In December 2006 the Company paid $1.22 million to Joseph F. Pinkerton, founder and, at that time, a director of the Company, pursuant to a Reimbursement Agreement entered into with Mr. Pinkerton in 2004. This agreement related to litigation that the Company had settled in 2004 and for which the Company was seeking reimbursement of expenses from its insurance carrier. The Company had initiated legal action against the insurance carrier in 2004 for recovery of costs paid by the Company and Mr. Pinkerton. The agreement provided that if we recovered funds in the lawsuit against the insurance company, the Company would first be reimbursed its legal expenses for this lawsuit, and then Mr. Pinkerton would be paid the next $1.22 million and any recovery beyond that amount would be retained by the Company. We settled this lawsuit in December 2006 and received aggregate proceeds of $3 million, of which we paid Mr. Pinkerton $1.22 million, resulting in net proceeds to the Company of $1.78 million.

One of our directors, Mr. Richard Anderson, is a partner in a real-estate firm called HPI Real Estate & Investment Services, Inc (HPI). For a part of 2006, HPI owned a building in which we lease some of our office space. The amount paid to HPI as our landlord in 2006 was $219,000.

Registration rights. According to the terms of an investors’ rights agreement among us, investors who purchased shares of our preferred stock in financings prior to our initial public offering, and Joseph F. Pinkerton, III, Mr. Pinkerton may require us to file a registration statement under the Securities Act of 1933 with respect to the resale of shares of our common stock held by him. We are not required to effect more than two of these demand registrations. Mr. Pinkerton may require us to file an unlimited number of registration statements on Form S-3 with respect to their shares of common stock. Additionally, Mr. Pinkerton, has piggyback registration rights with respect to future registration of our shares of common stock under the Securities Act. We are generally required to bear all of the expenses of all registrations under the investors’ rights agreement, except underwriting discounts and commissions incurred by the selling stockholders. These registration rights terminate at such time as Mr. Pinkerton (i) holds less than 3% of the fully diluted shares of our common stock or (ii) is eligible to dispose of all his shares pursuant to Rule 144(k).

Director Independence

In accordance with the Marketplace Rules of The Nasdaq Stock Market, the Board of Directors has determined the independence of each Director in accordance with the guidelines it has adopted. Based on those standards, at its meeting held in February 2007, the Board determined that each of Messrs. Almgren, Anderson, Bond, Boston, Lindelow and Scott, our non-employee directors, are “independent directors” as defined in Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, and has no relationship with the Company except as a Director and stockholder of the Company, unless otherwise stated in the section above.

ITEM 14.	Principal Accountant Fees and Services.

Fees billed to Active Power by Ernst & Young LLP for Fiscal 2006 and 2005

The following table presents fees for professional services rendered by Ernst & Young LLP and billed to us for the audit of the company’s annual financial statements for the years ended December 31, 2006 and 2005, and fees for other services billed by Ernst & Young LLP during those periods:

Fees	2006	2005
Audit fees	$478,015	$472,500
Audit-related fees	54,500	17,288
Tax fees	27,500	24,920
All other fees	150,000	250

Total	$710,015	$514,958

Audit Fees. Annual audit fees relate to services rendered in connection with the audit of the annual financial statements included in our Form 10-K, the quarterly reviews of financial statements included in our Form 10-Q filings, Form S-8 consent procedures and audit and testing of the company’s internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees. Audit-related services include fees for consultations concerning financial accounting and reporting matters. Audit-related fees are disclosed as those audit-related fees paid during the specified fiscal year.

Tax Fees. Tax services include fees for tax compliance, tax advice and tax planning. Tax fees are disclosed as those tax fees paid during the specified fiscal year.

All Other Fees. All other fees includes $150,000 in fees billed by Ernst & Young in connection with Ernst & Young’s review of the Special Committee’s review of historical stock option granting processes.

Pre-Approval Policies. The Audit Committee pre-approves all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. The Chairman of the Audit Committee has the authority to approve any additional audit services and permissible non-audit services, provided the Chairman informs the Audit Committee of such approval at its next regularly scheduled meeting. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee has considered the provision of the services included in “Audit-Related Fees”, “Tax Fees” and “All Other Fees” and determined that such provision is compatible with Ernst & Young’s independence from the Company.

PART IV.

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

(b) Exhibits

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the “IPO Registration Statement”))

3.2*	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on February 2, 2007)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to the IPO Registration Statement)

4.2*	Rights Agreement, dated as of December 13, 2001, between the Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K dated December 13, 2001)

4.3	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

Exhibit Number	Description
10.1*	Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO Registration Statement)

10.2*	Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement)

10.3*	Second Amended and Restated Investors’ Rights Agreement by and between Active Power, Inc. and certain of its stockholders (filed as Exhibit 10.4 to the IPO Registration Statement)

10.4*	Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.9 to the IPO Registration Statement)

l0.5*	First Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.10 to the IPO Registration Statement)

10.6*	Second Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.11 to the IPO Registration Statement)

10.7*	Third Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.12 to the IPO Registration Statement)

10.8*	Fourth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the IPO Registration Statement)

10.9*	Fifth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the IPO Registration Statement)

10.10*	Sixth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.18 to Active Power’s Annual Report on Form 10-K dated March 16, 2001 (the “2000 10-K”))

10.11*	Seventh Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.19 to the 2000 10-K)

10.12*	Lease Agreement by and between Active Power, Inc. and BC12 99, Ltd. (filed as Exhibit 10.17 to Active Power’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.13*+	Distributor Agreement by and between Active Power and Eaton Electical, Inc. dated May 22, 2006 (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K filed on May 24, 2006)

10.14*+	Purchase and Sale Agreement between Active Power, Inc. and Fuji Electric Co., Ltd. dated July 23, 2003 (filed as Exhibit 10.1 to Active Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.15*	Long-Term Supply Agreement between Active Power, Inc. and GE Zenith Controls, Inc., dated March 16, 2005 (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K dated March 16, 2005)

10.16*	Letter agreement with Jim Clishem dated November 7, 2005 (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on November 4, 2005)

10.17*	Stock Issuance Agreement with Jim Clishem

10.18*	Oral agreement with Jim Clishem dated May 10, 2006, as summarized in Registrant’s Current Report on Form 8-K filed on May 16, 2006.

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K

Exhibit Number	Description
31.1	Certification of Principal Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the indicated filing.

+	Portions of this exhibit have been omitted pursuant to a confidential treatment previously granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVE POWER, INC.

Dated: May 11, 2007	By:	/s/ JAMES A. CLISHEM
James A. Clishem
Chief Executive Officer and Director

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, James A. Clishem and John K. Penver, and each or any of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JAMES A. CLISHEM James A. Clishem	Chief Executive Officer and Director (principal executive officer)	May 11, 2007

/s/ JOHN K. PENVER John K. Penver	Vice President—Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)	May 11, 2007

/s/ BENJAMIN L. SCOTT Benjamin L. Scott	Chairman of the Board, Director	May 11, 2007

/s/ AKE ALMGREN Ake Almgren	Director	May 11, 2007

/s/ RICHARD E. ANDERSON Richard E. Anderson	Director	May 11, 2007

/s/ RODNEY S. BOND Rodney S. Bond	Director	May 11, 2007

/s/ JAN H. LINDELOW Jan H. Lindelow	Director	May 11, 2007

Brad Boston	Director	May 11, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Active Power, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Active Power, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of deficiencies in the Company’s stock option practices and the resulting effects on the Company’s financial reporting, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Active Power, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company did not maintain effective controls with respect to the granting of stock options and, as a result, the controls over financial reporting were unable to prevent or detect the issuance of incorrect financial statements. This resulted in stock compensation expense being materially misstated for the years ended 2001, 2002, 2003, 2004 and 2005. The Company has restated its financial statements for these years to properly reflect stock compensation expenses. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated May 10, 2007 on those financial statements.

In our opinion, management’s assessment that Active Power, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Active Power, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

Austin, Texas

May 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Active Power, Inc.

We have audited the accompanying consolidated balance sheets of Active Power, Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Active Power at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the 2005 and 2004 consolidated financial statements have been restated to correct errors in recording stock-based compensation expense and the related tax impact, and to restate sales tax expenses.

As discussed in Note 1, in 2006 Active Power changed its method of accounting for stock-based compensation in accordance with guidance provided in the Statement of Financial Standards No. 123(R), “Share Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 10, 2007 expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP

Austin, Texas

May 10, 2007

ACTIVE POWER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2006	2005
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$7,652	$7,590
Restricted cash	—	116
Short-term investments in marketable securities	13,059	31,364
Accounts receivable, net of allowance for doubtful accounts of $1,356 and $1,342 at December 31, 2006 and 2005, respectively	7,671	5,769
Inventories	10,279	4,242
Prepaid expenses and other	492	596

Total current assets	39,153	49,677
Property and equipment, net	7,341	7,530
Long-term investments in marketable securities	—	2,970
Deposits and other	232	188

Total assets	$46,726	$60,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,663	$2,264
Accrued expenses	4,715	4,023
Deferred revenue	570	205

Total current liabilities	7,948	6,492
Stockholders’ equity:
Common Stock—$0.001 par value; 150,000 shares authorized; 50,123 and 48,864 shares issued and 50,087 and 48,828 shares outstanding in 2006 and 2005, respectively	50	49
Treasury stock, at cost; 36 shares in 2006 and 2005	(5)	(5)
Deferred stock compensation	—	(293)
Additional paid-in capital	243,519	237,831
Accumulated deficit	(204,765)	(183,616)
Other accumulated comprehensive income (loss)	(21)	(93)

Total stockholders’ equity	38,778	53,873

Total liabilities and stockholders’ equity	$46,726	$60,365

See accompanying notes.

ACTIVE POWER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
		Restated	Restated
Revenues:
Product revenue	$22,384	$15,854	$14,050
Service and spares revenue	2,645	1,934	1,733

Total revenue	25,029	17,788	15,783
Cost of goods sold :
Cost of product revenue	21,939	16,217	16,206
Cost of service and spares revenue	2,404	1,869	1,900

Total cost of good sold	24,343	18,086	18,106

Gross profit (loss)	686	(298)	(2,323)
Operating expenses:
Research and development	7,851	11,377	9,972
Selling and marketing	10,225	7,110	5,900
General and administrative	7,250	6,550	6,028
Litigation settlement expense (recovery)	(1,781)	—	5,080

Total operating expenses	23,545	25,037	26,980

Operating loss	(22,859)	(25,335)	(29,303)
Interest income	1,387	1,632	1,066
Other income (expense), net	323	(167)	(89)
Gain due to change in market value of investment rights	—	964	—

Net loss	$(21,149)	$(22,906)	$(28,326)

Net loss per share, basic & diluted	$(0.43)	$(0.48)	$(0.67)
Shares used in computing net loss per share, basic & diluted	49,663	48,058	42,471
Comprehensive loss:
Net loss	$(21,149)	$(22,906)	$(28,326)
Translation loss on subsidiaries in foreign currencies	(8)	—	—
Change in unrealized gain (loss) on investments in marketable securities	(64)	(97)	(322)
Realized loss on marketable securities	—	91	156

Comprehensive loss	$(21,221)	$(22,912)	$(28,492)

See accompanying notes.

ACTIVE POWER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Treasury Stock		Deferred Stock Compensation	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Income (loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	At Cost

Balance at December 31, 2003, as previously reported	42,150	$43	35	$(2)	$(34)	$214,993	$(130,018)	$79	$85,060

Balance at December 31, 2003, as restated	42,150	$43	35	$(2)	$(34)	$216,728	$(132,384)	$79	$84.430
Employee stock purchases	674	—	—	—	—	944	—	—	944
Amortization of deferred stock compensation	—	—	—	—	34	—	—	—	34
Stock-based compensation						368			368
Change in unrealized loss on investments	—	—	—	—	—	—	—	(322)	(322)
Realized loss on marketable securities	—	—	—	—	—	—	—	156	156
Net loss	—	—	—	—	—	—	(28,326)	—	(28,326)

Balance at December 31, 2004, as restated	42,824	$43	35	$(2)	$—	$218,040	$(160,710)	$(87)	$57,284
Employee stock purchases	585	—	—	—	—	983	—	—	983
Sale of common stock, less $1,179 in issuance costs	5,455	6	—	—	—	17,706	—	—	17,712
Repurchase of exercised stock options	—	—	1	(3)	—	—	—	—	(3)
Issuance of restricted stock	—	—	—	—	(344)	344	—	—	—
Amortization of deferred stock compensation	—	—	—	—	51	—	—	—	51
Stock-based compensation						581		—	581
Fair market value of investment rights	—	—	—	—	—	964	—	—	964
Change in market value of investment rights	—	—	—	—	—	(964)	—	—	(964)
Non-cash compensation expense	—	—	—	—	—	177	—	—	177
Change in unrealized loss on investments	—	—	—	—	—	—	—	(97)	(97)
Realized loss on marketable securities	—	—	—	—	—	—	—	91	91
Net loss	—	—	—	—	—	—	(22,906)	—	(22,906)

Balance at December 31, 2005, as restated	48,864	$49	36	$(5)	$(293)	$237,831	$(183,616)	$(93)	$53,873
Employee stock purchases	1,259	1	—	—	—	2,778	—	—	2,779
Amortization of deferred stock compensation	—	—	—	—	293	—	—	—	293
Change in unrealized loss on investments	—	—	—	—	—	—	—	64	64
Net translation loss on foreign subsidiaries	—	—	—	—	—	—	—	8	8
Stock-based compensation	—	—	—	—	—	2,910	—	—	2,910
Net loss	—	—	—	—	—	—	(21,149)	—	(21,149)

Balance at December 31, 2006	50,123	$50	36	$(5)	$—	$243,519	$(204,765)	$(21)	$38,778

See accompanying notes.

ACTIVE POWER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2006	2005	2004
		Restated	Restated
Operating activities
Net loss	$(21,149)	$(22,906)	$(28,326)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	2,139	1,904	2,167
Amortization of intangible assets	—	113	113
Change in allowance for doubtful accounts	14	1,207	30
Accretion of premium / discount on investments	(85)	65	68
Realized loss on marketable securities	—	91	156
Loss on disposal of fixed assets	—	83	123
Impairment charge on technology license	—	613	—
Amortization of deferred stock compensation	293	51	34
Change in market value of investments rights	—	(964)	—
Stock-based compensation	2,910	614	343
Changes in operating assets and liabilities:
Accounts receivable	(1,916)	(2,833)	(2,645)
Inventories	(6,037)	(276)	565
Prepaid expenses and other assets	60	244	308
Accounts payable	399	615	(45)
Accrued expenses	692	(52)	290
Deferred revenue	365	(9)	30

Net cash used in operating activities	(22,315)	(21,440)	(26,789)

Investing activities
Purchases of marketable securities	(14,274)	(43,833)	(32,630)
Sales/maturities of marketable securities	35,698	36,646	64,285
Purchases of property and equipment	(1,950)	(1,689)	(323)
Change in restricted cash	116	625	64

Net cash provided by (used in) investing activities	19,590	(8,251)	31,396

Financing activities
Proceeds from private placement of common stock	—	19,855	—
Issuance costs of private placement	—	(1,179)	—
Proceeds from employee stock purchases	2,779	983	945
Purchase of treasury stock	—	(3)	—

Net cash provided by financing activities	2,779	19,656	945

Translation loss on subsidiaries in foreign currencies	8	—	—

Change in cash and cash equivalents	62	(10,035)	5,552
Cash and cash equivalents, beginning of period	7,590	17,625	12,073

Cash and cash equivalents, end of period	$7,652	$7,590	$17,625

See accompanying notes.

ACTIVE POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

Active Power, Inc. and its subsidiaries (hereinafter referred to as “we, “us”, “Active Power” or the “Company”) design, manufacture and market power quality products to provide ride through power for power disturbances caused by voltage sags and surges, as well as temporary power outages. Our products bridge the gap between a power outage and restoration of power or the time required to switch to generator power. We offer a range of flywheel energy storage systems that provide an alternative for lead-acid batteries used in conventional power quality installations. We have recently broadened our product offering by developing a battery-free extended runtime product that utilizes thermal and compressed air storage to provide backup power for minutes to hours depending on the application. We introduced this product in 2006. We sell our products globally through direct, manufacturer’s representatives and Original Equipment Manufacturer (OEM) channels. Our current principal markets are North America and Europe, Middle East and Africa (“EMEA”).

We were founded as a Texas Corporation in 1992 and reincorporated in Delaware in 2000 prior to our Initial Public Offering.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its consolidated subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Changes in the estimates or assumptions used by management could have a material impact upon reported amounts and our results of operations.

Revenue Recognition

In general, revenue is recognized when title has transferred as stipulated by the delivery terms in the sales contract. In addition, prior to revenue recognition we require persuasive evidence of the arrangement, evidence that the price is fixed or determinable, and that collectibility is reasonably assured.

We also offer various services to customers depending on the type of product the customer has purchased, which may include on-site services or installation and integration services. Such services are not essential to the functionality of the delivered product. Revenue for services is recognized at the time services are provided, or is deferred and recognized over the service period (where applicable). When products and services are contracted under a single arrangement, we allocate the total sales price to the multiple deliverables based on their relative fair values. The fair value of our equipment is based on our average historical selling prices, while the fair value of services is based upon the rates that we charge customers in separately negotiated transactions or based on the market price an independent third party would charge to provide these services. Development funding revenue is recognized as we achieve development milestones specified in the respective agreements. Revenue associated with the sale of extended warranties is deferred upon receipt and is recognized ratably over the contract period.

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

Restricted Cash

Restricted cash balance of $116 as of December 31, 2005, secured product performance guarantees given to a customer. Upon satisfaction of these guarantees, the restriction on these funds was released.

Investments in Marketable Securities

Investments in marketable securities consist of commercial paper and debt securities with readily determinable fair values. Active Power accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments. We classify investments in marketable securities as available-for-sale and all reclassifications made from unrealized gains/losses to realized gains/losses are determined based on the specific identification method. The carrying amount of investments in marketable securities approximates fair value at December 31, 2006.

The carrying value of our investments in marketable securities consists of the following at December 31:

2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate Notes	$1,255	$—	$(4)	$1,251
U.S. Government Agencies	2,391	—	(25)	2,366
Commercial Paper	1,442	—	—	1,442
Auction Rate Securities	8,000	—	—	8,000

	$13,088	$—	$(29)	13,059

Less: Short-term investments in marketable securities				13,059

Long-term investments in marketable securities				$—

2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate Notes	$4,249	$—	$(26)	$4,223
U.S. Government Agencies	8,915	—	(66)	8,849
Commercial Paper	4,043	—	(1)	4,042
Certificate of Deposit	775	—	—	775
Auction Rate Securities	16,445	—	—	16,445

	$34,427	$—	$(93)	34,334

Less: Short-term investments in marketable securities				(31,364)

Long-term investments in marketable securities				$2,970

Included in the above totals for gross unrealized losses is $52 as of December 31, 2005, that related to long-term investments in marketable securities.

The fair value by contractual maturity of our marketable securities at December 31, 2006 is shown below:

Within one year	$5,059
After one year through five years	1,000
After five years through 10 years	—
After 10 years	7,000

$13,059

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, credit losses were minimal, primarily because the majority of our revenues were generated from large OEM customers, primarily Caterpillar, Inc. As we began integrating additional distribution channels into our business and selling more of our products directly to customers, our risk of credit losses has increased. We perform credit evaluations of new customers and often require deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances are $1,356 and $1,342 as of December 31, 2006 and 2005, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at December 31, 2003	$105
Additions charged to expense	49
Write-off of uncollectible accounts	(19)

Balance at December 31, 2004	135
Additions charged to expense	1,212
Write-off of uncollectible accounts	(5)

Balance at December 31, 2005	$1,342
Additions charged to expense	130
Recovery of amount previously reserved	(103)
Write-off of uncollectible accounts	(13)

Balance at December 31, 2006	$1,356

Inventories

Inventories are stated at the lower of cost or market, using the first-in-first-out method, and consist of the following at December 31:

	2006	2005
Raw materials	$6,650	$2,687
Work in process and finished goods	3,999	1,966
Less inventory reserves	(370)	(411)

	$10,279	$4,242

Included in inventory at December 31, 2006 is $4.5 million of inventory relating exclusively to our CoolAir family of products. If we are unable to sell sufficient quantities of our finished CoolAir products, we may need to record an impairment charge for some or all of that amount.

Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, as follows (in years):

Equipment	2 –10
Demonstration units	3 – 5
Computers and purchased software	2 – 3
Furniture and fixtures	2 – 5

Leasehold improvements are depreciated over the shorter of the life of the improvement or the remainder of the property lease, including renewal options. Repairs and maintenance is expensed as incurred.

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

In the fourth quarter of 2005, we abandoned our efforts to use certain technology licenses when we decided to focus our development efforts on our CoolAir product family. This change of circumstances required us to follow the guidance of SFAS 144 to test these assets for impairment. Because there are no current plans to use this technology in any current or future products, or any attempt to sell these licenses, we do not anticipate any future cash flows from these licenses. Accordingly, the remaining net asset value of $613 at December 31, 2005 was written down to $0 and the remaining minimum royalty obligations of $300 were accrued. The resultant $913 impairment charge was included as a component of Research and Development Expenses in the accompanying 2005 Consolidated Statement of Operations and Comprehensive Income.

Patent Application Costs

We have not capitalized patent application fees and related costs because of uncertainties regarding net realizable value of the technology represented by the existing patent applications and ultimate recoverability. All patent costs have been expensed through December 31, 2006

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2006	2005
Compensation and benefits	$1,418	$1,594
Warranty liability	734	644
Property, income, state, sales and franchise tax	845	552
Professional fees	495	419
Other	1,223	814

	$4,715	$4,023

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. Occasionally we offer longer warranty periods to certain customers. The warranty period for products sold to our OEM customer, Caterpillar, is 12 months from the date of shipment to the end-user, which may exceed the 18 month limitation from shipment. This is dependent upon Caterpillar complying with our storage requirements for our products in order to preserve this warranty period. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is included in accrued expenses on the accompanying consolidated balance sheet.

Changes in the Company’s warranty liability are as follows:

Balance at December 31, 2003	$597
Warranty expense	820
Warranty charges incurred	(778)

Balance at December 31, 2004	639
Warranty expense	454
Warranty charges incurred	(449)

Balance at December 31, 2005	$644
Warranty expense	679
Warranty charges incurred	(589)

Balance at December 31, 2006	$734

Stock-Based Compensation Expense

Total stock-based compensation expense relating to our stock plans in the twelve-month period ended December 31, 2006 was $3.2 million, and included the following:

Twelve months ended December 31, 2006
Stock-based compensation expense by caption:
Cost of product revenue	$364,000
Cost of service and spares revenue	65,000
Research and development	726,000
Selling and marketing	634,000
General and administrative	1,404,000

$3,193,000

Stock-based compensation expense by type of award:
Stock options	$2,723,000
Stock purchase plan	177,000
Restricted stock awards	293,000

$3,193,000

Stock-based compensation expense of $10,000 was capitalized and remained in inventory at December 31, 2006.

Prior to 2006 and as allowed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), Active Power accounts for its stock compensation arrangements with employees using the intrinsic value method under the provisions of the Accounting Principles Board’s Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation was amortized over the vesting period, generally four years, utilizing the straight-line method for fixed awards and the accelerated method prescribed in FASB Interpretation No. 28 for variable awards. Pro Forma stock compensation is amortized using the straight line method over the vesting period. Where it is not feasible to reasonably estimate fair value at grant date, compensation is measured using fair value and other pertinent data at the first date of which it is possible to reasonably estimate that value. Generally that is the date that the number of shares and exercise price are determinable. This method was used for shares granted pursuant to the Company’s stock purchase plan.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense using the straight line method over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 for the years ended December 31:

	2005	2004
Net loss—as restated	$(22,906)	$(28,326)
Stock-based compensation cost, net of related tax effects included in the determination of net loss as reported	908	523
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(3,607)	(5,414)

Pro forma net loss	$(25,605)	$(33,217)

Net loss per share:
Basic and diluted—as reported	$(0.48)	$(0.67)
Basic and diluted—pro forma	$(0.53)	$(0.78)

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

Income Taxes

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

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

Concentration of Credit Risk

Financial instruments which potentially subject Active Power to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Active Power’s cash and cash equivalents and investments are placed with high credit quality financial institutions and issuers. Active Power performs limited credit evaluations of its customers’ financial condition. We generally require letters of credit or prepayments from higher-risk customers as deemed necessary to ensure collection. Our allowance for doubtful accounts is estimated based on factors related to the credit risk of each customer. Individual receivables are written off after they have been deemed uncollectible.

Economic Dependence

We are heavily dependent on our relationship with Caterpillar, Inc. If this relationship is unsuccessful or discontinues, our business and revenue may suffer. The loss of or a significant reduction in orders from Caterpillar, or the failure to provide adequate service and support to the end-users of our products by Caterpillar, could significantly reduce our revenue. Our operating results in the foreseeable future will continue to depend on the sales made by a relatively small number of OEM customers, primarily Caterpillar.

The following customers accounted for a significant percentage of Active Power’s total revenue during each of the years ended December 31:

	2006	2005	2004
Caterpillar	35%	42%	54%
North African Industrial Customer	—%	10%	26%

No other customer represented more than 10% of our revenues in any of the years reported.

The following customers accounted for a significant percentage of Active Power’s accounts receivable at December 31:

	2006	2005	2004
Caterpillar	22%	46%	60%
North African Industrial Customer	—	—	23%

Advertising Costs

We expense advertising costs as incurred. These expenses were approximately $20, $40 and $232 in 2006, 2005 and 2004, respectively.

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31:

	2006	2005	2004
		Restated	Restated
Net loss	$(21,149)	$(22,906)	$(28,326)

Basic and diluted:
Weighted-average shares of common stock outstanding	49,663	48,058	42,472
Weighted-average shares of common stock subject to repurchase	—	—	(1)

Shares used in computing basic and diluted net loss per share	49,663	48,058	42,471

Basic and diluted net loss per share	$(0.43)	$(0.48)	$(0.67)

The calculation of diluted loss per share excludes 5,418,765, 6,277,316 and 4,750,592 shares of common stock issuable upon exercise of employee stock options as of December 31, 2006, 2005 and 2004, respectively, because their inclusion in the calculation would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to conform prior period financial information to the current presentation, including, but not limited to the separate reporting of cost of goods sold and gross profit (loss) and the separate reporting of selling and marketing expenses from general and administrative expenses.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard 109 (SFAS 109), Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material impact on its financial position and results of operations.

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

2. Restatement of Consolidated Financial Statements

In November 2005, as a result of his experiences as a member of a special committee conducting a review of the stock option granting practices at another public company, one of our directors began to inquire about the Company’s own option granting practices. An initial review presented no apparent issues. As a follow up to this request, and in response to questions raised by our external auditor, current management further documented and reviewed the Company’s historical option grants for the prior two years and discovered potentially problematic documentation. Management promptly communicated its concerns to the Board in December 2006, and the Board appointed a Special Committee of independent directors to oversee an internal investigation into our historical stock option granting procedures. We regard the Special Committee as independent because the members thereof had minimal roles in the Company’s option granting or compensation practices and/or were not members of the Company’s Board of Directors for the majority of the period under review. The Special Committee considered and evaluated all grants made during the period from the date of the Company’s Initial Public Offering in August 2000 through December 2006. The Special Committee retained outside legal counsel on December 7, 2006 to assist in and manage the project. Subsequently, legal counsel retained an international, independent consulting firm to provide accounting and forensic assistance and an independent outside accounting firm to provide tax advice. The investigation included the evaluation of all stock option grants made during the review period, which encompassed 1,410 individual stock option grants to purchase more than 10.59 million shares of our common stock made on 164 grant dates.

The Special Committee’s legal and forensic advisors reviewed thousands of pages of hard copy and electronic documents, captured and analyzed 49.7 gigabytes of electronic information, including over 621,000 files and email messages, and conducted 17 formal interviews with current and former officers, directors and employees. Current members of our management team cooperated fully with the Special Committee’s investigation.

On February 2, 2007 the Company announced that the Special Committee had reached certain preliminary conclusions in the investigation. Specifically, the Special Committee had come to the conclusion that the actual measurement date for certain past stock option grants differed from the stated grant date for such awards, which would result in additional charges to the Company for stock-based compensation expenses. At the time of that disclosure, the amount of such additional charges was unknown. On March 12, 2007 the Company announced that the Company, the Audit Committee and the Board of Directors had determined, based on information provided by the Special Committee and its advisors, that the amount of additional stock-based compensation expense to be recognized would be material. Therefore, we concluded that our previously filed unaudited interim and audited annual consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 (including associated interim periods), as well as the unaudited interim financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 should no longer be relied upon because these financial statements contained amounts that would need to be restated. We disclosed this conclusion in our Current Report on Form 8-K, filed with the SEC on March 12, 2007. Various representatives of the Company, including members of the Audit Committee, the Board of Directors, the Special Committee and authorized officers, discussed those matters with the Company’s independent auditors, Ernst & Young LLP, prior to filing that Current Report on Form 8-K.

As a result of the Special Committee’s investigation, we recorded additional stock-based compensation expense and related tax liabilities for annual and quarterly periods during the review period. Specifically, in this filing, we have restated our consolidated financial statements for the years ended December 31, 2005, and 2004 and the selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, and 2002, to correctly account for: (1) improper measurement dates for stock option grants, including those relating to stock option plan administration deficiencies, delays in completing granting actions and paperwork, and mischaracterization of stock option grant dates; (2) modifications to stock option grants including repricing and extensions of vesting and exercise periods in connection with terminations of employment and extended leaves of absence; (3) stock option grants to non-employees previously accounted for as grants to employees; and (4) related tax liabilities, including liabilities related to employee stock purchase plan administration deficiencies and liabilities associated with the misclassification of stock option grants as incentive stock options, or ISOs, and the resulting under-reporting or under-withholding of income and payroll taxes on certain stock option exercises.

The financial impact of the Special Committee’s findings on our consolidated financial statements for the years ended December 31, 2005 through 2003 was as follows (in thousands):

	Year Ended December 31,							Total
	2006	2005	2004	2003	2002	2001	2000
Category 1: Improper measurement date for stock options	$134	$331	$359	$323	$283	$260	$—	$1,690
Category 2: Modifications to stock option grants	—	237	7	37	97	613	3	994
Category 3: Stock option grants to non-employees	14	3	—	—	114	5	—	136

Total stock-based compensation expense	148	571	366	360	494	878	3	2,820
Category 4: Tax-related liabilities (including the effect of ESPP administration deficiencies)	300	109	123	23	—	—	—	555

Total	$448	$680	$489	$383	$494	$878	$3	$3,375

In addition to restatement of these annual results, the Company has also restated its results for each of the first 3 quarters of 2006 and all quarters in 2005, and information about the effects on these periods is included in Note 11, “Selected Quarterly Consolidated Financial Data (Unaudited).”

In addition to the adjustments related to the stock option review, these restated consolidated financial statements include an adjustment to decrease general and administrative expenses in 2005 by $665,000 and to increase general and administrative expenses in 2004 and 2003 by $57,000 and $93,000, respectively, to reflect the correct accounting for sales taxes due as a result of a multi-year state sales tax audit. This sales tax audit was completed and the total amount due originally recorded in 2005, and we have now recorded the expense in the correct accounting periods. The adjustments also affected periods prior to 2003 that are not restated in these financial statements. We previously had determined these adjustments were not material to our previously reported financial results, but our need to restate prior results in connection with the stock option review has provided the opportunity to simultaneously correct those earlier disclosures. These adjustments are not otherwise related to the stock option review.

Our consolidated financial statements and related financial information have been restated as follows (in thousands, except per share data):

	Years Ended December 31,
	2005			2004			2003
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Statement of Operations Data:
Revenues:
Product revenue	$15,854	$—	$15,854	$14,050	$—	$14,050	$7,550	$—	$7,550
Service and spares revenue	1,934	—	1,934	1,733	—	1,733	1,340		1,340

Total revenue	17,788	—	17,788	15,783	—	15,783	8,890	—	8,890
Cost of Goods Sold
Cost of product revenue	16,159	58	16,217	16,134	72	16,206	11,654	74	11,921
Cost of service and spares revenue	1,869	—	1,869	1,900	—	1,900	2,294		2,294

total cost of goods sold	18,028	58	18,086	18,034	72	18,106	13,948	74	14,022
Gross profit (loss)	(240)	(58)	(298)	(2,251)	(72)	(2,323)	(5,058)	(74)	(5,132)
Operating expenses:
Research and development	11,172	205	11,377	9,845	127	9,972	9,165	145	9,310
Selling & marketing	7,049	61	7,110	5,822	78	5,900	5,315	61	5,376
General & administrative	6,859	(309)	6,550	5,759	269	6,028	4,040	196	4,236
Litigation settlement expense (recovery)	—	—	—	5,080	—	5,080	—		—

Total operating expenses	25,080	(43)	25,037	26,506	474	26,980	18,520	402	18,922

Operating loss	(25,320)	(15)	(25,335)	(28,757)	(546)	(29,303)	(23,578)	(476)	(24,054)
Interest income	1,632	—	1,632	1,066	—	1,066	1,791		1,791
Other income (expense), net	(167)	—	(167)	(89)	—	(89)	84		84
Gain due to change in market value of investment rights	964	—	964	—	—	—	—		—

Net loss	$(22,891)	$(15)	$(22,906)	$(27,780)	$(546)	$(28,326)	$(21,703)	$(476)	$(22,179)

Net loss per share, basic & diluted	$(0.48)	—	$(0.48)	$(0.65)	$—	$(0.67)	$(0.52)		$(0.53)
Shares used in computing net loss per share, basic & diluted	48,058	—	48,058	42,471	—	42,471	41,925		41,925
Consolidated Balance Sheet Data
Current assets:
Cash and cash equivalents	$7,590	$—	$7,590	$17,625	$—	$17,625	$12,073	$—	$12,073
Restricted cash	116	—	116	741	—	741	805	—	805
Short-term investments in marketable securities	31,364	—	31,364	21,308	—	21,308	38,137	—	38,137
Accounts receivable, net	5,769	—	5,769	4,143	—	4,143	1,528	—	1,528
Inventories	4,242	—	4,242	3,966	—	3,966	4,531	—	4,531
Prepaid expenses and other	596	—	596	1,028	—	1,028	1,404	—	1,404

Total current assets	49,677	—	49,677	48,811	—	48,811	58,478	—	58,478
Property and equipment, net	7,530	—	7,530	7,829	—	7,829	9,796	—	9,796
Intangible assets, net	—	—	—	725	—	725	838	—	838
Long-term investments in marketable securities	2,970	—	2,970	6,001	—	6,001	21,149	—	21,149
Deposits and other	188	—	188	—	—	—	—	—	—

Total assets	$60,365	$—	$60,365	$63,366	$—	$63,366	$90,261	$—	$90,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,264	$—	$2,264	$1,649	$—	$1,649	$1,694	$—	$1,694
Accrued expenses	3,780	243	4,023	3,410	809	4,219	3,323	631	3,954
Deferred revenue	205	—	205	214	—	214	184	—	184

Total current liabilities	6,249	243	6,492	5,273	809	6,082	5,201	631	5,832
Stockholders’ equity:
Common Stock	49	—	49	43	—	43	42	—	42
Treasury stock, at cost	(5)	—	(5)	(2)	—	(2)	(2)	—	(2)
Deferred stock compensation	(293)	—	(293)	—	—	—	(34)	—	(34)
Additional paid-in capital	235,147	2,684	237,831	215,937	2,103	218,040	214,993	1,735	216,728
Accumulated deficit	(180,689)	(2,927)	(183,616)	(157,798)	(2,912)	(160,710)	(130,018)	(2,366)	(132,384)
Other accumulated comprehensive income (loss)	(93)	—	(93)	(87)	—	(87)	79	—	79

Total stockholders’ equity	54,116	(243)	53,873	58,093	(809)	57,284	85,060	(631)	84,429

Total liabilities and stockholders’ equity	$60,365	$—	$60,365	$63,366	$—	$63,366	$90,261	$—	$90,261

	Years Ended December 31,
	2005			2004			2003
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Statement of Cash Flows:
Operating activities
Net loss	$(22,891)	$(15)	$(22,906)	$(27,780)	$(546)	$(28,326)	$(21,703)	$(476)	$(22,179)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,904	—	1,904	2,167	—	2,167	2,306		2,306
Amortization of intangible assets	113	—	113	113	—	113	112		112
Change in allowance for doubtful accounts	1,207	—	1,207	30	—	30	66		66
Accretion of premium / discount on investments	65	—	65	68	—	68	16		16
Realized loss on marketable securities	91	—	91	156	—	156	—		—
Loss on disposal of fixed assets	83	—	83	123	—	123	—		—
Impairment charge on technology license	613	—	613	—	—	—	100		100
Amortization of deferred stock compensation	51	—	51	34	—	34	—		—
Change in market value of investments rights	(964)	—	(964)	—	—	—	—		—
Non-cash compensation expense	177	437	614	—	343	343	—	360	360
Changes in operating assets and liabilities:
Accounts receivable, net	(2,833)	—	(2,833)	(2,645)	—	(2,645)	(84)		(84)
Inventories	(276)	—	(276)	565	—	565	1,980		1,980
Prepaid expenses and other assets	244	—	244	308	—	308	(806)		(806)
Accounts payable	615	—	615	(45)	—	(45)	1,341		1,341
Accrued expenses	370	(422)	(52)	87	203	290	(438)	116	(322)
Deferred revenue	(9)	—	(9)	30	—	30	184		184

Net cash used in operating activities	(21,440)	—	(21,440)	(26,789)	—	(26,789)	(16,926)	—	(16,926)
Investing activities
Purchases of marketable securities	(43,833)	—	(43,833)	(32,630)	—	(32,630)	(84,347)		(84,347)
Sales/maturities of marketable securities	36,646	—	36,646	64,285	—	64,285	87,473		87,473
Purchases of property and equipment	(1,689)	—	(1,689)	(323)	—	(323)	(957)		(957)
Change in restricted cash	625	—	625	64	—	64	(805)		(805)

Net cash provided by (used in) investing activities	(8,251)	—	(8,251)	31,396	—	31,396	1,364	—	1,364
Financing activities
Proceeds from private placement of common stock	19,855	—	19,855	—	—	—	—		—
Issuance costs	(1,179)	—	(1,179)	—	—	—	—		—
Proceeds from employee stock purchases	983	—	983	945	—	945	509		509
Purchase of treasury stock	(3)	—	(3)	—	—	—	—		—

Net cash provided by financing activities	19,656	—	19,656	945	—	945	509	—	509
Translation gain on subsidiaries in foreign currencies	—	—	—	—	—	—	—		—

Change in cash and cash equivalents	(10,035)	—	(10,035)	5,552	—	5,552	(15,053)	—	(15,053)
Cash and cash equivalents, beginning of period	17,625	—	17,625	12,073		12,073	27,126		27,126

Cash and cash equivalents, end of period	$7,590	$—	$7,590	$17,625	$—	$17,625	$12,073	$—	$12,073

(1)	The adjustments to the Company’s net loss for the years ended December 31, 2005, 2004 and 2003 are a result of the cumulative effect of adjustments relating to the state sales tax audit and adjustments relating to the review of stock option granting practices. Those adjustments are summarized below (in thousands):

	Year ended December 31,
	2005	2004	2003
Adjustments relating to review of stock option granting practices	$680	$489	$383
Adjustments relating to state sales tax audit	(665)	57	93

Total effect on net loss	$15	$546	$476

The following table presents the financial impact of the Special Committee’s findings on retained earnings as of December 31, 2003 (in thousands):

Total accumulated deficit, as reported	$(130,018)
Stock-based compensation expense and related tax liabilities	(2,366)

Total accumulated deficit, as restated	$(132,384)

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Special Committee’s investigation, the preparation of our restated financial statements and related regulatory matters. We have incurred expenses of approximately $1.6 million through March 31, 2007 related to these matters. We expect to continue to incur additional expenses at least through June as we complete regulatory reviews and meet with the SEC and IRS, and finalize the liabilities with regard to income tax treatment of issues arising from the investigation. In addition, we may be obligated to indemnify and advance legal expenses to certain current and former officers and directors pursuant to the requirements of Delaware law and our indemnification agreements with such current and former officers and directors for legal proceedings related to these matters.

Update regarding SEC Communications

We have informed the SEC of the Special Committee’s investigation of our stock option grant practices and have provided information as requested by the SEC. We have promised to share the findings of the investigation with the SEC and intend to fully cooperate with the SEC in any investigation into this matter.

3. Property and Equipment

Property and equipment consists of the following at December 31:

	2006	2005
Equipment	$9,438	$8,265
Demonstration units	1,081	480
Computers and purchased software	2,534	2,381
Furniture and fixtures	331	327
Leasehold improvements	7,066	7,043
Construction in progress	261	307

	20,711	18,803
Accumulated depreciation	(13,370)	(11,273)

	$7,341	$7,530

4. Stockholders’ Equity

Preferred Stock

At December 31, 2006, Active Power had 10,420,000 shares of preferred stock authorized and no shares outstanding.

Common Stock

Common stock reserved for future issuance at December 31, 2006 consists of 6,927,186 common shares reserved under our 2000 Stock Option Plan, of which 5,418,765 were subject to outstanding options and 1,508,421 were available for future grants of stock awards. Options are subject to terms and conditions as determined by our Board of Directors. We formerly had an employee stock purchase plan which was cancelled in February 2006.

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

In accordance with the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of the Additional Investment Rights was determined at the time of issuance based on the proceeds of the offering and the relative fair values of the securities and the Additional Investment Rights. We used the Black-Scholes valuation model to determine the fair value of the Additional Investment Rights, and accordingly attributed a value of $964 to the Additional Investment Rights, which was recorded as additional paid in capital. Changes in the fair value of the Additional Investment Rights since the date of issuance are required to be reflected in our earnings. The additional investment rights expired during the third quarter of 2005, resulting in our recording a gain of $964 in our 2005 consolidated statement of operations.

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

Stock Option Plan

We have authorized 13,568,969 shares of Common Stock for issuance under our 2000 Stock Option Plan. We grant options under these plans that vest over periods ranging from immediate to four years. The term of each option is no more than ten years from the date of grant. We have repurchase rights for any unvested shares purchased by optionees that allow us to repurchase such shares at cost.

A summary of Common Stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2003	4,008,806	5.35
Granted	1,525,250	3.23
Exercised	(316,406)	1.52
Canceled	(467,058)	5.67

Outstanding at December 31, 2004	4,750,592	4.90
Granted	2,257,500	3.30
Exercised	(265,936)	1.48
Canceled	(464,840)	3.72

Outstanding at December 31, 2005	6,277,316	4.55
Granted	1,705,500	4.42
Exercised	(1,072,843)	2.33
Canceled	(1,491,208)	5.04

Outstanding at December 31, 2006	5,418,765	$4.82	7.5	$625,118

Vested and expected to vest at December 31, 2006	4,931,076	$4.82	7.5	$568,857

Exercisable at December 31, 2006	5,357,765	$4.84	7.5	$624,508

The following is a summary of options outstanding and exercisable as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding	Average Remaining Contractual Life	Weighted- Average Exercise Price
		(in years)			(in years)
$ 0.16 – $ 2.95	929,677	7.5	$1.98	869,231	7.5	$1.94
$ 2.96 – $ 3.23	129,002	7.7	3.16	129,002	7.7	3.16
$ 3.24 – $ 3.24	1,145,913	7.6	3.24	1,145,912	7.6	3.24
$ 3.28 – $ 3.58	1,023,122	7.1	3.47	1,023,122	7.1	3.47
$ 3.64 – $4.41	935,424	8.4	4.15	934,393	8.4	4.14
$ 4.42 – $68.50	1,255,627	7.0	10.14	1,256,105	7.0	10.14

	5,418,765	7.5	$4.82	5,357,765	7.5	$4.84

The weighted average grant date fair value of options granted during 2006, 2005 and 2004 was $2.82, $1.87 and $2.36, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options at the date of exercise) during the year ended December 31, 2006 was $1,977,706. During the year ended December 31, 2006, the amount of cash received from the exercise of options was $2.8 million.

As of December 31, 2006 there was $6.3 million of total unrecognized compensation cost, related to non-vested stock options, that is expected to be recognized over a weighted-average vesting period of 1.5 years.

Stock options exercisable but not subject to repurchase (vested) as of December 31, 2006, 2005 and 2004 were 2,686,454, 3,203,302 and 2,759,285, respectively.

During the year ended December 31, 2005, we issued 100,000 restricted shares to an officer of the company and recorded deferred stock compensation of $344. Of this amount $51 was amortized as non cash compensation during 2005 and $293 was included as deferred stock compensation in stockholders’ equity as of December 31, 2005. In 2006 the restrictions lapsed and the deferred stock compensation of $293 was fully amortized and is included in general and administrative expenses.

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

	2006	2005	2004
Average expected life in years	6 years	4 years	5 years
Expected volatility	65%	78%	100%
Weighted average risk-free interest rate	4.75%	4.0%	3.0%
Expected forfeitures	6.75%	0%	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life. For purposes of this valuation model, no dividends have been assumed. Our options have no vesting restrictions and are fully transferable.

Employee Stock Purchase Plan

Prior to February 2006, we offered an Employee Stock Purchase Plan (the “Purchase Plan”) under which eligible employees could purchase a limited number of shares of the Company’s common stock at 85% of the market value at semi-annual intervals. There were 317,036 and 357,004 shares issued under the Purchase Plan in 2005 and 2004. Our board of directors has elected to discontinue this plan in February 2006.

5. Income Taxes

As of December 31, 2006, the Company had federal net operating loss carryforwards of approximately $185,210 and research and development credit carryforwards of approximately $2,990. The net operating loss and credit carryforwards will expire beginning in 2007, if not utilized. Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows:

	2006	2005
Deferred tax assets:
Current deferred tax assets
Reserves and allowances	$1,273	$1,208
Deferred revenue	96	10
Valuation allowance for current deferred tax assets	(1,367)	(1,216)

Net current deferred tax assets	2	2

Noncurrent deferred tax assets
Acquired technology	1,507	1,653
Capital expenses	1,133	1,024
Stock compensation	899	400
Net operating loss and tax credit carryforwards	66,978	62,331
Unrealized gains/losses	10	33
Valuation allowance for noncurrent deferred tax assets	(70,415)	(65,323)

Net noncurrent deferred tax assets	112	118

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	(114)	(120)

Total current deferred tax liabilities	(114)	(120)

Net current deferred tax asset (liability)	(112)	(118)
Net noncurrent deferred tax asset (liability)	112	118

Net deferred taxes	$0	$0

The Company has established a valuation allowance equal to its net deferred tax asset due to uncertainties regarding their realization based primarily on the Company’s lack of earnings history. The valuation allowance increased by $5,453 during 2006. Approximately $6,336 of the total valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to additional paid-in capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to loss before taxes due to the following for the years ended December 31:

	2006	2005	2004
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(.8)	(1.6)	(3.0)
Non-cash compensation expense	—	—	—
R&D credits generated	(.8)	(5.6)	(1.5)
Change in state rate	—	9.9	—
Change in Texas tax law	8.7	—	—
Stock compensation	1.6	—	—
Permanent items and other	.5	(1.4)	(0.7)
Change in valuation allowance	24.8	32.7	39.2

	0%	0%	0%

6. Commitments

We lease our office and manufacturing facilities and our foreign sales offices under various operating lease agreements. The office space and manufacturing facilities leases are noncancelable and obligate us to pay taxes and maintenance costs. In addition, we lease certain equipment such as copiers and phone systems under noncancelable leases. Rent expense was $1,163, $1,005 and $1,143 for the years ended December 31, 2006, 2005 and 2004, respectively. We lease 13% of our office space from landlords who have contractual agreements with HPI Real Estate and Investment Services, Inc. (“HPI”). For 11 months in 2006, HPI was the owner of a facility that we leased, prior to their sale of the facility in November of 2006. Some portions of the Company’s lease payments are paid to HPI from our landlord as remuneration for facility management services. One of the Company’s directors, Richard Anderson, is a partner of HPI.

Future minimum payments under these leases at December 31, 2006 are as follows:

2007	$947
2008	893
2009	908
2010	113
2011	20

Total future minimum lease payments	$2,881

We enter into certain commitments to purchase inventory and other items in the course of normal operations. At December 31, 2006, the total of these commitments is $3,081, of which $2,981 will mature in 2007 and $25 will mature in each subsequent year through 2011.

We have entered into Change in Control Agreements with our Chief Executive Officer and our Chief Financial Officer. These agreements generally provide that, if within 12 months following a change in control the executive officer’s employment is terminated for reasons other than for cause (as defined in the agreement) or by the executive for good reason, including a significant reduction in the role and/or responsibility of the executive within 12 months of the change in corporate control, then certain amounts of severance pay and/or acceleration and vesting of certain outstanding stock options or benefits would be payable. In the case of our Chief Executive Officer, in the event of termination he would be entitled to a severance payment equal to six months of salary and be entitled to receive health benefits for six additional months. In the case of our Chief Financial Officer, in the event of a termination he would be entitled to a severance payment equivalent to four months of salary and up to 75% of his originally granted 110,000 options would accelerate and vest immediately upon the change in control, to the extent not already vested. There are no other conditions that are required to be met in order for these payments to be made to these executives.

7. Employee Benefit Plan

We maintain a 401(k) Plan that covers substantially all full-time employees. Company contributions to the plan are determined at the discretion of the Board of Directors and vest ratably over five years of service starting after the first year of employment. We did not contribute to this plan in 2006, 2005 or 2004.

8. Geographic Information

Revenues for the year ended December 31 were as follows:

	2006	2005	2004
United States	$14,496	$10,171	$7,881
Europe	4,212	1,580	1,988
Africa	2,606	3,106	4,140
Asia Pacific	1,635	1,135	834
Other foreign regions	2,080	1,796	940

Total	$25,029	$17,788	$15,783

Revenues from foreign countries above represent shipments to customers located in eighteen countries. Substantially all of our property, plant and equipment is located in the United States.

9. Litigation

Active Power, Inc., et al. v. Greenwich Insurance Company

Between March 2002 and October 2004, Active Power and Joseph Pinkerton, then our Chairman and Chief Executive Officer, were parties to a lawsuit with Magnex Corporation and other plaintiffs alleging breach of a joint venture agreement, misappropriation of trade secrets and other torts. This litigation was settled in October 2004 with the Company paying $5.08 million in settlement that was recorded as an expense in 2004. The plaintiffs dismissed their claims and provided a covenant not to sue the defendants in the future. The plaintiffs further agreed to transfer, assign and otherwise release to the defendants all rights to certain technology involved in the lawsuit,

In July, 2004 we filed a lawsuit against Greenwich Insurance Company seeking coverage under an insurance policy providing for management liability and company reimbursement coverage for certain of our and our then CEO, Mr. Pinkerton’s, expenses and damages related to the Magnex litigation described above.

This case sought a declaratory judgment that we were entitled to coverage under our policy with Greenwich Insurance Company and also alleges breach of contract for Greenwich’s failure to fulfill its contractual obligations under the policy. This case was filed in the Travis County District Court, in Texas state court.

On November 1, 2006, we entered into a Memorandum of Settlement Agreement with Greenwich Insurance Company to settle this case. The Memorandum of Settlement Agreement provided that the parties will provide one another with a full, complete and general release and that Greenwich Insurance Company would pay $3 million to Active Power. The Memorandum of Settlement Agreement further provided that on or before December 15, 2006 the parties will enter into a formal compromise and settlement agreement and will close the settlement agreement with the $3 million payment to Active Power and the entry of a dismissal with prejudice of the lawsuit. A definitive settlement agreement was entered into by the parties in November 2006.

Pursuant to a previously disclosed agreement between Active Power and Mr. Pinkerton with respect to this Greenwich litigation, we will retain an amount from the $3 million recovery equal to our legal expenses related to the Greenwich litigation. Any additional recovery up to $1.22 million will be paid next to Mr. Pinkerton as reimbursement for his settlement expenses related to the Magnex lawsuit. Any recovery beyond this amount will be retained by us. Accordingly, after payment to Mr. Pinkerton, Active Power recorded gross income of approximately $1.78 million from the settlement proceeds in the fourth quarter of 2006. This amount is shown as Litigation Recovery in our Consolidated Statement of Operations.

10. Performance Guarantees

In certain geographical regions, particularly Africa, we are required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our warranty obligations. We secure these guarantees with standby letters of credit through our bank. At December 31, 2006 we had $354 of contingent liabilities outstanding to four customers that were secured with letters of credit.

11. Subsequent Events

In connection with the review of our historical stock option granting procedures, our Board of Directors decided on April 19, 2007, that the Company would not honor any outstanding options held by persons that the Board determined were significantly involved in the problematic practices identified by the investigation and knew or should have known that the practices were contrary to the terms of our stock option plan, Delaware law, or proper accounting practices. On April 19, 2007, the Board directed the Company’s counsel to communicate the Company’s demand that any such options still outstanding should be treated by any such optionee as cancelled. All such options that were still outstanding as of April 19, 2007 have now expired according to their original terms without any attempted exercises.

On April 19, 2007, the Board also decided that the Company should seek the return of profits realized upon the exercise of certain options by persons that the Board determined were significantly involved in the problematic practices identified in the investigation and knew or should have known that the practices were contrary to our stock option plan, Delaware law or proper accounting practices. On April 19, 2007, the Board directed the Company’s counsel to communicate to such persons the Company’s demand for the return of such profits, totaling $323 in the aggregate. To date, there has been no resolution of such demands.

With respect to unexercised options, the Company has further determined that we will either implement a plan to assist certain affected optionees in meeting their liabilities for the amount of tax obligations caused by incorrect treatment of outstanding options by adjusting the terms of the original option grant (in the case of out-of-the-money options) or adjusting the terms of the original option grant and paying the affected employees an amount to compensate such employees for the increase in exercise price (in the case of in-the-money options). We have determined that certain persons who were significantly involved in the problematic practices identified in our internal stock option investigation will not be afforded any such assistance. Accordingly, we anticipate recording certain expenses associated with such assistance in the second quarter of 2007 as this was the period in which such determinations were made. We currently anticipate such expenses to be approximately $300 although the exact amount will depend upon the Company’s stock price at the time these decisions are implemented.

We anticipate significant legal, professional and other expenses in 2007 as a result of our investigation of historical stock granting procedures, including potentially significant expenses for tax obligations for certain affected employees, and possible indemnification of costs to certain former directors and officers of the Company in the event of further legal or regulatory proceedings. The Company spent approximately $1.6 million during the first quarter of 2007 on the costs of this investigation.

12. Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present selected unaudited consolidated statement of operations information for each of the quarters in the years ended December 31, 2006 and 2005 as previously reported and as restated (in thousands, except per share data):

Selected consolidated statement of operations information
	For the Quarter Ended
Year Ended December 31, 2006	December 31	September 30	June 30	March 31
		Reported	Reported	Reported
Total revenue	$8,266	$5,728	$5,466	$5,569
Total cost of revenue	8,218	4,817	5,588	5,713
Gross margin (loss)	48	911	(122)	(144)
Operating expense	4,150	6,120	6,508	6,378
Loss from operations	(4,102)	(5,209)	(6,630)	(6,522)
Net loss	(3,851)	(4,857)	(5,995)	(6,049)
Basic and diluted loss per share	$(0.08)	$(0.10)	$(0.12)	$(0.12)

	For the Quarter Ended
Year Ended December 31, 2006	December 31	September 30	June 30	March 31
		Adjustments (1)	Adjustments (1)	Adjustments (1)
Total revenue	$—	$—	$—	$—
Total cost of revenue	—	3	1	3
Gross margin (loss)	—	(3)	(1)	(3)
Operating expense	—	66	137	198
Loss from operations	—	(69)	(138)	(201)
Net loss	—	(69)	(138)	(201)
Basic and diluted loss per share	$—	$—	$—	$(0.01)

	For the Quarter Ended
Year Ended December 31, 2006	December 31	September 30	June 30	March 31
		Restated	Restated	Restated
Total revenue	$8,266	$5,728	$5,466	$5,569
Total cost of revenue	8,218	4,820	5,589	5,716
Gross margin (loss)	48	908	(123)	(147)
Operating expense	4,138	6,186	6,645	6,576
Loss from operations	(4,090)	(5,278)	(6,768)	(6,723)
Net loss	(3,840)	(4,926)	(6,133)	(6,250)
Basic and diluted loss per share	$(0.08)	$(0.10)	$(0.12)	$(0.13)

Selected consolidated balance sheet information:
	For the Quarter Ended
Year Ended December 31, 2006	December 31	September 30	June 30	March 31
		Reported	Reported	Reported
Current assets	—	39,722	43,573	45,780
Total assets	—	49,600	53,561	56,286
Current liabilities	—	7,182	7,299	5,810
Working Capital	—	32,540	36,274	39,970
Stockholders’ Equity	—	42,418	46,262	50,473

	For the Quarter Ended
Year Ended December 31, 2006	December 31	September 30	June 30	March 31
		Adjustments (1)	Adjustments (1)	Adjustments (1)
Current assets	—	—	—	—
Total assets	—	—	—	—
Current liabilities	—	532	499	391
Working Capital	—	(532)	(499)	(391)
Stockholders’ Equity	—	(532)	(499)	(391)

	For the Quarter Ended
Year Ended December 31, 2006	December 31	September 30	June 30	March 31
		Restated	Restated	Restated
Current assets	—	39,722	43,573	45,780
Total assets	—	49,600	53,561	56,286
Current liabilities	—	7,714	7,798	6,201
Working Capital	—	32,008	35,775	39,579
Stockholders’ Equity	—	41,886	45,763	50,082

	For the Quarter Ended
Year Ended December 31, 2005	December 31	September 30	June 30	March 31
	Reported	Reported	Reported	Reported
Total revenue	$5,160	$4,516	$4,674	$3,438
Total cost of revenue	5,138	4,485	4,616	3,789
Gross margin (loss)	22	31	58	(351)
Operating expense	7,188	5,705	6,382	5,805
Loss from operations	(7,166)	(5,674)	(6,324)	(6,156)
Net loss	(6,772)	(5,188)	(5,604)	(5,327)
Basic and diluted loss per share	$(0.14)	$(0.11)	$(0.12)	$(0.12)

	For the Quarter Ended
Year Ended December 31, 2005	December 31	September 30	June 30	March 31
	Adjustments (1)	Adjustments (1)	Adjustments (1)	Adjustments (1)
Total revenue	$—
Total cost of revenue	13	13	14	18
Gross margin (loss)	(13)	(13)	(14)	(18)
Operating expense	498	132	(430)	(243)
Loss from operations	(511)	(145)	416	225
Net loss (2)	(511)	(145)	416	225
Basic and diluted loss per share	$(0.01)	$—	$0.01	$—

	For the Quarter Ended
Year Ended December 31, 2005	December 31	September 30	June 30	March 31
	Restated	Restated	Restated	Restated
Total revenue	$5,160	$4,516	$4,674	$3,438
Total cost of revenue	5,151	4,498	4,630	3,807
Gross margin (loss)	9	18	44	(369)
Operating expense	7,686	5,837	5,952	5,562
Loss from operations	(7,677)	(5,819)	(5,908)	(5,931)
Net loss	(7,283)	(5,333)	(5,188)	(5,102)
Basic and diluted loss per share	$(0.15)	$(0.11)	$(0.11)	$(0.12)

Selected consolidated balance sheet information:
	For the Quarter Ended
Year Ended December 31, 2005	December 31	September 30	June 30	March 31
	Reported	Reported	Reported	Reported
Current assets	49,677	54,895	60,358	62,214
Total assets	60,365	67,182	72,523	76,618
Current liabilties	6,249	6,495	6,907	5,104
Working Capital	43,428	48,400	53,451	57,110
Stockholders’ Equity	54,116	60,687	65,616	71,514

	For the Quarter Ended
Year Ended December 31, 2005	December 31	September 30	June 30	March 31
	Adjustments (1)	Adjustments (1)	Adjustments (1)	Adjustments (1)
Current assets	—	—	—	—
Total assets	—	—	—	—
Current liabilties (3)	547	199	(326)	(300)
Working Capital	(547)	(199)	326	300
Stockholders’ Equity (3)	(547)	(199)	326	300

	For the Quarter Ended
Year Ended December 31, 2005	December 31	September 30	June 30	March 31
	Restated	Restated	Restated	Restated
Current assets	49,677	54,895	60,358	62,214
Total assets	60,365	67,182	72,523	76,618
Current liabilities	6,796	6,694	6,581	4,804
Working Capital	42,881	48,201	53,777	57,410
Stockholders’ Equity	53,569	60,488	65,942	71,814

(1)	See Note 2, “Restatement of Consolidated Financial Statements”

(2)	The adjustments to the Company’s net loss for each of the quarters of 2005 are a result of the cumulative effect of adjustments relating to the state sales tax audit and adjustments relating to the review of stock option granting practices. Those adjustments are summarized below (in thousands):

	For the Quarter Ended
	December 31	September 30	June 30	March 31
Adjustments relating to review of stock option granting practices	$207	$145	$90	$238
Adjustments relating to state sales tax audit	304	—	(506)	(463)

Total effect on net income	$511	$145	$(416)	$(225)

(3)	The adjustments to the Company’s current liabilities, working capital and stockholders’ equity for each of the quarters of 2005 are a result of the cumulative effect of adjustments relating to the state sales tax audit and adjustments relating to the review of stock option granting practices. Those adjustments are summarized below (in thousands):

	For the Quarter Ended
	December 31	September 30	June 30	March 31
Adjustments relating to review of stock option granting practices
Current liabilities	$243	$199	$180	$163
Working capital	(243)	(199)	(180)	(163)
Stockholders’ equity	(243)	(199)	(180)	(163)
Adjustments relating to state sales tax audit
Current liabilities	304	—	(506)	(463)
Working capital	(304)	—	506	463
Stockholders’ equity	(304)	—	506	463