Form 10-Q
period 2007-03-31
ACTIVE POWER INC
filed 2007-05-15
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of common stock, par value of $0.001 per share, outstanding at May 8, 2007 was 50,101,201.

ACTIVE POWER, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Active Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,804	$7,652
Short-term investments in marketable securities	9,191	13,059
Accounts receivable, net	5,291	7,671
Inventories	11,789	10,279
Prepaid expenses and other	419	492

Total current assets	34,494	39,153
Property and equipment, net	6,979	7,341
Other assets	212	232

Total assets	$41,685	$46,726

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,328	$2,663
Accrued expenses	6,747	4,715
Deferred revenue	839	570

Total current liabilities	8,914	7,948
Stockholders' equity:
Common stock	50	50
Treasury stock	(5)	(5)
Additional paid-in capital	244,068	243,519
Accumulated deficit	(211,189)	(204,765)
Other accumulated comprehensive income	(153)	(21)

Total stockholders' equity	32,771	38,778

Total liabilities and stockholders' equity	$41,685	$46,726

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Product revenue	$5,271	$5,044
Service and spares revenue	702	525

Total revenue	5,973	5,569

Cost of product revenue	4,911	5,140
Cost of service and spares revenue	725	576

Total cost of revenue	5,636	5,716

Gross profit (loss)	337	(147)

Operating expenses:
Research and development	1,584	2,238
Selling and marketing	2,625	2,685
General and administrative	2,751	1,653

Total operating expenses	6,960	6,576

Operating loss	(6,623)	(6,723)

Interest income	201	394
Other income (expense)	(2)	79

Net loss	$(6,424)	$(6,250)

Net loss per share, basic & diluted	$(0.13)	$(0.13)
Shares used in computing net loss per share, basic & diluted	50,088	49,183

Comprehensive loss:
Net loss	$(6,424)	$(6,250)
Translation gain on subsidiaries in foreign currencies	144	—
Change in unrealized loss on investments in marketable securities	(12)	(84)

Comprehensive loss	$(6,292)	$(6,334)

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net loss	$(6,424)	$(6,250)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	518	516
Change in allowance for doubtful accounts	(55)	(233)
Accretion of premium/discount on marketable securities	(12)	(30)
Loss on disposal of fixed assets	200	—
Stock-based compensation	549	1,449
Changes in operating assets and liabilities:
Accounts receivable	2,435	(205)
Inventories	(1,510)	(723)
Prepaid expenses and other assets	93	102
Accounts payable	(1,335)	(357)
Accrued expenses	2,032	(663)
Deferred revenue	269	190

Net cash used in operating activities	(3,240)	(6,204)

Investing activities
Purchases of marketable securities	(259)	(2,132)
Sales/maturities of marketable securities	4,150	8,795
Purchases of property and equipment	(355)	(345)

Net cash provided by investing activities	3,536	6,318

Financing activities
Net proceeds from issuance of common stock	—	1,539

Net cash provided by financing activities	—	1,539

Translation gain on subsidiaries in foreign currencies	(144)	—
Change in cash and cash equivalents	152	1,653
Cash and cash equivalents, beginning of period	7,652	7,590

Cash and cash equivalents, end of period	$7,804	$9,243

See accompanying notes.

Active Power, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

1.	Significant Accounting Policies

Basis of presentation: Active Power, Inc. and its subsidiaries (hereinafter referred to as “we”, “Active Power” or the “Company”) design manufacture and market power quality solutions and Uninterruptible Power Supply (UPS) systems to enable business continuity in the event of power disturbances. Our solutions provide ride-through, or temporary, power for the majority of power disturbances such as voltage sags and surges, and bridge the gap between a utility outage and restoration of power, or the time required to switch to generator power. We offer a range of patented flywheel energy storage systems that provide an alternative for lead-acid batteries used in conventional power quality installations. We have recently broadened our product offerings with a battery-free extended runtime technology that utilizes thermal and compressed air storage to provide backup power for minutes to hours depending on the application. We sell our products globally through direct and Original Equipment Manufacturer (“OEM”) channels. Our current principal markets are North America and Europe, Middle East and Africa (“EMEA”).

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Recently issued accounting standards: In September 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) at the beginning of 2007. Adoption of FIN 48 did not have a material impact upon the Company. We have no unrecognized tax benefits and have not recognized any interest and penalties relating to uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in the provision for income taxes. The tax years 2003 through 2006 remain open to examination by the major taxing authorities to which we are subject.

2.	Supplemental Balance Sheet Information

Receivables

Accounts receivable consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Trade receivables	$6,592	$9,027
Allowance for doubtful accounts	(1,301)	(1,356)

	$5,291	$7,671

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$7,060	$6,650
Work in process and finished goods	5,011	3,999
Allowances for obsolescence	(282)	(370)

	$11,789	$10,279

Included in inventory at March 31, 2007 is $4.4 million of inventory relating exclusively to our CoolAir family of products. If we are unable to sell sufficient quantities of our finished CoolAir products, we may need to record an impairment charge for some or all of that amount.

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Equipment	$9,594	$9,438
Computers and software	2,556	2,534
Demonstration units	1,081	1,081
Furniture and fixtures	331	331
Leasehold improvements	7,066	7,066
Construction in progress	263	261

	20,891	20,711

Accumulated depreciation	(13,912)	(13,370)

	$6,979	$7,341

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Compensation and benefits	$1,342	$1,418
Warranty liability	676	734
Federal, state, property and sales taxes	817	845
Professional fees	2,023	495
Other	1,889	1,223

	$6,747	$4,715

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is contained in accrued expenses on the accompanying balance sheet.

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2006	$734
Warranty expense	22
Warranty charges incurred	(80)

Balance at March 31, 2007	$676

3.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Net loss	$(6,424)	$(6,250)

Basic and diluted:
Weighted-average shares of common stock Outstanding	50,088	49,183

Shares used in computing net loss per share, basic and diluted	50,088	49,183

Net loss per share, basic and diluted	$(0.13)	$(0.12)

Our calculation of diluted loss per share excludes 5,861,427 and 6,703,408 shares of common stock issuable upon exercise of employee stock options as of March 31, 2007 and 2006, respectively, because their inclusion in the calculation would be anti-dilutive. As of March 31, 2007 and 2006, there was no common stock subject to repurchase.

4.	Subsequent Events

In connection with a review of our historical stock option granting procedures, our Board of Directors decided on April 19, 2007, that the Company would not honor any outstanding options held by persons that the Board determined were significantly responsible for the problematic practices identified by the investigation and knew or should have known that the practices were contrary to the terms of our stock option plan, Delaware law, or proper accounting practices. On April 19, 2007, the Board directed the Company’s counsel to communicate the Company’s demand that any such options still outstanding should be treated by any such optionee as cancelled. All 483,469 of such options that were still outstanding as of April 19, 2007 have now expired according to their original terms without any attempted exercises.

On April 19, 2007, the Board also decided that the Company should seek the return of profits realized upon the exercise of certain options by persons that the Board determined were significantly responsible for the problematic practices identified in the investigation and knew or should have known that the practices were contrary to our stock option plan, Delaware law or proper accounting practices. On April 19, 2007, the Board directed the Company’s counsel to communicate to such persons the Company’s demand for the return of such profits, totaling $323,000 in the aggregate. To date, we have collected $19,250 of such profits from one of the affected individuals. Demands with respect to several other such persons remain pending.

With respect to unexercised options, the Board has further determined in April that we will either implement a plan to assist certain affected optionees not involved in the problematic stock option granting practices in meeting their liabilities for the amount of the incremental tax obligations caused by incorrect treatment of outstanding options by adjusting the terms of the original option grant (in the case of out-of-the-money options) or adjusting the terms of the original option grant and paying the affected employees an amount to compensate such employees for the increase in exercise price (in the case of in-the-money options). We have determined that certain persons who were significantly involved in the problematic practices identified in our internal stock option investigation will not be afforded any such assistance. Accordingly, we anticipate recording certain expenses associated with such assistance in the second quarter of 2007 as this was the period in which such determinations were made. We currently anticipate such expenses to be approximately $285,000 although the exact amount will depend upon the Company’s stock price at the time these decisions are implemented. The Company intends to negotiate a settlement with the Internal Revenue Service for these items, and so the actual amount of expense will be determined at the time of such settlement. In addition to liabilities for amounts we may be required to pay to the Internal Revenue Service, the adjustments to outstanding unexercised options that the Board plans to make to assist certain affected optionees, as described above, may result in additional charges to future compensation expense relating to those adjusted options. The amount of such charges will depend on the fair value of the adjusted options at the time of the adjustments as compared to their fair value at the time of their original issuance.

We anticipate that we will continue to incur significant legal, professional and other expenses as a result of our investigation of historical stock granting procedures, including potentially significant expenses for tax obligations for innocent employees, and possible indemnification of costs to certain former directors and officers of the Company in the event of further regulatory reviews emanating from the stock option review.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation for the year ended December 31, 2006 included in our 2006 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A in our 2006 Annual Report on Form 10-K for a discussion of items that may affect our future results.

Overview

We design, manufacture and market efficient, reliable and green power quality solutions and Uninterruptible Power Supply (UPS) systems to enable business continuity in the event of power disturbances. Our solutions provide ride-through, or temporary, power for the majority of power disturbances such as voltage sags and surges, and bridge the gap between a utility outage and restoration of power, or the time required to switch to generator power. Our products are designed to be environmentally friendly compared to existing solutions without compromising functionality, efficiency or cost. We have shipped over 1,500 flywheels or more than 375 megawatts of our products to businesses in over 40 countries since we were founded in 1992.

Our patented flywheel energy storage systems store kinetic energy by constantly spinning a compact steel wheel (flywheel) driven from utility power in a low friction environment. When the utility power used to spin the flywheel fluctuates or is interrupted, the flywheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity known as “bridging power” for short periods until utility power is fully restored or a backup electricity generator starts and takes over generating longer term power in the case of an extended electrical outage. We believe that our flywheel products provide many advantages over traditional battery-based systems, including substantial space savings, higher power densities, “green” energy storage and power efficiencies as high as 98% that reduce total operating costs. We offer our flywheel products with load capabilities from 130 kVA to 3,600 kVA, while typically targeting power density applications above 200 kVA since the majority of these customers already have back-up generators. We market our flywheel products under the brand name CleanSource®. CleanSource DC is a non-chemical replacement for lead-acid batteries used for bridging power. Utilizing our flywheel energy storage technology, the CleanSource DC is a stand-alone, direct current (DC) product that is compatible with all major brands of uninterruptible power supplies (UPS). We built on the technological success of CleanSource DC by creating a battery-free UPS, CleanSource UPS, which integrates the UPS electronics and our flywheel energy storage system into one compact cabinet. CleanSource UPS represents the majority of our current revenue. The CleanSource UPS is also marketed by Caterpillar Inc. under the brand name “Cat® UPS”. Combining our CleanSource UPS with a generator provides customers with complete short and long-term protection in the event of a power disturbance. We sell our CleanSource flywheel products to commercial and industrial customers across a variety of vertical markets, including manufacturing, technology, communications, utilities, healthcare, banking and military and in all major geographic regions of the world, but particularly in North America and Europe.

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

Results of Operations

($ in thousands)	Three months ended March 31,				Variance 2007 vs. 2006
	2007	% of total revenue	2006	% of total revenue	$	%
Product revenue	$5,271	88%	$5,044	91%	$227	5%
Service and spares revenue	702	12	525	9	177	34%

Total revenue	5,973	100	5,569	100	404	7%

Cost of product revenue	4,911	82	5,140	92	(229)	(4)%
Cost of service and spares revenue	725	12	576	10	149	26%

Total cost of revenue	5,636	94	5,716	103	(80)	(1)%

Gross profit (loss)	337	6	(147)	(3)	484	329
Operating expenses:
Research and development	1,584	27	2,238	40	(654)	-29%
Selling and marketing	2,625	44	2,685	48	(60)	(2)%
General and administrative	2,751	46	1,653	30	1,098	66%

Total operating expenses	6,960	117	6,576	118	384	6%

Operating loss	(6,623)	(111)	(6,723)	(121)	100	1%
Interest income	201	3	394	7	(193)	(49)%
Other income (expense)	(2)	—	79	(1)	81	103%

Net loss	$(6,424)	(108)%	$(6,250)	(112)%	$(174)	-3%

Product revenue. Product revenue consists of sales of our CleanSource power quality products, comprising both UPS and DC product lines, and sales of third-party ancillary equipment, such as engine generators, electrical and switchgear products.

The increase in product revenue from the same period of 2006 was due to higher sales of our 250-900 kVA UPS product line and continued growth from our direct sales channel. When we sell product directly, as compared to through our OEM channels, we typically generate higher prices and better contribution margins as we do not have to offer channel discounts. The average selling price over the first three months of 2007 was $82,000 per quarter-megawatt flywheel, compared to $54,000 over the same period in 2006 due to higher direct sales and selling products with more options, which occurs more frequently with direct transactions compared to our OEM sales. A single product, depending on its power rating, may be comprised of multiple flywheel units.

During the quarter ended March 31, 2007 we sold 48 flywheel units compared to 91 in the comparable period of 2006. In the prior year period there was a large OEM transaction of 8 megawatt-class UPS machines (representing 32 flywheels) that sold at lower average selling prices than our direct UPS sales and which negatively influenced the average selling price. Excluding this transaction, the average selling price of a flywheel in 2006 would have been $74,000. The frequency and timing of our larger system sales, including megawatt class UPS products, is more volatile and can result in material changes in period-to-period revenue. Such revenues may also occur in periods other than when originally anticipated, which can add to the potential volatility and affect our ability to meet forecasted targets.

North American sales were 60% of our total revenue for the three-month period ended March 31, 2006 compared to 74% for the same period of 2006, and 55% in the immediately preceding quarter.

Since 2005 we have been increasing the size of our direct sales organization in an effort to expand the territories in which we sell our Active Power branded products. Most of this effort initially was focused in the EMEA market where we now have multiple sales offices. During the current quarter we opened our first office in the Asia Pacific region, located in Tokyo. We also plan on expanding into Central America in 2007. Sales of Active Power branded products through our direct and manufacturer’s representative channels were 76% of our total revenues for the three-month period ended March 31, 2007 compared to 36% for the same period of 2006, reflecting the impact of this direct sales strategy. Direct sales typically have higher profit margins than sales through our OEM channels; therefore, increasing our direct sales channel is expected to result in increased revenue and improved profit margins. We believe sales of our Active Power branded products to government facilities and industrial customers in regions that were not covered by our OEMs will continue to increase over time and will continue to become a larger percentage of our total revenue.

Caterpillar remains our largest OEM partner and largest overall customer and represented 23% of our revenue for the three-month period ended March 31, 2007 compared to 46% of our revenue for the three-month period ended March 31, 2006. We have had recent success with Caterpillar selling our megawatt-class UPS products along with their large engine generators, and expect total revenue from this channel to increase in 2007.

Our products perform well in harsh environments where power quality is particularly poor, which makes them a good fit for industrial countries with a poor power infrastructure and therefore we have focused our direct sales efforts to these customers. Due to the large size of some of our customer orders relative to our current total revenue levels, our quarterly total revenue trend and the proportion of sales made directly by us can be expected to fluctuate quarterly from the amounts recorded so far in 2007. We have also seen and anticipate a further increase in capital spending in data centers where there is a requirement for higher-density power solutions such as flywheels, and believe that this along with our expanding direct sales strategy will result in higher product revenue levels for us in 2007.

Service and spares revenue. Service and spares revenue primarily relates to revenue generated from installation, startup, repairs or reconfigurations of our product, and the sale of spare or replacement parts to our OEM and end-user customers. It also includes revenue associated with the costs of travel of our service personnel. Service and spares revenue increased by 34% for the three-month period ended March 31, 2007 compared to the same prior year period. This increase is primarily due to higher levels of service and contract work from direct product sales made in the last two quarters. For some of these customers we provide a full power solution, including site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user. We anticipate that service and spares revenue will continue to grow with product revenue and as our installed base of product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required. Where we make sales through our OEM channel, it is typical for the OEM to provide these type of services to their end-user customers.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total product revenue in the three-month period ended March 31, 2007 decreased by 10% compared to the comparable period in 2006 due to the effect of higher selling prices, improved efficiency in our manufacturing operations and material and overhead costs reductions. We have instituted programs to reduce product and component costs where feasible, and this has resulted in a decrease in materials costs as a percentage of product revenue. We continue to operate a manufacturing facility that has a capacity level significantly greater than our current product revenue levels. In addition, a large portion of the costs involved in operating our manufacturing facility are fixed in nature and we incur approximately $1.2 million to $1.5 million in unabsorbed overhead each quarter. We reduced our manufacturing staff levels in 2003 and have continued to reduce our overhead levels where feasible. We are still seeking to lower our manufacturing overhead levels through reducing the physical space we lease as well as other cost reduction activities that we expect to implement in 2007. We also continue to work on reducing our product costs through design enhancements and modifications, and vendor management programs. We have achieved gross-margin break-even in the last three quarters; however, our accomplishment of gross-margin break even is heavily dependent upon our sales channel mix and the effectiveness of our product pricing to our customers. Our ability to maintain positive product gross margin will depend on multiple factors, including our ability to continue to reduce material costs, improve our sales channel mix in favor of direct sales versus OEM, our ability to increase product prices, and to increase our total revenues to a level that will allow us to improve the utilization of our manufacturing operations.

Items that could impact our ability to further improve our gross margin include sales product volume and mix, pricing discounts and customer incentives, currency fluctuations, and variations in our product cost and productivity.

Cost of service and spares revenue. Cost of service and spares revenue includes the cost of component parts, as well as labor and overhead of our spare parts, costs associated with travel and labor used in servicing a unit and unabsorbed overhead from the service group. The cost of service and spares revenue decreased to 103% of service and spares revenue in the three-month period ended of March 31, 2007 compared to 110% in the same period of 2006. This decrease reflects better utilization of our service personnel, improved pricing for service, and higher margins on contract work compared to the prior period.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and product development activities, as well as an allocated portion of our occupancy costs. Overall our research and development expenses were $654,000 or 29% lower that the first quarter of 2006, and were $23,000 or 1% higher than the preceding quarter. The major reason for the decrease from 2006 was due to the effect of headcount reductions that the Company made in the third quarter of 2006, and due to lower project related development costs this year. The prior year expenses included higher prototype and development costs for our CoolAir DC product and costs incurred in paralleling our megawatt-class UPS product. We believe research and development expenses in the second quarter will stay at similar levels to those recorded in the first quarter.

Selling and marketing. Selling and marketing expenses primarily comprise compensation, including variable sales compensation, and related costs for sales and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs. Sales and marketing costs were $60,000 or 2% lower than the amounts recorded in the first quarter of 2006, and were $202,000 or 8% higher than the immediately preceding quarter. The increase in our sales and marketing costs from the last quarter reflects higher marketing expenditures to support our direct sales force, re-branding of the Company’s collateral and other direct sales activities as part of our effort to facilitate more direct sales. We also wrote off $200,000 of expenses relating to fixed assets used for demonstration purposes. Our total headcount in sales and marketing remains at similar levels to last quarter, although we have changed the composition of our sales team over the last year as we expand our direct sales force. We believe that sales and marketing expenses will increase slightly in the second quarter as we expand into the Asia market with a new office, and as our revenue levels increase and our variable compensation increases.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including sales, property and franchise taxes. General and administrative expenses increased by $1,098,000 or 66% from the levels of the same period in 2006 and increased by 42% or $816,000 from the immediately preceding quarter. This increase was primarily attributable to $1.5 million of professional fees incurred with a review of the Company’s historical stock option granting procedures that covered the period from 2000 through 2006. The first quarter of 2006 included legal fees connected to litigation as well as a recovery of $236,000 of previously-reserved doubtful accounts. We expect general and administrative expenses to decrease from the current level in the next quarter as we believe most of the work associated with the option review has been completed; however, the amount of professional fees relating to the option review remains unknown and will be influenced by the number and extent of regulatory reviews that occur as a result of this investigation. The Company is intending to settle outstanding tax matters emanating from the option review with the Internal Revenue Service, and will record expenses of approximately $285,000 in the second quarter of 2007 for these items. The actual amount expensed will depend upon the actual settlement amount as well as the price of the Company’s stock at that time. Absent the impact of such expenses from the option review, the level of general and administrative expenses should stay at similar levels.

Interest income. Interest income has decreased from $394,000 in 2006 to $201,000 in the three-month periods ended March 31, 2007. This reflects the decrease in our average cash and investments balance compared to the prior year as the Company has used its investments to fund operations. Our average cash and investments balance over the three month period ending March 31, 2007 has decreased by approximately $20.7 million or 52% compared to the average balance over the comparable period ending March 31, 2006.

Other income (expense). Other income in the corresponding quarter of 2006 included cost recoveries from annual audits of our real estate leases.

Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2007 consisted of $17.0 million of cash and investments. We have primarily funded our operations through public and private placements of our common stock as well as $10.0 million in development funding received from Caterpillar since 1999, and from our product, service and spares revenue. Although we believe that our cash and investments on hand will be sufficient to fund our operations through at least the middle of 2008, based upon our historical and projected cash burn it is likely that the Company will raise additional funds before the end of 2007, either through future equity or debt offerings, in order to continue to fund and grow its business beyond that date and to ensure that we have adequate cash reserves. In August of 2006 we filed a universal Shelf Registration Statement on Form S-3 with the Securities and Exchange Commission that would have provided for the sale of up to $75 million of equity or debt instruments. Due to the failure to file our 2006 Annual Report on Form 10-K in a timely fashion, we are no longer eligible to use our Shelf Registration Statement. This will influence the type and amount of any future capital raisings that the Company may complete but will not prevent the Company from raising additional funds. At this point, the Company has made no determination as to the amount, timing or type of any future capital raising that it will undertake, but we have had ongoing discussions with a number of investment banking organizations. The Company is also evaluating a number of proposals to establish a bank revolving line of credit to provide additional liquidity to assist in managing its short-term working capital.

The following table summarizes the yearly changes in cash used in operating activities:

($ in thousands)	Three months ended March 31,		Variance 2006 vs. 2005
	2007	2006	$	%
Cash used in operating activities	$(3,241)	$(6,204)	$(2,963)	(48)%

Cash used in operating activities decreased by 48% compared to the same period of 2006. This is primarily attributable to a decrease in our receivables balance following collections from the immediately preceding quarter where the Company had record revenue levels. Receivables decreased by $2.4 million from the prior quarter. The company also had a $2 million increase in accrued expenses mostly connected with the costs associated with the option review. Offsetting these sources of funds were decreases in our accounts payable reflecting our lower business level in the quarter from the prior quarter, and an increase in inventory as we prepared goods for second quarter shipment. We anticipate cash used in operating activities to increase in the second quarter as we discharge the liabilities from the stock option review, reach settlement of the related income tax liabilities, and record an expected increase in receivables due to anticipated higher revenues.

Investing activities primarily consist of sales and purchases of investments and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these funds to finance our ongoing operations. Capital expenditures were $355,000 in the three-month period ending March 31, 2007 compared to $345,000 in the same period of 2006.

Funds provided by financing activities during the three-months ended March 31, 2006 reflect proceeds from employee share purchases. The significant decrease in funds from financing activities compared to the comparable period of 2006 is due to the fact that during the first quarter of 2006 we had proceeds from an employee stock purchase plan, and significantly higher levels of stock option exercises because of a much higher stock price for the Company’s common stock that fueled more exercises.

As noted above, we believe our existing cash and investments balances at March 31, 2007 will be sufficient to meet our cash requirements through at least the next 12 months, although we may elect to seek additional funding prior to that time. Beyond the next 12 months, our cash requirements will depend on many factors, including the rate of sales growth, the success of our direct selling strategy, the market acceptance of our products, including the CoolAir DC product family, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the efficiency of our manufacturing processes, and the timing and extent of research and development projects.

Recent Accounting Pronouncements

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) at the beginning of 2007. Adoption of FIN 48 did not have a material impact upon the Company. We have no unrecognized tax benefits and have not recognized any interest and penalties relating to uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in the provision for income taxes. The tax years 2003 through 2006 remain open to examination by the major taxing authorities to which we are subject.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by $120,000.

Our international sales are made primarily in U.S. dollars. Those sales in currencies other than U.S. dollars can result in translation gains and losses. As we increase sales in foreign markets, we anticipate making more sales denominated in foreign currencies, primarily euro and pounds sterling. Currently, we do not engage in hedging activities for the collection of foreign currency receivables in our international operations. However, we may engage in hedging activities in the future.

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 1A – “Risk Factors” in our 2006 Annual Report on Form 10-K. Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(f) under the Securities Exchange Act of 1934. Based on their evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. During the three months ended March 31, 2007 there was no change in our internal control over financial reporting that occurred that has materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting except the following new controls that were put in place following as a result of the investigation into our historical stock option granting procedures:

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

•

Except in unusual circumstances that require an unscheduled meeting, ensuring that all stock option grants will be approved in previously scheduled meetings of the Board or Compensation Committee and that such approvals will be reflected in resolutions set forth in the minutes of those meetings. Such minutes will be prepared promptly following the action taken at the meeting and unnecessary ratifications or subsequent approvals will not be requested. We will not award grants pursuant to a unanimous written consent unless unusual circumstances dictate a deviation from this policy and the reasons and circumstances are contemporaneously documented.

•

Adopting a Stock-Based Award Policy that precludes the selection of any grant date with the benefit of hindsight or during any period designated as a quarterly blackout period under the Company’s Insider Trading Policy.

•

Expressly advise persons implementing our processes for stock-based compensation awards that the Company’s written Stock-Based Compensation Awards Policies and Procedures preclude the selection of grant dates or exercise prices with the benefit of hindsight.

•

Our stock option granting procedures will be in writing and will be reviewed annually by our Chief Executive Officer and Chief Financial Officer and, to the extent deemed necessary, our Board (or its appropriate committees) to ensure compliance with all applicable laws and regulations.

ACTIVE POWER, INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

Additionally, we believe there is a possibility that the matters relating to the investigation by the Special Committee of our Board of Directors into our stock option granting practices and the restatement of our consolidated financial statements for the years 2001 through September 2006 may result in future litigation or formal regulatory inquiries.

Item 1A.	Risk Factors

You should carefully consider the risks described in Item 1A of our 2006 Annual Report on Form 10-K before making a decision to invest in our common stock or in evaluating Active Power and our business. The risks and uncertainties described in our 2006 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the risks described in our 2006 Annual Report on Form 10-K could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following documents are filed as exhibits to this report:

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s IPO Registration Statement on Form S-1 (File No. 333-36946))

3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on February 2, 2007)

31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer

31.2	Rule 13a-15(e)/15d-15(e) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC. (Registrant)

May 15, 2007	/s/ James A. Clishem
(Date)	James A. Clishem
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2007	/s/ John K. Penver
(Date)	John K. Penver
Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)