Form 10-Q
period 2007-06-30
ACTIVE POWER INC
filed 2007-07-27
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of common stock, par value of $0.001 per share, outstanding at July 23, 2007 was 50,353,376.

ACTIVE POWER, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Active Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,509	$7,652
Short-term investments in marketable securities	6,039	13,059
Accounts receivable, net	8,169	7,671
Inventories	10,821	10,279
Prepaid expenses and other	353	492

Total current assets	31,891	39,153
Property and equipment, net	6,485	7,341
Other assets	212	232

Total assets	$38,588	$46,726

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,437	$2,663
Accrued expenses	6,559	4,715
Deferred revenue	898	570

Total current liabilities	9,894	7,948
Long term liabilities	25	—
Stockholders’ equity:
Common stock	50	50
Treasury stock	(5)	(5)
Additional paid-in capital	244,569	243,519
Accumulated deficit	(215,835)	(204,765)
Other accumulated comprehensive income	(110)	(21)

Total stockholders’ equity	28,669	38,778

Total liabilities and stockholders’ equity	$38,588	$46,726

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product Revenue	$7,725	$4,835	$12,996	$9,879
Service and spares revenue	1,457	631	2,159	1,156

Total revenue	9,182	5,466	15,155	11,035

Cost of product revenue	6,469	5,022	11,380	10,162
Cost of service and spares revenue	1,166	567	1,891	1,143

Total cost of revenue	7,635	5,589	13,271	11,305

Gross profit (loss)	1,547	(123)	1,884	(270)

Operating expenses:
Research and development	1,326	2,051	2,910	4,289
Selling and marketing	2,621	2,621	5,246	5,306
General and administrative	2,456	1,973	5,207	3,626

Total operating expenses	6,403	6,645	13,363	13,221

Operating loss	(4,856)	(6,768)	(11,479)	(13,491)

Interest income	159	382	360	776

Other income (expense)	51	253	49	332

Net loss	$(4,646)	$(6,133)	$(11,070)	$(12,383)

Net loss per share, basic & diluted	$(0.09)	$(0.12)	$(0.22)	$(0.25)
Shares used in computing net loss per share, basic & diluted	50,090	49,648	50,089	49,516

Comprehensive loss:
Net loss	$(4,646)	$(6,133)	$(11,070)	$(12,383)

Translation gain (loss) on subsidiaries in foreign currencies	38	(3)	(106)	(3)
Change in unrealized gain (loss) on investments in marketable securities	5	13	17	22

Comprehensive loss	$(4,603)	$(6,123)	$(11,159)	$(12,364)

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30
	2007	2006
Operating activities
Net loss	$(11,070)	$(12,383)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,001	1,051
Change in allowance for doubtful accounts	(31)	—
Accretion of premium/discount on marketable securities	(17)	(48)
Loss on disposal of fixed assets	288	—

Stock-based compensation	1,045	1,782
Changes in operating assets and liabilities:
Accounts receivable	(468)	1,686
Inventories	(542)	(3,751)
Prepaid expenses and other assets	158	189
Accounts payable	(226)	688
Accrued expenses	1,845	(297)
Deferred revenue	328	160
Long term liabilities	25	—

Net cash used in operating activities	(7,664)	(10,923)

Investing activities
Purchases of marketable securities	(246)	(9,875)
Sales/maturities of marketable securities	7,300	25,947
Purchases of property and equipment	(433)	(1,369)

Net cash provided by investing activities	6,621	14,703

Financing activities
Net proceeds from issuance of common stock	6	2,518

Net cash provided by financing activities	6	2,518

Translation gain on subsidiaries in foreign currencies	(106)	(3)

Change in cash and cash equivalents	(1,143)	6,295
Cash and cash equivalents, beginning of period	7,652	7,590

Cash and cash equivalents, end of period	$6,509	$13,885

See accompanying notes.

Active Power, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2007

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

In February 2007, FASB issued Statement of Financial Accounting Standards (SFAS) 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its financial position and results of operations.

2.	Supplemental Balance Sheet Information

Receivables

Accounts receivable consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Trade receivables	$9,494	$9,027
Allowance for doubtful accounts	(1,325)	(1,356)

	$8,169	$7,671

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$6,937	$6,650
Work in process and finished goods	4,215	3,999
Allowances for obsolescence	(331)	(370)

	$10,821	$10,279

Included in inventory at June 30, 2007 is $4.4 million of inventory relating exclusively to our CoolAir family of products. We began selling this product in 2006. If we are unable to sell sufficient quantities of our finished CoolAir products or our sales do not meet our expectations, we may need to record an impairment charge for some or all of that amount.

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Equipment	$9,661	$9,438
Computers and software	2,584	2,534
Demonstration units	1,077	1,081
Furniture and fixtures	331	331
Leasehold improvements	7,066	7,066
Construction in progress	149	261

	20,868	20,711

Accumulated depreciation	(14,383)	(13,370)

	$6,485	$7,341

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Compensation and benefits	$1,278	$1,418
Warranty liability	644	734
Federal, state, property and sales taxes	749	845
Professional fees	2,829	495
Other	1,059	1,223

	$6,559	$4,715

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is contained in accrued expenses on the accompanying balance sheet.

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2006	$734
Warranty expense	30
Warranty charges incurred	(120)

Balance at June 30, 2007	$644

3.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(4,646)	$(6,133)	$(11,070)	$(12,383)

Basic and diluted:
Weighted-average shares of common stock Outstanding	50,090	49,648	50,089	49,516

Shares used in computing net loss per share, basic and diluted	50,090	49,648	50,089	49,516

Net loss per share, basic and diluted	$(0.09)	$(0.12)	$(0.22)	$(0.25)

Our calculation of diluted loss per share excludes 5,400,995 and 6,445,341 shares of common stock issuable upon exercise of employee stock options as of June 30, 2007 and 2006, respectively, because their inclusion in the calculation would be anti-dilutive. As of June 30, 2007 and 2006, there was no common stock subject to repurchase.

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

Overview

We design, manufacture and market efficient, reliable and green power quality solutions and Uninterruptible Power Supply (UPS) systems to enable business continuity in the event of power disturbances. Our solutions provide ride-through, or temporary, power for the majority of power disturbances such as voltage sags and surges, and bridge the gap between a utility outage and restoration of power, or the time required to switch to generator power. Our products are designed to be environmentally friendly compared to existing solutions without compromising functionality, efficiency or cost. We have shipped over 1,600 flywheels or more than 400 megawatts of our products to businesses in over 40 countries since we were founded in 1992.

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

Results of Operations

The following tables set forth our condensed consolidated results of operations data, including data as a percentage of total revenue, for the periods indicated:

Three-months ended June 30:

($ in thousands)	Three months ended June 30,				Variance 2007 vs. 2006
	2007	% of total revenue	2006	% of total revenue	$	%
Product revenue	$7,725	84%	$4,835	88%	$2,890	60%
Service and spares revenue	1,457	16%	631	12%	826	131%

Total revenue	9,182	100%	5,466	100%	3,716	68%

Cost of product revenue	6,469	70%	5,022	92%	1,447	29%

Cost of service and spares revenue	1,166	13%	567	10%	599	106%

Total cost of revenue	7,635	83%	5,589	102%	2,046	37%

Gross profit (loss)	1,547	17%	(123)	(2%)	1,670	NM

Operating expenses:

Research and development	1,326	14%	2,051	38%	(725)	(35)%

Selling and marketing	2,621	29%	2,621	48%	—	—

General and administrative	2,456	27%	1,973	36%	483	24%

Total operating expenses	6,403	70%	6,645	122%	(242)	(4)%

Operating loss	(4,856)	(53%)	(6,768)	(124%)	1,912	28%

Interest income	159	2%	382	7%	(223)	(58)%

Other income (expense)	51	1%	253	5%	(202)	(80)%

Net loss	$(4,646)	(51%)	$(6,133)	(112%)	$1,487	24%

Six-months ended June 30:

($ in thousands)	Six months ended June 30,				Variance 2007 vs. 2006
	2007	% of total revenue	2006	% of total revenue	$	%
Product revenue	$12,996	86%	$9,879	90%	$3,117	32%
Service and spares revenue	2,159	14%	1,156	10%	1,003	87%

Total revenue	15,155	100%	11,035	100%	4,120	37%

Cost of product revenue	11,380	75%	10,162	92%	1,218	12%

Cost of service and spares revenue	1,891	12%	1,143	10%	748	65%

Total cost of revenue	13,271	88%	11,305	102%	1,966	17%

Gross profit (loss)	1,884	12%	(270)	(2%)	2,154	798%

Operating expenses:

Research and development	2,910	19%	4,289	39%	(1,379)	(32)%

Selling and marketing	5,246	35%	5,306	48%	(60)	(1)%

General and administrative	5,207	34%	3,626	33%	1,581	44%

Total operating expenses	13,363	88%	13,221	120%	142	1%

Operating loss	(11,479)	(76%)	(13,491)	(122%)	2,012	15%

Interest income	360	2%	776	7%	(416)	(54)%

Other income (expense)	49	—	332	3%	(283)	(85)%

Net loss	$(11,070)	(73%)	$(12,383)	(112%)	$1,313	11%

Product revenue. Product revenue consists of sales of our CleanSource power quality products, comprising both UPS and DC product lines, CoolAir family products, and sales of third-party ancillary equipment, such as engine generators, electrical and switchgear products.

The 60% increase in product revenue in our second quarter of 2007 from the same period of 2006 was due to higher sales of our megawatt-class UPS product line and from increased sales of our CleanSource DC products, as well as increased sales of ancillary equipment that we sold along with our major product lines. Strong sales of our 250-900 kVA UPS product family represented 37% of our total product revenue during our second quarter. Our effort to develop direct sales in new markets has led to continued growth from our direct sales channel. When we sell product directly, as compared to through our OEM channels, we typically generate higher prices and better contribution margins as we do not have to offer channel discounts. The average selling price during the quarter was $69,000 per quarter-megawatt flywheel, compared to $71,000 over the same period in 2006. This decrease is due to the higher proportion of DC wheels sold in 2007, which typically sell for lower prices. During the quarter ended June 30, 2007 we sold 81 flywheel units compared to 57 in the comparable period of 2006.

The frequency and timing of our larger system sales, including megawatt class UPS products, is more volatile and can result in material changes in period-to-period revenue. Such revenues also occur in periods other than when originally anticipated, which can add to the potential volatility and affect our ability to meet forecasted targets.

North American sales were 66% of our total revenue for the three-month period ended June 30, 2006 compared to 54% for the same period of 2006, and 60% in the immediately preceding quarter.

Since 2005 we have been increasing the size of our direct sales organization in an effort to expand the territories in which we sell our Active Power branded products. Most of this effort initially was focused in the EMEA market where we now have multiple sales offices. During the first quarter of 2007 we opened our first office in the Asia Pacific region, located in Tokyo. We also plan on expanding into Central America in 2007. Sales of Active Power branded products through our direct and manufacturer’s representative channels were 67% of our total revenues for the three-month period ended June 30, 2007 compared to 63% for the same period of 2006. For the six months ended June 30, 2007, sales of Active Power branded products were 71% of total revenues compared to 49% in 2006, reflecting the impact of this direct sales strategy. Direct sales typically have higher profit margins than sales through our OEM channels; therefore, increasing our direct sales channel is expected to result in increased revenue and improved profit margins. We believe sales of our Active Power branded products to government facilities and industrial customers in regions that were not covered by our OEMs will continue to increase over time and will continue to become a larger percentage of our total revenue.

Caterpillar remains our largest OEM partner and largest overall customer and represented 32% of our revenue for the three-month period ended June 30, 2007 compared to 36% of our revenue for the three-month period ended June 30, 2006. We have had recent success with Caterpillar selling our megawatt-class UPS products along with their large engine generators, and expect total revenue from this channel to continue to increase in 2007.

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

Service and spares revenue. Service and spares revenue primarily relates to revenue generated from installation, startup, repairs or reconfigurations of our product or power systems and the sale of spare or replacement parts to our OEM and end-user customers. It also includes revenue associated with the costs of travel of our service personnel. Service and spares revenue increased by 131% for the three-month period ended June 30, 2007 compared to the same prior year period. This increase is primarily due to higher levels of service and contract work from direct product sales that we have made during the last two quarters. For some of these customers we provide a full power solution, including site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user. Our installation revenue continues to increase as we sell more units. We also are more aggressively selling long-term maintenance contracts to customers in addition to providing repair and maintenance services when requested. We anticipate that service and spares revenue will continue to grow with product revenue and as our installed base of product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required. Where we make sales through our OEM channel it is typical for the OEM to provide these type of services to their end-user customers.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total product revenue in the three-month period ended June 30, 2007 decreased by 19% compared to the comparable period in 2006 due to the effect of higher selling prices, improved efficiency in our manufacturing operations and material and overhead costs reductions. In addition to more frequently passing component price increases on to customers, we have instituted programs to reduce product and component costs where feasible, and this has resulted in a decrease in materials costs as a percentage of product revenue. We continue to operate a manufacturing facility that has a capacity level significantly greater than our current product revenue levels. A large portion of the costs involved in operating our manufacturing facility are fixed in nature and we incur approximately $1.2 million to $1.5 million in unabsorbed overhead each quarter. We reduced our manufacturing staff levels in 2006 and have continued to reduce our overhead levels where feasible. During this quarter we were able to sublease a portion of our manufacturing and office space to help further reduce our manufacturing overhead levels and continue to work on other cost reduction activities that we expect to implement in 2007. We also continue to work on reducing our product costs through design enhancements and modifications, and vendor management programs. We have achieved gross-margin break-even in the last four quarters; however, our accomplishment of gross-margin break even is heavily dependent upon our sales channel mix and the effectiveness of our product pricing to our customers. Our ability to maintain positive product gross margin will depend on multiple factors, including our ability to continue to reduce material costs, improve our sales channel mix in favor of direct sales versus OEM, our ability to increase product prices, and to increase our total revenues to a level that will allow us to improve the utilization of our manufacturing operations.

Items that could impact our ability to further improve our gross margin include: sales product volume and mix, pricing discounts and customer incentives, currency fluctuations, and variations in our product cost and productivity.

Cost of service and spares revenue. Cost of service and spares revenue includes the cost of component parts, as well as labor and overhead of our spare parts, direct costs of installation projects, costs associated with travel and labor used in servicing a unit and unabsorbed overhead from the service group. The cost of service and spares revenue decreased to 80% of service and spares revenue in the three-month period ended of June 30, 2007 compared to 90% in the same period of 2006. This decrease reflects better utilization of our service personnel, improved pricing for service, and higher margins on contract work compared to the prior period.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and product development activities, as well as an allocated portion of our occupancy costs. Overall our research and development expenses were $725,000 or 35% lower than the second quarter of 2006, and were $258,000 or 16% lower than the preceding quarter. The major reason for the decrease from 2006 was due to the effect of headcount reductions that the Company made in the third quarter of 2006, and due to lower project related development costs this year. The prior year expenses included higher prototype and development costs for our CoolAir DC product and costs incurred in paralleling our megawatt-class UPS product. We believe research and development expenses in the second quarter will stay at similar levels to those recorded in the second quarter.

Selling and marketing. Selling and marketing expenses primarily comprise compensation, including variable sales compensation, and related costs for sales and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs. Sales and marketing costs were the same as the amounts recorded in the second quarter of 2006, and were approximately the same as the immediately preceding quarter. Although the total amount of expenditure has remained relatively constant, the mix of expenditure has changed as we moved marketing and sales personnel and costs away from supporting our OEM channels and focused on higher marketing expenditures to support our direct sales force, re-branding of the Company’s collateral and other direct sales activities as part of our effort to facilitate more direct sales. As we have added more sales distributors this has increased the amount of sales commissions that we pay, as has the overall increase in revenues. Our total headcount in sales and marketing remains at similar levels to last quarter, although we have changed the composition of our sales team over the last year as we expand our direct sales force. We believe that sales and marketing expenses will increase slightly in the third quarter as we expand into the Asia and central American markets and as our revenue levels increase and our variable compensation increases.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including property and franchise taxes. General and administrative expenses increased by $483,000 or 24% from the levels of the same period in 2006 and decreased by 11% or $295,000 from the immediately preceding quarter. This increase from last year was primarily attributable to $1.2 million of professional fees incurred with a review of the Company’s historical stock option granting procedures that covered the period from 2000 through 2006. This was offset by lower headcount costs compared to 2006 and approximately $300,000 in legal fees recorded in 2006 relating to litigation that was ultimately settled in December 2006. The decrease from the immediately preceding quarter was due to lower professional fees incurred with the review of historical stock option granting procedures which was substantially completed in the second quarter of 2007. We expect general and administrative expenses to decrease from the current level in the next quarter as we believe most of the work associated with the option review has been completed; however, the amount of professional fees relating to the option review remains unknown and will be influenced by the number and extent of regulatory reviews and/or litigation that may occur as a result of this investigation. The Company is currently in the process of negotiating to settle outstanding tax matters emanating from the option review with the Internal Revenue Service, and will record additional expense to cover tax obligations for certain employees who were affected by the option review who were not responsible for the problematic practices uncovered by this review. We will record these expenses at the time we legally finalize those obligations for our employees. Absent the impact of such expenses from the option review, the level of general and administrative expenses should stay at similar levels.

Interest income. Interest income has decreased from $382,000 in 2006 to $159,000 in the three-month periods ended June 30, 2007. This reflects the decrease in our average cash and investments balance compared to the prior year as the Company has used its investments to fund operations. Our average cash and investments balance over the three month period ending June 30, 2007 has decreased by approximately $20.3 million or 58% compared to the average balance over the comparable period ending June 30, 2006.

Other income (expense). Other income in the corresponding quarter of 2006 included cost recoveries from annual audits of our real estate leases.

Liquidity and Capital Resources

Our principal sources of liquidity as of June 30, 2007 consisted of $12.5 million of cash and investments. We have primarily funded our operations through public and private placements of our common stock as well as $10.0 million in development funding received from Caterpillar since 1999, and from our product, service and spares revenue. Although we believe that our cash and investments on hand will be sufficient to fund our operations through at least the middle of 2008, it is likely that the Company will raise additional funds before the end of 2007, either through future equity or debt offerings, in order to continue to fund and grow its business beyond that date and to ensure that we have adequate cash reserves. The Company also entered a letter of intent with its primary banker in July 2007 for the bank to provide a $5 million revolving line of credit facility against eligible receivables and inventory, to help fund our working capital requirements.

The following table summarizes the yearly changes in cash used in operating activities:

($ in thousands)	Six months ended June 30,		Variance 2007 vs. 2006
	2007	2006	$	%
Cash used in operating activities	$(7,664)	$(10,923)	$(3,259)	(30%)

Cash used in operating activities decreased by 30% compared to the same period of 2006. This is primarily attributable to lower operating losses, lower levels of stock-based compensation, a $2 million increase in accrued liabilities relating to professional fees associated with the stock option review and higher deferred revenue from maintenance contracts. These were offset by increases in receivables from our higher sales levels and higher inventories as we manufacture goods for third quarter shipment. We anticipate cash used in operating activities to increase in the third quarter as we discharge the liabilities from the stock option review, reach settlement of the related income tax liabilities, and record an expected increase in receivables due to anticipated higher revenues.

Investing activities primarily consist of sales and purchases of investments and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these funds to finance our ongoing operations. Capital expenditures were $433,000 in the six-month period ending June 30, 2007 compared to $1.4 million in the same period of 2006.

Funds provided by financing activities during the six-months ended June 30, 2006 reflect proceeds from employee share purchases. The significant decrease in funds from financing activities compared to the comparable period of 2006 is due to the fact that during the second quarter of 2006 we had significantly higher levels of stock option exercises because of a much higher stock price for the Company’s common stock.

As noted above, we believe our existing cash and investments balances at June 30, 2007 will be sufficient to meet our cash requirements through at least the next 12 months, although we likely will elect to seek additional funding prior to that time. Beyond the next 12 months, our cash requirements will depend on many factors, including the rate of sales growth, the success of our direct selling strategy, the market acceptance of our products, including the CoolAir DC product family, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the efficiency of our manufacturing processes, and the timing and extent of research and development projects.

Off-Balance Sheet Arrangements

As of June 30, 2007 we have no off-balance sheet arrangements.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by $100,000.

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

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(f) under the Securities Exchange Act of 1934. Based on their evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting. During the three months ended June 30, 2007 there was no change in our internal control over financial reporting that occurred that has materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

Additionally, we believe there is a possibility that the matters relating to the investigation by the Special Committee of our Board of Directors into our stock option granting practices and the restatement of our consolidated financial statements for the years 2001 through September 2006 may result in future litigation or formal regulatory inquiries, although we are not aware of any such pending litigation or formal regulatory inquiries.

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

At our annual meeting of stockholders held on June 28, 2007, our stockholders voted on the following matters:

(1) The election of three Class III directors to serve until our 2010 annual meeting or until their successors have been elected and qualified. The nominees of the board of directors were elected by the following vote:

Class III Director	Shares Voted in Favor	Shares Withheld
Richard E. Anderson	23,138,750	13,439,184
Rodney S. Bond	24,766,967	11,810,967
Benjamin Scott	26,145,630	10,432,304

(2) The approval of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2007. The appointment was approved by the following vote:

Shares Voted in Favor	Shares Voted Opposed	Shares Abstaining
30,811,321	103,112	5,663,500

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following documents are filed as exhibits to this report:

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s IPO Registration Statement on Form S-1 (File No.333-36946))

3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on February 2, 2007)

31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer

31.2	Rule 13a-15(e)/15d-15(e) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

July 27, 2007	/s/ James A. Clishem
(Date)	James A. Clishem
President and Chief Executive Officer
(Principal Executive Officer)

July 27, 2007	/s/ John K. Penver
(Date)	John K. Penver
Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)