Form 10-Q
period 2007-09-30
ACTIVE POWER INC
filed 2007-10-29
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of common stock, par value of $0.001 per share, outstanding at October 29, 2007 was 60,371,311.

ACTIVE POWER, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Active Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$18,380	$7,652
Short-term investments in marketable securities	4,398	13,059
Accounts receivable, net	6,910	7,671
Inventories	10,663	10,279
Prepaid expenses and other	626	492

Total current assets	40,977	39,153
Property and equipment, net	6,291	7,341
Other assets	356	232

Total assets	$47,624	$46,726

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,464	$2,663
Accrued expenses	5,650	4,715
Deferred revenue	1,541	570

Total current liabilities	8,655	7,948
Long term liabilities	25	—
Stockholders’ equity:
Common stock	60	50
Treasury stock	(5)	(5)
Additional paid-in capital	258,120	243,519
Accumulated deficit	(219,347)	(204,765)
Other accumulated comprehensive income (loss)	116	(21)

Total stockholders’ equity	38,944	38,778

Total liabilities and stockholders’ equity	$47,624	$46,726

See accompanying notes.

--1--

Active Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Product Revenue	$7,007	$4,823	$20,003	$14,702
Service and spares revenue	1,227	905	3,386	2,061

Total revenue	8,234	5,728	23,389	16,763

Cost of product revenue	5,675	4,134	17,055	14,296
Cost of service and spares revenue	974	686	2,865	1,829

Total cost of revenue	6,649	4,820	19,920	16,125

Gross profit	1,585	908	3,469	638

Operating expenses:
Research and development	1,412	2,001	4,322	6,290
Selling and marketing	2,654	2,496	7,900	7,802
General and administrative	1,244	1,689	6,451	5,315

Total operating expenses	5,310	6,186	18,673	19,407

Operating loss	(3,725)	(5,278)	(15,204)	(18,769)

Interest income	207	346	567	1,122

Other income (expense)	6	6	55	338

Net loss	$(3,512)	$(4,926)	$(14,582)	$(17,309)

Net loss per share, basic & diluted	$(0.06)	$(0.10)	$(0.28)	$(0.35)
Shares used in computing net loss per share, basic & diluted	55,210	49,795	51,821	49,544

Comprehensive loss:
Net loss	$(3,512)	$(4,926)	$(14,582)	$(17,309)

Translation gain (loss) on subsidiaries in foreign currencies	217	34	111	31
Change in unrealized gain (loss) on investments in marketable securities	9	45	26	67
Comprehensive loss	$(3,286)	$(4,847)	$(14,445)	$(17,211)

See accompanying notes.

--2--

Active Power, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30
	2007	2006
Operating activities
Net loss	$(14,582)	$(17,309)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,499	1,617
Change in allowance for doubtful accounts	(72)	—
Accretion of premium/discount on marketable securities	(17)	(64)
Loss on disposal of fixed assets	317	—
Stock-based compensation	1,565	2,491
Changes in operating assets and liabilities:
Accounts receivable	833	1,964
Inventories	(363)	(6,269)
Prepaid expenses and other assets	(258)	(74)
Accounts payable	(1,199)	311
Accrued expenses	935	584
Deferred revenue	971	327
Long term liabilities	25	—

Net cash used in operating activities	(10,346)	(16,422)

Investing activities
Purchases of marketable securities	(245)	(13,431)
Sales/maturities of marketable securities	8,950	33,372
Proceeds from sales of property and equipment	98	—
Purchases of property and equipment	(885)	(1,806)

Net cash provided by investing activities	7,918	18,135

Financing activities
Net proceeds from issuance of common stock	13,047	2,719

Net cash provided by financing activities	13,047	2,719

Translation loss on subsidiaries in foreign currencies	109	31

Change in cash and cash equivalents	10,728	4,463
Cash and cash equivalents, beginning of period	7,652	7,590

Cash and cash equivalents, end of period	$18,380	$12,053

See accompanying notes.

--3--

Active Power, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

1.	Significant Accounting Policies

Basis of presentation: Active Power, Inc. and its subsidiaries (hereinafter referred to as “we”, “Active Power” or the “Company”) design manufacture and market power quality solutions and Uninterruptible Power Supply (“UPS”) systems to enable business continuity in the event of power disturbances. Our solutions provide ride-through, or temporary, power for the majority of power disturbances such as voltage sags and surges, and bridge the gap between a utility outage and restoration of power, or the time required to switch to generator power. We offer a range of patented flywheel energy storage systems that provide an alternative for lead-acid batteries used in conventional power quality installations. We have recently broadened our product offerings with a battery-free extended runtime technology that utilizes thermal and compressed air storage to provide backup power for minutes to hours depending on the application. We sell our products globally through direct and Original Equipment Manufacturer (OEM) channels. Our current principal markets are North America and Europe, Middle East and Africa (EMEA).

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Recently issued accounting standards: In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company has not adopted SFAS 157 as of the date of this report but is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

In February 2007, FASB issued Statement of Financial Accounting Standards (SFAS) 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not adopted SFAS 159 as of the date of this report but is currently evaluating the effect that the adoption of SFAS 159 will have on its financial position and results of operations.

--4--

2.	Supplemental Balance Sheet Information

Receivables

Accounts receivable consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Trade receivables	$8,194	$9,027
Allowance for doubtful accounts	(1,284)	(1,356)

	$6,910	$7,671

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$6,386	$6,650
Work in process and finished goods	4,595	3,999
Allowances for obsolescence	(318)	(370)

	$10,663	$10,279

Included in inventory at September 30, 2007 is $4.2 million of inventory relating exclusively to our CoolAir family of products. This product was introduced in 2006. If we are unable to sell sufficient quantities of our finished CoolAir products or our sales do not meet our expectations, we may need to record an impairment charge for some or all of this CoolAir inventory.

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Equipment	$9,801	$9,438
Computers and software	2,617	2,534
Demonstration units	1,091	1,081
Furniture and fixtures	331	331
Leasehold improvements	7,157	7,066
Construction in progress	163	261

	21,160	20,711

Accumulated depreciation	(14,869)	(13,370)

	$6,291	$7,341

--5--

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Compensation and benefits	$1,734	$1,418
Warranty liability	672	734
Federal, state, property and sales taxes	817	845
Professional fees	1,577	495
Other	850	1,223

	$5,650	$4,715

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. We accrue the estimated cost of product warranties at the time revenue is recognized and this accrual is contained in accrued expenses on the accompanying balance sheet.

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2006	$734
Warranty expense	164
Warranty charges incurred	(226)

Balance at September 30, 2007	$672

3.	Shareholders’ Capital

On August 14, 2007, we completed the private placement of 10,000,000 shares of our common stock at a price of $1.40 per share, for an aggregate offering price of $14 million before expenses, with certain qualified institutional investors. We paid approximately $840,000 in commissions to our exclusive placement agent, RBC Capital Markets in connection with this transaction. We intend to use the net proceeds from this placement to grow our business in new markets and for working capital purposes.

The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, as a transaction not involving a public offering, and was exempt from the registration requirements of applicable state securities laws pursuant to similar exemptions under such laws.

As part of this transaction, we entered into a Registration Rights Agreement on August 14, 2007 pursuant to which we agreed to register for resale under the Securities Act all of the shares of common stock issued in this placement. We filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) on September 12, 2007. Under the transaction documents we were required to file the Form S-1 on or prior to the 30th calendar day following August 14, 2007, and to use our best efforts to cause the Registration Statement to become effective as soon as possible, but in no event later than (i) the 75th calendar day following August 14, 2007 if the Registration Statement is not reviewed by the SEC or (ii) the 120th calendar day following August 14, 2007, if the Registration Statement is reviewed by the SEC. The SEC has reviewed the Registration Statement and we are in the process of responding to those comments.

--6--

4.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(3,512)	$(4,926)	$(14,582)	$(17,309)

Basic and diluted:
Weighted-average shares of common stock outstanding	55,210	49,795	51,821	49,544

Shares used in computing net loss per share, basic and diluted	55,210	49,795	51,821	49,544

Net loss per share, basic and diluted	$(0.06)	$(0.10)	$(0.28)	$(0.35)

Our calculation of diluted loss per share excludes 5,474,017 and 5,815,440 shares of restricted stock and common stock issuable upon exercise of employee stock options as of September 30, 2007 and 2006, respectively, because their inclusion in the calculation would have an anti-dilutive effect. As of September 30, 2007 and 2006, respectively, there was no common stock subject to repurchase.

5.	Subsequent Events

On October 5, 2007, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a secured revolving line of credit in an amount of up to $5.0 million, subject to a borrowing base formula. The revolving line of credit can be used to borrow revolving loans, issue standby letters of credit, and support certain cash management services. Revolving loans may be borrowed, repaid and re-borrowed until October 4, 2009, at which time all amounts borrowed must be repaid and all outstanding letters of credit must be cash collateralized. Revolving loans will bear interest at a floating per annum rate equal to SVB’s prime rate plus 0.25%. A default interest rate shall apply during an event of default under the Loan Agreement at a rate per annum equal to 5.0% above the otherwise applicable interest rate. We plan to draw upon the line of credit for working capital purposes as required.

The revolving loans under the Loan Agreement are secured by a first priority lien on substantially all of our assets, provided that such security interest is limited to no more than 65% of the outstanding capital stock held by us of each of our subsidiaries. The obligations under the Loan Agreement are further secured by an Intellectual Property Security Agreement, pursuant to which we granted to SVB a security interest in our registered and unregistered intellectual property.

The Loan Agreement requires us to maintain a minimum liquidity ratio of unrestricted cash to the outstanding amounts under the Loan Agreement of at least 1.35 to 1. In addition, the Loan Agreement contains customary affirmative covenants, including covenants that require,

--7--

among other things, the delivery of financial statements, compliance with laws, the maintenance of insurance and the protection and registration of intellectual property rights. Further, the Loan Agreement contains customary negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, change our business, change our CEO or CFO, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, make distributions, repurchase stock, and enter into certain transactions with our affiliates, in each case subject to customary exceptions for a credit facility of this size and type.

The Loan Agreement includes customary events of default that include among other things, non-payment of principal, interest or fees, violation of covenants, the occurrence of a material adverse change, bankruptcy and insolvency events, defaults under material agreements, material judgments against us and inaccuracy of representations and warranties. The occurrence of an event of default could result in the acceleration of any outstanding obligations under the Loan Agreement.

--8--

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation for the year ended December 31, 2006 included in our 2006 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of items that may affect our future results.

Overview

We design, manufacture and market efficient, reliable and green power quality solutions and Uninterruptible Power Supply (UPS) systems to enable business continuity in the event of power disturbances. Our solutions provide ride-through, or temporary, power for the majority of power disturbances such as voltage sags and surges, and bridge the gap between a utility outage and restoration of power, or the time required to switch to generator power. Our products are designed to be environmentally friendly compared to existing solutions without compromising functionality, efficiency or cost. We have shipped over 1,700 flywheels or more than 425 megawatts of our products to businesses in over 40 countries since we were founded in 1992.

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

--9--

To address the requirements of customers without backup generators that require protection from utility disturbances, we have also developed a patented extended runtime product that we call CoolAir® DC. We initially have targeted CoolAir DC at lower power levels than our flywheel products, and it is sold as a minute-for-minute replacement for lead-acid batteries. CoolAir DC can provide backup power for several minutes to hours depending on the customer application. CoolAir DC utilizes mature thermal and compressed air storage (TACAS) technologies combined in a proprietary manner to produce backup power during an electrical disturbance. This product discharges cool air as a by-product of its operation that also can be used by customers during an electrical disturbance as a source of backup cooling. In addition to offering a DC-only solution, when customers desire a complete backup solution with an extended runtime, we have introduced the CoolAir UPS that couples our CoolAir DC product with a third-party double-conversion UPS.

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

Critical Accounting Policies

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

Management believes there have been no significant changes during the quarter ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31 2006.

--10--

Results of Operations

The following tables set forth our condensed consolidated results of operations data, including data as a percentage of total revenue, for the periods indicated:

Three-months ended September 30:

($ in thousands)	Three months ended September 30,				Variance 2007 vs. 2006
	2007	% of total revenue	2006	% of total revenue	$	%
Product revenue	$7,007	85%	$4,823	84%	$2,184	45%
Service and spares revenue	1,227	15%	905	16%	322	36%

Total revenue	8,234	100%	5,728	100%	2,506	44%

Cost of product revenue	5,675	69%	4,134	72%	1,541	37%
Cost of service and spares revenue	974	12%	686	12%	288	42%

Total cost of revenue	6,649	81%	4,820	84%	1,829	38%

Gross profit (loss)	1,585	19%	908	16%	677	75%
Operating expenses:
Research and development	1,412	17%	2,001	35%	(589)	(29)%
Selling and marketing	2,654	32%	2,496	44%	158	6%
General and administrative	1,244	15%	1,689	29%	(445)	(26)%

Total operating expenses	5,310	64%	6,186	108%	(876)	(14)%

Operating loss	(3,725)	(45)%	(5,278)	(92)%	(1,553)	(29)%
Interest income	207	3%	346	6%	(139)	(40)%
Other income (expense)	6	—	6	—	—	—

Net loss	$(3,512)	(43)%	$(4,926)	(86)%	$(1,414)	(29)%

--11--

Nine-months ended September 30:

($ in thousands)	Nine months ended September 30,				Variance 2007 vs. 2006
	2007	% of total revenue	2006	% of total revenue	$	%
Product revenue	$20,003	86%	$14,702	88%	$5,301	36%
Service and spares revenue	3,386	14%	2,061	12%	1,325	64%

Total revenue	23,389	100%	16,763	100%	6,626	40%

Cost of product revenue	17,055	73%	14,296	85%	2,759	19%
Cost of service and spares revenue	2,865	12%	1,829	11%	1,036	57%

Total cost of revenue	19,920	85%	16,125	96%	3,795	24%

Gross profit (loss)	3,469	15%	638	4%	2,831	444%
Operating expenses:
Research and development	4,322	18%	6,290	38%	(1,968)	(31)%
Selling and marketing	7,900	34%	7,802	47%	98	1%
General and administrative	6,451	28%	5,315	32%	1,136	21%

Total operating expenses	18,673	80%	19,407	116%	(734)	(4)%

Operating loss	(15,204)	(65)%	(18,769)	(112)%	(3,565)	(19)%
Interest income	567	2%	1,122	7%	(555)	(49)%
Other income (expense)	55	—	338	2%	(283)	(84)%

Net loss	$(14,582)	(62)%	$(17,309)	(103)%	$(2,727)	(16)%

Product revenue. Product revenue consists of sales of our CleanSource power quality products, comprising both UPS and DC product lines, CoolAir family products, and sales of third-party ancillary equipment, such as engine generators, electrical and switchgear products.

Product revenue for the three-month period ended September 30, 2007 was $7.0 million, compared to $4.8 million in the corresponding period of 2006, an increase of 45%. For the nine-month period ended September 30, 2007, product revenue was $20 million, compared to $14.7 million in the corresponding period of 2006, an increase of 36%. This increase in both our quarterly and year to date product revenues was due to higher sales of our 300 kVA series and megawatt-class UPS product lines, as well as increased sales of ancillary equipment that we sold along with our major product lines. Strong sales of our 250-900 kVA UPS product family represented 50% of our total revenue during our three-month period ended September 30, 2007 and 40% of our total revenue for the nine-month period ended September 30, 2007. Our effort to develop direct sales in new markets has led to continued growth from our direct sales channel. When we sell product directly, as compared to through our OEM channels, we typically generate higher prices and better contribution margins as we do not have to offer channel discounts. The average selling price during the third quarter of 2007 was $83,000 per quarter-megawatt flywheel, compared to $75,000 over the corresponding period in 2006. This increase is due to the increased emphasis on our direct sales, the effect of price increases made late in 2006 and a discontinuance of some of our low kVA machines which sold for lower prices. This is also reflected in our average selling price for the nine-months ended September 30, 2007, which was $77,000 per quarter-megawatt flywheel, compared to $65,000 in the corresponding period of 2006, an increase of 18%. During the quarter ended September 30, 2007 we sold 73 flywheel units compared to 64 in the corresponding period of 2006. For the nine-month period ended September 30, 2007, we have sold 202 flywheels, compared to 212 in the corresponding period of 2006.

--12--

The frequency and timing of our larger system sales, including megawatt class UPS products, is more volatile and can result in material changes in period-to-period revenue. Such revenues also can occur in periods other than when originally anticipated, which can add to the potential volatility and affect our ability to meet forecasted targets. Larger system sales may also involve higher amounts of ancillary products upon which we typically generate lower profits when compared to sale of our UPS products. Therefore a significant increase in product revenues that was caused by higher sales of ancillary products may not result in a commensurate increase in our gross or operating profit levels.

North American sales were 44% of our total revenue for the three-month period ended September 30, 2007 compared to 50% for the corresponding period of 2006, and 66% for the second quarter of 2007. For the nine-month period ended September 30, 2007 North American sales were 57% of total revenues, compared to 59% for the corresponding period of 2006.

Since 2005 we have been increasing the size of our direct sales organization in an effort to expand the territories in which we sell our Active Power branded products. Most of this effort initially was focused in the EMEA market where we now have multiple sales offices. During the first quarter of 2007 we opened our first office in the Asia Pacific region, located in Tokyo. Sales of Active Power branded products through our direct and manufacturer’s representative channels were 73% of our total revenues for the three-month period ended September 30, 2007 compared to 67% for the corresponding period of 2006. For the nine months ended September 30, 2007, sales of Active Power branded products were 71% of total revenues compared to 55% for the corresponding period of 2006, reflecting in part the impact of this direct sales strategy. Direct sales typically have higher profit margins than sales through our OEM channels. Therefore, increasing our direct sales channel is expected to result in increased revenue and improved profit margins. We believe sales of our Active Power branded products to government facilities and industrial customers in regions that were not covered by our OEMs will continue to increase over time and will continue to become a larger percentage of our total revenue.

Caterpillar remains our largest OEM partner and largest overall customer and represented 27% of our revenue for the three-month period ended September 30, 2007, compared to 31% of our revenue for the three-month period ended September 30, 2006. For the nine-month period ended September 30, 2007, Caterpillar has represented 27% of our revenues compared to 36% in the corresponding period of 2006. We have had recent success with Caterpillar selling our megawatt-class UPS products along with their large engine generators, and expect total revenue from this channel to continue to increase in absolute terms, even though it may decline as a percentage of our total revenue.

Our products perform well in harsh environments where power quality is particularly poor, which makes them a good fit for industrial countries with a poor power infrastructure and therefore we have traditionally focused our direct sales efforts to these customers. Due to the large size of some of our customer orders relative to our current total revenue levels, our quarterly total revenue trend and the proportion of sales made directly by us can be expected to fluctuate quarterly from the amounts recorded so far in 2007. We have also seen and anticipate a further increase in capital spending in data centers where there is a requirement for higher-density power solutions such as flywheels, and believe that focusing sales at this market segment along with our expanding direct sales strategy will result in higher product revenue levels for us during the remaining three months of 2007 and in 2008.

Service and spares revenue. Service and spares revenue primarily relates to revenue generated from installation, startup, repairs or reconfigurations of our product or power systems and the sale of spare or replacement parts to our OEM and end-user customers. It also includes revenue associated with

--13--

the costs of travel of our service personnel. Service and spares revenue was $1.2 million for the three-month period ended September 30, 2007, compared to $0.9 million in the corresponding period in 2006, an increase of 36%. For the nine-month period ended September 30, 2007, service and spares revenue was $3.4 million compared to $2.1 million in the corresponding period in 2006, an increase of 64%. This increase in service and spares revenue is primarily due to higher levels of service and contract work from a higher level of direct product sales. Typically service revenue is generated within two quarters from product shipment. For some of our customers we provide a full power solution, including site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user. Our installation revenue continues to increase as we sell more full service power solutions as opposed to simply selling products. We also are more aggressively selling long-term maintenance contracts to customers in addition to providing repair and maintenance services when requested. We anticipate that service and spares revenue will continue to grow with product revenue and as our installed base of product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required. Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers. Therefore, an increase in sales through our OEM channel could adversely impact our levels of service and spares revenue.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue was $5.7 million for the three-month period ended September 30, 2007, compared to $4.1 million for the corresponding period of 2006. The cost of product revenue as a percentage of total product revenue in the three-month period ended September 30, 2007 decreased by 5% compared to the corresponding period in 2006 due to the effect of higher average selling prices, improved efficiency in our manufacturing operations and material and overhead cost reductions. In addition to more frequently passing component price increases on to customers, we have instituted programs to reduce product and component costs where feasible, and this has resulted in a decrease in materials costs as a percentage of product revenue. Some of these benefits have been offset by commodity price increases particularly in copper and steel during 2007. For the nine-month period ended September 30, 2007, the cost of product revenue was $17.1 million, compared to $14.3 million for the corresponding period of 2006, an increase of 19%. This 19% increase compares to the 36% increase in product revenues in this same period, and reflects the benefits of higher average selling prices, overhead and product cost reductions, and better utilization of our manufacturing facilities. We continue to operate a manufacturing facility that has a capacity level significantly greater than our current production levels. In addition, a large portion of the costs involved in operating our manufacturing facility are fixed in nature and we incur approximately $1.0 million to $1.2 million in unabsorbed overhead each quarter, although this amount is decreasing as our production levels rise and as we continue to reduce manufacturing costs. We reduced our manufacturing staff levels in 2006 and have continued to reduce our overhead levels where feasible. During the past two quarters we have been able to sublease portions of our manufacturing and office space to help further reduce our manufacturing overhead levels, and we continue to work on other cost reduction activities that we expect to implement in future periods. We also continue to work on reducing our product costs through design enhancements and modifications, and vendor management programs. We have achieved positive and improving gross-margin levels in the last four quarters; however, our ability to maintain and improve our gross-margin levels is heavily dependent upon our sales channel mix and the effectiveness of our product pricing to our customers. Our ability to maintain positive product gross margin will depend on multiple factors, including our ability to continue to reduce material costs, improve our sales channel mix in favor of direct sales versus OEM, our ability to increase product prices, and to increase our total revenues to a level that will allow us to improve the utilization of our manufacturing operations.

--14--

Items that could impact our ability to further improve our gross margin include sales product volume and mix, pricing discounts and customer incentives, currency fluctuations, and variations in our product cost and productivity.

Cost of service and spares revenue. Cost of service and spares revenue includes the cost of component spare parts, as well as labor and overhead of our spare parts, direct costs of installation projects, costs associated with travel and labor used in servicing a unit and unabsorbed overhead from the service group. The cost of service and spares revenue was $1.0 million for the three-month period ended September 30, 2007, compared to $0.7 million for the corresponding period in 2006. The cost of service and spares revenue increased to 79% of service and spares revenue in the three-month period ended September 30, 2007 compared to 76% in the corresponding period of 2006. This increase reflects a higher level of project costs in the EMEA market which were proportionately more expensive than our prior installation and project work. For the nine-month period ended September 30, 2007, our cost of service and spares revenue was $2.9 million, compared to $1.8 million in the corresponding period of 2006, an increase of 57%. This is comparable to the 64% increase in service and spares revenue in the same period.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and product development activities, as well as an allocated portion of our occupancy costs. Overall our research and development expenses were $1.4 million for the three-month period ended September 30, 2007, compared to $2.0 million for the corresponding period of 2006, a decrease of 29%. However research and development expenses increased by 6% as compared to the second quarter of 2007. The decrease from the third quarter in 2006 was primarily due to the effect of headcount reductions that the Company made in the third quarter of 2006. The increase from the second quarter in 2007 was primarily attributable to higher prototype and personnel expenses on new flywheel configurations under development. The prior year expenses included higher prototype and development costs for our CoolAir DC product and costs incurred in paralleling our megawatt-class UPS product. Our research and development expenses for the nine-month period ended September 30, 2007 were $4.3 million compared to $6.3 million in the corresponding period of 2006, a decrease of 31%. The primary reason for this year over year decrease was the headcount reduction made in the third quarter of 2006. We believe research and development expenses in the fourth quarter of 2007 will stay at similar levels to those recorded in the third quarter of this year.

Selling and marketing. Selling and marketing expenses primarily comprise compensation, including variable sales compensation, and related costs for sales and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs. Sales and marketing costs were $2.7 million for the three-month period ended September 30, 2007, compared to $2.5 million for the corresponding period in 2006, an increase of 6%. Selling and marketing expenses were approximately the same for the three-month period ended September 30, 2007 as compared to the second quarter of 2007. Although the total amount of quarterly expenditure has remained relatively constant over the last year, the mix of expenditure has changed as we have moved marketing and sales personnel and costs away from supporting our OEM channels and focused on higher marketing expenditures to support our direct sales force and develop the Active Power brand, re-branding of our collateral and other direct sales activities as part of our effort to facilitate more direct sales. Our addition of sales distributors has increased the amount of sales commissions that we pay, as has the overall increase in revenues. Sales and marketing expenses for the nine-month period ended September 30, 2007 were $7.9 million, compared to $7.8 million in the corresponding period of 2006, an increase of 1%. This increase is disproportionate to the overall 40% increase in our total revenues in this same period. Our total headcount in sales and marketing remains at similar levels to last quarter and to last year, although we have changed the composition of our sales team over the last year as we expand our direct sales force

--15--

while reducing the resources devoted to supporting our OEM partners. We believe that sales and marketing expenses will increase slightly in the fourth quarter as we continue to expand into the Asia market and as our variable compensation increases with higher revenue levels.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including property and franchise taxes. General and administrative expenses were $1.2 million for the three-month period ended September 30, 2007, compared to $1.7 million for the corresponding period in 2006, a decrease of 26%. For the nine-month period ended September 30, 2007, general and administrative expenses were $6.5 million compared to $5.3 million in the corresponding period of 2006, an increase of 21%. General and administrative expenses for the three-month period ended September 30, 2007 also decreased by 49% as compared to the second quarter of 2007. The decrease from the second quarter of 2007 was primarily due to the absence of professional fees of $1.2 million that we recorded in the second quarter in connection with a review of our historical stock option granting procedures which was substantially completed in the second quarter of 2007. The decrease compared to 2006 was primarily due to lower headcount costs compared to 2006 and approximately $300,000 in legal fees recorded in 2006 relating to insurance litigation that was ultimately settled in December 2006. The increase in year-to-date expense compared to 2006 is due to $2.9 million of costs associated with the stock option review that we incurred in 2007. Absent these expenses, our general and administrative expenses would have decreased by 33% from 2006 levels, primarily due to the absence of litigation expenses that we were incurring in 2006. We expect general and administrative expenses to stay at similar levels in the next quarter; however, the amount of professional fees relating to the option review remains unknown and will be influenced by the number and extent of regulatory reviews and/or litigation that may still occur as a result of this investigation. We are currently in the process of negotiating to settle outstanding tax matters emanating from the option review with the Internal Revenue Service, and will record additional expense to cover tax obligations for innocent employees who were affected by the option review. We will record these expenses at the time we legally finalizes those obligations for our employees, and we currently estimate that such expenses will be approximately $200,000. Absent the impact of such expenses from the option review, we anticipate that the level of general and administrative expenses should stay at similar levels.

Interest income. Interest income was $196,000 in the three-month period ended September 30, 2007, compared to $346,000 in the corresponding period of 2006, a decrease of 43%. For the nine-month period ended September 30, 2007, our interest income was $567,000 compared to $1,122,000 in the corresponding period of 2006, a decrease of 49%. This decrease in interest income in both of these periods reflects the decrease in our average cash and investments balance compared to the corresponding period in 2006, as the Company has been using its investments to fund operations. Our average cash and investments balance over the three month period ending September 30, 2007 has decreased by approximately $12.2 million or 41% compared to the average balance over the corresponding period ending September 30, 2006.

Other income (expense). Other income was approximately $17,000 for the three-month period ended September 30, 2007, compared to approximately $6,000 for the corresponding period in 2006. For the nine-month period ended September 30, 2007, other income was $55,000 compared to $338,000 in the corresponding period of 2006, a decrease of 84%. Other income in 2006 included cost recoveries from annual audits of our real estate leases and recoveries of state franchise taxes.

Liquidity and Capital Resources

Our cash and investments at September 30, 2007 totalled $22.8 million. We have primarily funded our operations through public and private placements of our common stock as well as $10.0

--16--

million in development funding received from Caterpillar since 1999, and from our product, service and spares revenue. We believe that our cash and investments on hand will be sufficient to fund our operations through at least the middle of 2009.

During the third quarter of 2007 we completed a private placement of our common stock that resulted in net proceeds to us of $13.1 million.

Further, during the third quarter of 2007, we entered into a secured revolving line of credit facility of up to $5 million, subject to a borrowing base formula, with Silicon Valley Bank (SVB), to help fund our working capital requirements and to provide additional liquidity. There were no amounts outstanding under this facility at September 30, 2007.

Revolving loans may be borrowed, repaid and re-borrowed until October 4, 2009, at which time all amounts borrowed must be repaid and all outstanding letters of credit must be cash collateralized. Revolving loans bear interest at a floating per annum rate equal to SVB’s prime rate plus 0.25%. A default interest rate shall apply during an event of default at a rate per annum equal to 5.0% above the otherwise applicable interest rate. The revolving loans are secured by a first priority lien on substantially all of our assets, provided that such security interest is limited to no more than 65% of the outstanding capital stock held by us of each of our subsidiaries.

The Loan and Security Agreement with SVB requires us to maintain a minimum liquidity ratio of unrestricted cash to the outstanding amounts under the Loan Agreement of at least 1.35 to 1. In addition, the Loan Agreement contains customary affirmative covenants, including covenants that require, among other things, the delivery of financial statements, compliance with laws, the maintenance of insurance and the protection and registration of intellectual property rights. Further, the Loan Agreement contains customary negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, change our business, change our CEO or CFO, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, make distributions, repurchase stock, and enter into certain transactions with our affiliates, in each case subject to customary exceptions for a credit facility of this size and type.

The Loan Agreement includes customary events of default that include, among other things:

•	non-payment of principal, interest or fees;

•	violation of covenants;

•	the occurrence of a material adverse change;

•	bankruptcy and insolvency events;

•	defaults under material agreements;

•	material judgments against us; and

•	inaccuracy of representations and warranties.

The occurrence of an event of default could result in the acceleration of any outstanding obligations under the Loan Agreement.

--17--

The following table summarizes the yearly changes in cash used in operating activities:

($ in thousands)	Nine months ended September 30,		Variance 2007 vs. 2006
	2007	2006	$	%
Cash used in operating activities	$(10,346)	$(16,422)	$(6,076)	(37)%

Cash used in operating activities for the nine-month period ended September 30, 2007 decreased by 37% compared to the corresponding period of 2006. This is primarily attributable to lower operating losses, lower levels of stock-based compensation, significantly lower levels of inventory purchases compared to the third quarter of 2006 and higher deferred revenue from maintenance contracts and customer deposits. These were partially offset by decreases in accounts payable as we paid for the expenses of our historical stock option review. We anticipate cash used in operating activities for the fourth quarter of 2007 to generally maintain similar levels to the third quarter of 2007 as we continue to discharge the liabilities from the stock option review, reach settlement of the related income tax liabilities, and record an expected increase in receivables due to anticipated higher revenues.

Investing activities primarily consist of sales and purchases of investments and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these funds to finance our ongoing operations. Capital expenditures were $885,000 in the nine-month period ended September 30, 2007, compared to $1.8 million in the corresponding period of 2006. This decrease was primarily due to lower investments in 2007 in opening foreign sales offices and demonstration centers.

Funds provided by financing activities during the nine-month period ended September 30, 2007 were $13 million compared to $2.7 million for the corresponding period in 2006. The significant increase in funds from financing activities compared to the comparable period of 2006 is due to the $13 million proceeds from the private placement that we completed during the third quarter, offset by lower proceeds from option exercises in 2007 due to a lower stock price for the Company’s common stock.

As noted above, we believe our existing cash and investments balances at September 30, 2007 will be sufficient to meet our cash requirements through at least the next 18 months. Beyond the next 18 months, our cash requirements will depend on many factors, including the rate of sales growth, the success of our direct selling strategy, the market acceptance of our products, including the CoolAir DC product family, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the efficiency of our manufacturing processes, and the timing and extent of research and development projects. Should additional funding be required, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. If we raise additional funds through the issuance of debt or equity securities, the percentage ownership of our stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

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

--18--

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

In February 2007, FASB issued Statement of Financial Accounting Standards (SFAS) 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not adopted SFAS 159 as of the date of this report but is currently evaluating the effect that the adoption of SFAS 159 will have on its financial position and results of operations.

--19--

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by $178,000.

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

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, our management, including our CEO and CFO, concluded that, effective as of September 30, 2007 (the end of the period covered by this report), our disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended September 30, 2007 that has materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

--20--

ACTIVE POWER, INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We voluntarily contacted the United States Securities and Exchange Commission (SEC) regarding the investigation by a special committee of our Board of Directors (the “Special Committee”) into our stock option granting practices and have agreed to share the results of the Special Committee ‘s investigation with the SEC. We have received requests for voluntary production of documents from the SEC and we are fully cooperating with the SEC.

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

Additionally, we believe there is a possibility that the matters relating to the investigation by the Special Committee into our stock option granting practices and the restatement of our consolidated financial statements for the years 2001 through September 2006 may result in future litigation or formal regulatory inquiries.

--21--

Item 1A.	Risk Factors

You should carefully consider the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 before making a decision to invest in our common stock or in evaluating Active Power and our business. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2006 are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except as set forth below:

Sales of Our Shares by Certain Stockholders Could Have a Material Effect on Our Stock Price.

If a significant portion of shares eligible for sale or resale by our stockholders were sold by the selling shareholders in the public marketplace, such sales could exceed any demand for our shares and have a severe and adverse material affect on the trading price of our common stock. As of August 31, 2007, we had (i) 60,121,311 shares of common stock outstanding, and (ii) approximately 5,596,956 million shares of common stock issuable upon exercise of outstanding options or subject to unvested restricted stock. In addition to shares held by certain of our affiliates and other large holders, we are registering 10,000,000 shares of common stock for resale by the selling shareholders pursuant to a Registration Statement on Form S-1, which represents approximately an additional 16.6% of our currently outstanding shares, all of which will be eligible for resale from time to time at the discretion of the selling stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

--22--

Item 6.	Exhibits.

The following documents are filed as exhibits to this report:

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s IPO Registration Statement on Form S-1 (File No.333-36946))

3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on February 2, 2007)

10.1 (1)	Securities Purchase Agreement dated August 13, 2007 by and among Active Power, Inc. and the Purchasers named therein.

10.2 (1)	Registration Rights Agreement dated August 14, 2007 by and among Active Power, Inc. and the Shareholders named therein.

10.3 (2)	Loan and Security Agreement between Active Power, Inc. and Silicon Valley Bank dated October 5, 2007

31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer

31.2	Rule 13a-15(e)/15d-15(e) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Incorporated by reference to the Current Report on Form 8-K filed by Active Power, Inc. on August 14, 2007.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by Active Power, Inc. on October 10, 2007.

--23--

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

October 29, 2007	/s/ James A. Clishem
(Date)	James A. Clishem President and Chief Executive Officer (Principal Executive Officer)

October 29, 2007	/s/ John K. Penver
(Date)	John K. Penver Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

--24--