Form 10-K
period 2007-12-31
ACTIVE POWER INC
filed 2008-02-29
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-30939

ACTIVE POWER, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2961657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2128 W. Braker Lane, BK 12, Austin, Texas	78758
(Address of principal executive offices)	(Zip Code)

(512) 836-6464

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.001 per share	The Nasdaq Stock Market LLC
(Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act:

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

                                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on the last day of registrant’s most recently completed second fiscal quarter, June 30, 2007, as reported on The Nasdaq Stock Market, was approximately $88 million (affiliates being, for these purposes only, directors and executive officers).

As of February 26, 2008, the Registrant had 60,386,311 shares of Common Stock outstanding.

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

You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the section captioned “Risk Factors” in Item 1A of this report, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements.

ii

PART I.

ITEM 1.	Business.

Overview

Active Power is a leading designer, manufacturer and distributor of efficient, reliable and green critical power solutions that provide business continuity and protect customers in the event of an electrical power disturbance. Our products are designed to provide power quality to protect customers from voltage fluctuations such as surges and sags, frequency fluctuations, and to also provide ride-through, or temporary power to bridge the gap between a power outage and the restoration of utility power, or the time required to switch to electrical generator power. Our target customers are those global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The uninterruptible power systems, or UPS, we manufacture utilize green technology to create a renewable energy source. As of December 31, 2007, we have shipped more than 1,750 flywheels in UPS system installations, delivering more than 430 megawatts (MW) of power to customers in over 40 countries around the world. We are headquartered in Austin, Texas with international offices in the U.K., Germany, Northern Africa and Japan.

Our patented flywheel-based UPS systems store kinetic energy by constantly spinning a compact steel wheel (“flywheel”) driven from utility power in a low friction environment. When the utility power used to spin the flywheel fluctuates or is interrupted, the flywheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity known as “bridging power” for short periods until utility power is restored or a backup electric generator starts and takes over generating longer-term power in the case of an extended electrical outage. We believe that our flywheel products provide many competitive advantages over traditional battery-based UPS systems, including substantial space savings, higher power densities, “green” energy storage and higher power efficiencies up to 98% that reduce operating costs and provide customers a lower total cost of ownership. We offer our flywheel products with load capabilities from 130 kVA to 3600 kVA, while typically targeting higher power density applications above 200 kVA since the majority of these customers already have backup generators. Our flywheel products are marketed under the brand name CleanSource®. Combining our UPS system and a generator provides customers with complete short- and long-term protection in the event of a power disturbance.

To address the needs of those customers who do not have backup generators but still require protection from utility disturbances, we have also developed an extended runtime UPS product that we sell under the brand name CoolAir®. CoolAir is sold as a replacement for lead-acid batteries and can provide backup power for several minutes to hours, depending upon the application. CoolAir utilizes mature thermal and compressed air storage (TACAS) technologies combined in a proprietary manner to produce backup power during an electrical disturbance. The unique feature of CoolAir is that this product discharges cool air as a by-product of its operation that can then be used by customers as a source of temporary cooling during a utility disturbance. Thus CoolAir can help customers prevent thermal overload in data center applications.

We believe that a number of underlying macroeconomic trends, including the ever increasing demand on the public utility infrastructure, a lack of investment in global utility infrastructure, rising costs of energy world wide, a rapidly expanding need for data centers that require reliable and efficient power and a desire to implement economically green solutions all make Active Power well positioned to be the provider of choice for critical power protection.

We have evolved significantly since our founding in 1992 as an engineering business focused on research, development and invention. The technological foundation built during this time yielded more than 150 patents and two highly differentiated product platforms. Since 2005 we have changed our business focus so that we can successfully commercialize our technologies by focusing on building brand, market positioning, distribution channels, native geographic expansion, and operating income.

We sell our products to commercial and industrial customers across a variety of vertical markets including manufacturing, technology, communications, utilities, healthcare, banking and military. We have expanded our global sales channels and expanded our direct sales force and now sell in all major geographic regions of the world, but particularly in North America, Western Europe and Asia. Our revenue derived from customers located outside of the United States was $15.2 million in 2007, representing 45% of our total revenues.

Industry

According to a 2007 report by IMS Research, the global UPS market was estimated to be almost $7 billion in 2007. With a projected annual growth rate of 15.8%, IMS Research projects that the market is expected to increase to almost $8 billion in 2008. It is expected to grow to more than $10 billion in 2010 with a compound annual growth rate (CAGR) of 10.14% according to this report.

UPS products can be classified into single phase or three phase systems. Single phase applications are typically for homes or very small businesses. Active Power participates in the three phase market and does not offer systems in single phase range. The market for three phase systems is typically stratified by kVA (or power level) and by geography. Active Power has refined its focus to customers in the 100kVA and higher category. In 2007, this category was estimated to be $1.7 billion of the global market, and is forecasted to be $2.6 billion of the total market opportunity in 2010.

There are many market dynamics fueling growth of the global UPS market. These include:

•	An increasingly “power hungry” global market

•	High density computing applications continue to grow where people are requiring more computing power in the same or less physical space

•	Rapid industrialization of highly populated world regions is increasing global energy demand

•	Vertical market growth

•	Continued recovery of the Information Technology industry

•	Growth in the data center market including new and refurbishment of data center facilities

•	Increasing cost to produce and consume electricity

•	Instability in oil-producing regions of the world

•	Rapid depletion of finite fossil fuel sources

•	Increasing unreliability of utility infrastructure

•	Lack of investment in grid infrastructure to cope with rising electricity demand

•	More frequent power outages and disturbances

•	Economic development overseas

•	Rapid infrastructure growth and economic expansion in fast growing economies such as China, India, Brazil and Russia

•	Increasing concern over environmental impacts

•	Global warming

•	Carbon footprint of businesses and individuals

Our Solution

We believe that our key areas of product differentiation and our market focus align very well with these market drivers. Our key product differentiation lies in three specific areas:

•	Intelligently Efficient;

•	Inherently Reliable; and

•	Economically Green

Intelligently Efficient: Our UPS systems are up to 98 percent energy efficient as compared to 88 percent efficient legacy battery-based UPS systems. Our flywheel-based system loses only 2% of the incoming power, compared with as much as 12% power loss for competitive battery-based double conversion UPS systems to protect the same mission critical load. This results in an average utility savings for our customers of approximately 83%, compared to competitive battery-based UPS systems. Greater efficiency reduces a customer’s energy consumption when operating the UPS system, resulting in a decrease in energy expenses for our customer. Our UPS systems are also extremely power-dense, meaning we can provide more backup power in the same physical space as compared to a battery-based UPS system. Our UPS systems consume one-half to one-quarter of the space of a comparable conventional battery-based UPS system. This space efficiency allows customers to dedicate space to revenue generating operations and/or equipment, to use less space for their UPS needs, or increase the amount of backup power that they can fit into their existing facility, allowing them to take advantage of higher-power computing applications. Our systems can also operate in temperatures of up to 40 degrees Centigrade (104 degrees Fahrenheit), compared to 16 degrees Centigrade (60 degrees Fahrenheit) for typical battery-based UPS systems, resulting in a solution that consumes less than half the space required by other UPS systems and can be deployed virtually anywhere due to the minimal requirements the system has in terms of heating or cooling. All of this adds up to a solution delivered with a much lower total cost of ownership for our customers that can yield up to 60 percent cost savings over a system’s life.

Inherently Reliable: We believe that the Active Power system is more reliable than conventional or chemical based solutions available in the market today. We can measure the reliability of our UPS products including the short-term energy storage devices, providing our customers a much better indicator of our product and system reliability compared to our competitors. Our competitors quote product reliability measures that exclude the failure rate of their short-term energy storage devices due to the inherent limitations of lead-acid based batteries. We patented our unique flywheel technology in 1996 and subsequently brought it to market as a revolutionary flywheel-based critical power product. In comparison to conventional UPS systems that use a chemical energy storage technology, the Active Power solution is a precision-engineered mechanical system that delivers predictable, consistent backup power performance. Using aircraft quality steel to harness kinetic energy, our systems deliver peace of mind throughout the course of the product’s 20-year plus useful life. By year end 2007, we had shipped more than 1,750 flywheels in UPS installations around the world with more than 40 million hours of reliable run time.

Economically Green: We offer a unique distinction among UPS providers. When a customer selects an Active Power solution, they become part of the growing global movement to reduce industrial impact on the environment. At the same time, the end user saves on energy consumption, resulting in savings on operational expenses. We call it economically green, because unlike many other products that are considered “green,” our solution will improve a customer’s bottom line with reduced energy expenses and a lower total cost of ownership. Active Power’s flywheel-based UPS systems are also more energy efficient, meaning the end user draws less power from the utility and potentially less hydrocarbon based utility power, reducing overall CO2 emissions. Also with the Active Power solution, there are no environmentally hazardous disposal concerns as compared with battery-based lead and acid materials used in competitive technologies. A green choice delivered at an overall economic advantage to the end user makes for a very compelling offering in today’s marketplace.

Strategy

The current company plan is supported by four main business strategies:

•	Geographic Expansion

•	Diversify Sales Channels

•	Deliver Differentiated Solutions

•	Build Service Network

Geographic Expansion. Traditionally our sales focus was directed nearly exclusively at the North American market. As recently as 2002, we generated over 81% of our revenue from North America. However, according to IMS Research data in 2007, North America only represents approximately one-third of the global UPS market, which meant that we were not addressing the majority of the available market. Since 2005 we have expanded our Active Power branded business by expanding into new and strategically important markets. We now have Active Power branded sales and service offices in the United States, United Kingdom, Japan, Italy, Germany, Mexico and Algeria. We have taken deliberate and methodical action to expand our local sales and service teams into the markets we have designated as the highest potential growth opportunities for Active Power. We believe that our commitment to geographic expansion ensures that we leverage the right products and services for customer applications around the world.

Diversify Sales Channels. We now bring products to market through a diversified set of sales channels including direct sales, manufacturer’s representatives, international distributors and original equipment manufacturer (OEM) partners. Traditionally most of our revenues were generated through our OEM channel, and as recently as 2005 OEM sales were the majority of our revenues. In 2002, 93% of our business was non-Active Power branded sales. Today, sales of Active Power branded products now represent 68% of our total sales. We believe that the diversification of our sales channels provides us greater market penetration opportunities than we could accomplish alone, while minimizing the adverse impact that any one channel or partner may have on the overall business. Our OEM channel produces lower margin sales for us than sales we can make directly and, more dramatically, it provides decreased opportunities for us to up sell additional products and services. Our OEM partners historically were able to leverage their own brand equity and client relationships to help accelerate the adoption of our products. While still extremely important to our business, use of other sales channels has helped us build the Active Power brand and increased our opportunity to interact directly with clients in a consultative selling environment, which yields better profitability, longer-term sales opportunities and enhanced relationships with our customers.

Deliver Differentiated Solutions. The global UPS market has been dominated by a handful of providers delivering essentially the same product platform for over a decade – a static UPS with batteries for short-term energy storage. Today, Active Power brings a highly differentiated solution that provides clients with a cost effective alternative to conventional solutions. Our flywheel-based UPS systems offer significant and measurable advantages in terms of energy efficiency, space efficiency, 20-year plus product life, and improved system reliability compared to battery-based systems. This improved performance at a lower cost coupled with the fact our products are economically green deliver distinct rewards to the end user and to the environment as well.

Build Service Network. We have focused on building our local service capabilities to provide assessment, implementation and life cycle support services to customers buying our UPS systems. As a result of this focus, our service revenue more than doubled in 2006 over our revenue in 2005 and grew by 80 percent in 2007 over our revenue in 2006. Providing clients with consultative and long term services is also integral to our strategy to selling directly and delivering overall solutions while building long term customer relationships. Broadening our product portfolio to offer new and value added services also affords us the opportunity to sell more products to individual clients and grow both revenue and contribution margin.

Competition

The company competes in three main product areas: UPS systems; DC power systems; and turnkey backup power systems.

CleanSource UPS competes primarily with conventional battery-based UPS manufacturers such as Emerson/Liebert, Eaton/Powerware and APC/MGE on a global basis. In addition, we also compete with rotary UPS providers such as Piller, Eurodiesel, and Hitec, particularly in Europe. Above one-megawatt applications we are largely competing against these same competitors, however in this power range there is greater market acceptance of battery-free solutions, making this an ideal segment for our CleanSource UPS products.

Active Power brings two products to the DC Power market – CleanSource® DC and CoolAir® DC. CleanSource DC is a battery replacement option for companies with existing UPS and batteries who desire to upgrade to a battery free technology. Pentadyne and Vycon are two of our U.S.-based competitors in this market. Active Power’s CoolAir DC product delivers something truly unique: simultaneous backup power and backup cooling in one device. To our knowledge, no other competitor in the marketplace offers anything similar. As data centers and other mission critical facilities continue to deploy highly dense and mission critical computer equipment which generates more and more heat, we believe that CoolAir® DC is uniquely positioned to provide not only critical bridging backup power, but also cooling to protect these valuable client resources.

Turnkey power systems are a relatively new product area for the company, providing the capability of delivering a full power system in a 20-, 30- or 40-foot ISO quality container for fast deployment opportunities or for space constrained operations. There are a variety of competitors with similar capabilities including system integrators and value added service providers who may procure required system components and assemble a packaged solution. To our knowledge, Active Power is one of only a few UPS manufacturers in the world also offering full turnkey solutions. The power density advantages we enjoy with our UPS products allow us to offer higher backup power levels within the physical constraints of the containerized space compared to our competitors, which we believe will lead to higher revenues from turnkey systems in the future. Also, our ability to operate in temperatures of up to 40 degrees Centigrade in non-air conditioned environments (such as a modular container) acts as a competitive barrier to entry to battery-based UPS systems which must have sufficient air conditioning to operate properly.

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

Products and Services

CleanSource Products:

Our patented flywheel energy storage system stores kinetic energy by constantly spinning a compact steel wheel (“flywheel”) driven from utility power in a low-friction environment. When the utility power used to spin the flywheel fluctuates or is interrupted, the flywheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity known as “bridging power” for short periods until utility power is fully restored or a backup electric generator starts and takes over generating longer-term backup power in the case of an extended electrical outage.

We believe our flywheel products provide many competitive advantages over traditional battery-based systems, including substantial space savings, high power densities, “green” energy storage and power efficiencies as high as 98 percent that reduce total operational energy costs. We offer our flywheel products with load capabilities from 130 kVA to 3,600 kVA, we typically target higher power density applications above 200 kVA since the majority of these customers already have backup generators in place.

We market our flywheel products under the brand name CleanSource. CleanSource DC is a battery free replacement for lead-acid batteries used for bridging power. Using our flywheel energy storage technology, CleanSource DC is a stand-alone direct current (DC) product compatible with all major brands of UPS systems. We leveraged the technical success of CleanSource DC by creating CleanSource UPS, a battery free UPS system that integrates UPS electronics and our flywheel energy storage system into one compact cabinet. CleanSource UPS represents the majority of our current revenues and represented 69%, 75% and 63% of our total revenues for the years ended December 31, 2005, 2006 and 2007, respectively. Combining CleanSource UPS with a generator provides end users with complete short and long-term protection in the event of a power disturbance. We sell our CleanSource flywheel products to commercial and industrial customers across a variety of vertical markets including manufacturing, technology, communications, utilities, healthcare, banking and military across all major regions of the world, with our major markets being in North America, Western Europe and Asia.

CoolAir Product:

In order to address the longer backup runtime requirements of customers without generators and cooling concerns during an electrical disturbance, we developed CoolAir, the only commercially available UPS system that provides both backup power and cooling. We initially have targeted CoolAir DC at lower power levels than our flywheel products, making it suitable for rack-level applications within data centers. The system is sold as a minute-for-minute replacement for lead-acid batteries. CoolAir DC can provide backup power for several minutes to hours depending on the customer’s application and requirements.

CoolAir DC uses mature thermal and compressed air storage (TACAS) technologies combined in a proprietary manner to produce backup power during an electrical disturbance. The product discharges cool air as a by-product of its operation that also can be used by customers during an electrical disturbance as a source of backup cooling to mitigate thermal runaway in its operations. We introduced this innovative and award-winning product into the marketplace approximately two years ago. We have experienced limited sales success with the product and have collected invaluable feedback from our customers and prospects for this product. We have received follow on orders from several customers for the product. We expect to continue building CoolAir DC from our existing inventory levels in 2008.

We are currently planning a next generation development of our CoolAir product to utilize and implement customer feedback and deliver an even more compelling and differentiated solution to the market. Our plan is to develop it to a more compelling and cost-effective power and cooling infrastructure solution of choice for the small to medium data center market to exploit our unique simultaneous backup power and cooling capabilities.

Systems & Components:

We also offer complete solutions commonly known as integrated continuous power systems. These systems are specifically designed to handle the demands of high tech facilities requiring the highest power integrity available while maximizing up time, useable floor space and operational efficiency. Designed to offer a highly flexible architecture to a clients constantly changing environment, our systems are offered as a containerized solution that are available in a series of modular formats, enabling sizing for infrastructure on demand. These systems are highly differentiated as they offer flexibility in placement, space saving, fast deployment and high energy efficiency. Components of a containerized solution can include Active Power’s CleanSource UPS, GenStart, switchgear and diesel generator, all housed in an ISO container in standard 20-, 30- or 40-foot sizes.

Service:

We deliver worldwide customer support through our technical services division that offers clients Assessment, Implementation and Lifecycle support services for all Active Power systems. Building a portfolio of services to work with our clients through the life cycle of their process is a key element of our service growth strategy. We offer the following services to our customers:

•

Infrastructure Needs Assessment. We work locally through our global network of mission critical infrastructure engineers and project managers to assess the power and cooling needs of a client’s facility.

•	Vetting & Validation. Our teams of experienced application engineers use comprehensive assessments to vet and validate the most optimal solution that complements a client’s business continuity plan.

•

Alignment with Business Objectives. Through continuous communication, our team ensures that our solution accurately aligns with the original needs assessment and a client’s short-term and projected future business objectives.

•

System Design. We design client solutions to ensure that all components are optimized with reliability, efficiency and cost effectiveness being paramount in determining the correct match and interoperability between components.

•

Deployment. Our experienced group of project managers will work with a client to develop a timely deployment schedule with the least impact on day-to-day business. We ensure that expectations are clearly defined through the deployment phase.

•

Start-Up & Commissioning. Once the system is deployed, our team takes the system through a rigorous commissioning process to ensure the system is working to specification. Our engineers work closely with the client’s team to make certain they are educated and trained on the successful operation of the system.

•

Service, Support & Monitoring. Clients can choose from a variety of comprehensive service and support offerings, tiered to match an organization’s internal capabilities and requirements. We offer four tiers of maintenance programs specifically designed to deliver on both the long-term preventive maintenance requirements for the system and a client’s need for support. Level of support is at the client’s discretion. Ensuring a reliable and efficient operation requires accurate monitoring which we also offer as a hands-off remote monitoring service in our center, locally at the client’s facility, or a combination of both.

Distribution

We bring products to the market through four primary channels.

•	Direct Sales

•	Manufacturer’s Representatives

•	International Distributors

•	OEM Partners

Direct Sales. Our direct sales teams are located in North America, Europe, Middle East and Africa (EMEA) and Asia markets. We have adopted a strategy of native geographic expansion, meaning we will place local offices in the markets we identify for direct selling activities, versus having personnel travel from the United States to sell into foreign markets. Our direct sales teams grew in all markets in 2007 and have been successful in securing large customer orders and developing the foundation for the long-term client relationships we seek to build.

Manufacturer’s Representatives. We have both exclusive and non-exclusive relationships in place with a group of manufacturer’s representatives for North America only. An exclusive representative has been granted exclusive rights to sell Active Power products into a specific geographic territory. In exchange, the representative has agreed to sell a specific volume of our products and not sell any competitive products, all in exchange for compensation at a specified rate that is tied to the profitability of the underlying sales. We also maintain a group of non-exclusive representatives who have been designated a territory to sell our products in on a non-exclusive basis for a specified commission rate. The manufacturer representative’s channel remains integral to the distribution of products in North America for us and increases our geographic sales coverage without having to add direct sales personnel. Products are marketed and sold under the Active Power brand through this channel.

International Distributors. In certain overseas markets, we have elected to recruit and retain specific international distributors to market our products and services into the designated geographic market. The distributor buys our products from us and resells them to the end user, often with other services. Distributors may also perform service and warranty work for us under contract. This strategy has proved fruitful for the company in markets where we do not choose to deploy direct sales resources.

OEM Partners. Our longest standing method of distribution remains integral to our overall business strategy. Our two primary OEM partners are Caterpillar and Eaton Electrical (also known as Powerware). These firms market Active Power products under their respective brands and as a complement to their own product lines. We have and maintain a strong relationship with our largest OEM partner and largest overall customer, Caterpillar, Inc. In 1999, we established a strategic relationship with Caterpillar, pursuant to which we granted Caterpillar the worldwide right to distribute many of our CleanSource UPS products under the “CAT UPS” brand name. Caterpillar is a market leader in new generator sales and has the largest installed base of existing standby generators in the world. By offering the CAT UPS with a standby generator and switchgear, Caterpillar can transform a standby power system into a Continuous Power System (CPS). We believe this total solution gives both Caterpillar and Active Power a significant competitive advantage in the power quality market. We are currently negotiating a new multi-year distribution agreement with Caterpillar to continue this important relationship. Our sales to Caterpillar represented 42%, 35% and 31% of our revenues for the years ended December 31, 2005, 2006 and 2007, respectively. Eaton Electrical markets our CleanSource DC under its Powerware brand as an alternative to batteries for clients who desire such a solution and to accompany the Powerware branded UPS product. We continue our efforts to grow, maintain and enable these sales channels as an integral part of our overall distribution strategy.

Customers and Key Markets

We have continued to build deep-seated client relationships by selling directly and through our manufacturer representatives and distributor channels. We continue to focus on recruiting new representatives and distributors and enabling and making more productive those individuals who have been with us for several years. Direct sales and distribution channels have increased our end user interaction and allowed us to respond to customer needs more quickly. Our Active Power branded sales channel contributed 49%, 58% and 68% of our revenues during 2005, 2006 and 2007, respectively.

The company has experienced success in several key vertical markets. The distinct advantages are gaining awareness and are being adopted by the following key vertical selling segments:

•	Data Center

•	Health Care

•	Broadcast

•	Financial

•	Education

•	Industrial

•	Airports

The following table provides a representative sample of customers that use our flywheel products and includes customers sold directly by us or by our OEM partners:

Industry	Representative Customers
Utilities	• Southern Company • Reliant Energy • Covington Electric Co-op	• AEP • JEA • First Energy

Communications	• Telemundo • Christian Television Network • Level 3 Communications • EchoStar Communications	• NBC • ABC • AT&T • Cable & Wireless

Manufacturing	• Abbot Laboratories • GE Industrial Systems • Michelin • Wyeth	• Asea Brown Boveri • STMicroelectronics • Goodyear • Group Tonic

Technology	• Fuji • Sun Microsystems • Hewlett Packard • Freescale Semiconductor	• Siemens • 3M • Micron Technologies

Financial Institutions	• Visa • MBNA	• GMAC

Healthcare, Government, Other	• Albertsons • HEB • Fairview Hospital • McAlpines • University of Michigan	• Nestle • Lockheed Martin • US Air Force • US Dept. of Veterans’ Affairs

Marketing

Since 2005 we have developed and implemented a variety of marketing programs to build market awareness of our brand name, our products, and Active Power as well as to attract potential customers for our products. We now employ a broad mix of programs to accomplish these goals, including market research, product and strategy updates with industry analysts, public relations activities, advertising, direct marketing and relationship marketing programs, seminars, customer events, user group meetings, trade shows and speaking engagements. Our marketing organization also produces marketing materials in support of sales to prospective customers that include brochures, data sheets, white papers, presentations and demonstrations.

Intellectual Property and Assets

Proprietary Rights

We rely upon a combination of patents and trademarks, as well as confidentiality agreements and other contractual restrictions with employees and third parties, to establish and protect our proprietary rights. We have filed dozens of applications before the United States Patent and Trademark Office, of which 42 have been issued as patents. Additionally, we have made a concerted effort to obtain patent protection abroad for our technology by continuing to file patent applications in Europe and Asia. Our patent strategy is critical for preserving our rights in and to the intellectual property embedded in our CleanSource and CoolAir product lines, as well as in newer technologies. As a manufactured, tangible device that is sold, rather than licensed, our products do not qualify for copyright or trade secret protection. To enforce the ownership of such technology, we principally rely on the protection obtained through the patents we own, as well as unfair competition laws. We intend to aggressively protect our patents, which would include bringing legal actions if we deem it advisable.

We own the registered trademarks ACTIVE POWER, CLEANSOURCE and COOLAIR in the United States and abroad. The ACTIVE POWER LOGO, CSVIEW and MEGAWATT CLASS UPS are trademarks of the Company. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

Research and Development

We believe research and development efforts are essential to our ability to successfully deliver innovative products that address the current and emerging customer, particularly as the power management/quality market evolves. Our research and development team works closely with our marketing and sales teams and OEMs to define product requirements that address specific needs of the power quality market. Our research and development expenses were $11.4 million, $7.9 million and $5.7 million in 2005, 2006, and 2007, respectively. We anticipate our research and development expenditures in 2008 to remain at similar levels to 2007, and to decrease as a percentage of sales in the future as our revenues grow, which is consistent with our strategy to focus on the three-phase market for which a core platform now exists. As of December 31, 2007, our research, development and engineering teams consisted of 25 engineers and technicians.

The company currently holds 42 U.S. patents and more than 150 worldwide patents for the technology utilized in the products we deliver to the marketplace.

Manufacturing

We manufacture our products at our headquarters in Austin, Texas. We are an ISO 9001 quality certified operation and maintain this third party certification which attests to the quality in product and process used to manufacture and deliver our products and services to our clients. We source the majority of our components from contract manufacturers to enhance our ability to scale our operations and minimize cost. This approach allows us to respond quickly to customer orders while maintaining high quality standards and optimizing inventory.

Our internal manufacturing process consists of the fabrication of certain critical components and the assembly, functional testing and quality control of our finished products. We also test components, parts and subassemblies obtained from suppliers for quality control purposes.

We have entered into long-term agreements with some of our key suppliers, but currently purchase most of our components on a purchase order basis. Although we use standard parts and components for our products where possible, we purchase a particular type of power module from Semikron International, which is a single source supplier. Although we and our power module supplier currently maintain buffer stocks to avoid potential supply disruptions, we have recently taken further proactive steps to mitigate this risk. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components or commodities.

In 2001, our manufacturing facility was expanded significantly to support projected sales volume; however, due to an economic downturn and lower revenue levels than previously projected, much of that capacity was never utilized, and is still currently underutilized. We actively reduced our manufacturing overhead and costs during 2007 and sub-leased a portion of the facility that we were not using. Increased sales in 2007 have also mitigated a certain percentage of this underutilization and we fully expect this trend to continue throughout 2008. We believe our current workforce, facilities and inventory levels will be sufficient to handle our near term sales demand. Over time, we will need to hire additional manufacturing personnel to address anticipated sales volume increases but we do not anticipate further material capital investments in the near term.

Employees

As of December 31, 2007, we had 155 employees, in the following areas:

•	25 in research and development;

•	66 in manufacturing, sourcing and service;

•	46 in sales and marketing; and

•	18 in administration, information technology and finance.

None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Seasonality

On occasion, our business has experienced seasonal customer buying patterns. In recent years, we generally experienced relatively weaker demand in the first calendar quarter of the year. We believe this pattern will continue. We anticipate demand for our products in Europe and Africa may decline in the summer months, as compared to other regions, because of reduced corporate buying patterns during the vacation season.

Where You Can Find Other Information

Active Power is a Delaware corporation originally founded in 1992 as a Texas corporation. We file annual, quarterly, current and other reports, proxy statements and other information with the Securities and Exchange Commission (SEC) pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may read and copy any materials the company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers, including Active Power, that file electronically with the SEC. The address of that site is www.sec.gov.

We maintain a Web site at www.activepower.com. We make available free of charge through this site our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. This information can be found under the heading “Financial Reports” on the company’s Web site. The Web site and the information contained therein or connected thereto are not intended to be incorporated in this Annual Report on Form 10-K.

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

We have incurred significant losses and anticipate losses for at least the next year.

We have incurred operating losses since our inception and expect to continue to incur losses for at least the next year. As of December 31, 2007, we had an accumulated deficit of $225.4 million. To date, we have funded our operations principally through the public and private sale of our stock, from product and service revenue and from $10.0 million in development funding from Caterpillar. We will need to generate significant additional revenue in order to achieve profitability, and we cannot assure you that we will ever realize such revenue levels. We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our product revenue after costs, and, as a result, we expect to continue to incur losses for at least the next year.

As we sell more products and solutions directly to customers, the time taken to complete a sale has lengthened. This may affect our ability to accurately predict the timing of revenues and to meet short-term expectations of financial performance.

Our increased emphasis on a direct sales model has increased the effort and time required by us to complete sales to customers. Further, a larger portion of our quarterly revenue is derived from relatively few large transactions as evidenced in the fourth quarter of 2007 where our three largest orders contributed 44% of our revenue. Any delays in completing sales transactions, reduction in the number of large transactions or having such transactions occur in periods other than initially anticipated may result in significant fluctuations in our quarterly financial revenue and may cause us to miss external expectations of our financial results. Because we use anticipated revenues to establish our operating budgets, any shortfall in revenue could result in increased losses as a large portion of our expenses, particularly rent and salaries are fixed in the short terms and incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses, if desired, in a timely manner to offset any revenue shortfall. Should this result in financial results below the expectation of public market analysts or investors, the market price of our common stock would likely fall.

Our business may be affected by general economic conditions and uncertainty that may cause customers to defer or cancel sales commitments previously made to us.

Recent economic difficulties in the Unites States credit markets and certain international markets may lead to an economic recession in some or all of the markets in which we operate. A recession or even the risk of a potential recession may be sufficient reason for customers to delay, defer or cancel purchase decisions, including decisions previously made. This risk is magnified for capital goods purchases such as the UPS products we supply. Although we believe that the higher operating efficiency and lower total cost of ownership would support customers using and purchasing our equipment, and our efforts to broaden the number of different markets in which we sell will help mitigate economic risk from any one country, any customer delays or cancellation in sales orders could materially affect our level of revenues and operating results. Should our financial results not meet the expectations of public market analysts or investors, the market price of our stock would most likely fall.

If we fail to sell the anticipated level of CoolAir product during 2008, we may be forced to record additional reserves against our CoolAir inventory.

In the fourth quarter of 2007, we recorded reserves of $1.8 million against our inventory that was unique to our CoolAir product family. The determination of these reserves is highly subjective, and was based, in part, upon management’s current expectations of product demand for CoolAir in 2008. If the actual level of CoolAir sales in 2008 fails to meet those expectations, it is likely that management would conclude that additional CoolAir-related inventory should be considered excessive, and we would be required to record additional reserves for this inventory. This would negatively impact our gross margin and our operating results, and may cause our financial results to not meet external expectations. If this occurs, the market price of our stock would most likely fall.

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

We derive a substantial portion of our revenues from international markets and plan to continue to expand such efforts, which subjects us to additional business risks including increased logistical and financial complexity, managing internal controls and processes, political instability and currency fluctuations.

The percentage of our product revenue derived from customers located outside of the United States was 45%, 42% and 45% in 2005, 2006 and 2007, respectively. Our international operations are subject to a number of risks, including:

•	foreign laws and business practices that favor local competition;

•	dependence on local channel partners;

•	compliance with multiple, conflicting and changing government laws and regulations;

•	longer sales cycles;

•	difficulties in managing and staffing foreign operations;

•	foreign currency exchange rate fluctuations and the associated effects on product demand and timing of payment;

•	political and economic stability, particularly in the Middle East and North Africa;

•	greater difficulty in the contracting and shipping process and in accounts receivable collection including longer collection periods;

•	greater difficulty in hiring qualified technical sales and application engineers; and

•	difficulties with financial reporting in foreign countries.

To date, the majority of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars. We have benefited from the decline in value of the U.S. dollar relative to foreign currencies over the last several years which has made our products more price competitive in foreign markets. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering our products less competitive. As we increase direct sales in foreign markets, we are making more sales that are denominated in other currencies, primarily euros and British pounds. Those sales in currencies other than U.S. dollars can result in translation gains and losses. Currently, we do not engage in hedging activities for our international operations. However, we may engage in hedging activities in the future.

We are subject to risks relating to product concentration and lack of revenue diversification.

We derive a substantial portion of our revenue from a limited number of products, particularly our 250-900 kVA products. We expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products is therefore critical to our future success. Our future success will also depend in part on our ability to reduce our dependence on these few products by developing and introducing new products and product enhancements in a timely manner. Specifically, our ability to capture significant market share depends on our ability to develop and market extensions to our existing UPS product line at higher and lower power range offerings and as containerized solutions, and on our ability to develop and market our extended runtime products, such as the CoolAir DC. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance, which would substantially impair our revenue, profitability and overall financial prospects. Successful product development and market acceptance of our existing and future products depend on a number of factors including:

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

The future growth of our business will depend in part on our ability to expand our existing relationships with distributors, to identify and develop additional channels for the distribution and sale of our products and to manage these relationships. As part of our growth strategy, we may expand our relationships with distributors and develop relationships with new distributors, such as we did during 2007 with new distributor agreements for the Asian and Latin American markets. We will also look to identify and develop new relationships with additional parties that could serve as an outlet for our products, including CoolAir DC. Our inability to successfully execute this strategy, and to integrate and manage our existing OEM channel partners, Caterpillar and Eaton Electric, and our new distributors and manufacturer’s representatives could impede our future growth.

We must continue to hire and retain skilled personnel.

We believe our future success will depend in large part upon our ability to attract, motivate and retain highly skilled managerial, engineering and sales and product marketing personnel. There is a limited supply of skilled employees in the power quality marketplace. A decline in our stock price can result in a substantial number of “underwater” stock options, whereby the exercise price of the option is greater than the current market value of our common stock. As a result, the financial attractiveness of the stock options is substantially diminished, which may cause certain of our employees to seek employment elsewhere as a result of this decreased financial incentive, or impair our ability to recruit new employees. Our efforts to attract and retain highly skilled employees could be harmed by our past or any future workforce reductions. Our failure to attract and retain the highly trained technical personnel who are essential to our product development, marketing, sales, service and support teams may limit the rate at which we can develop new products or generate revenue. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace departing employees, our operations and new product development may suffer.

We are significantly dependent on our relationship with Caterpillar, our primary OEM customer. If this relationship is unsuccessful, for whatever reason, our business and financial prospects would likely suffer.

Caterpillar and its dealer network is our primary OEM customer and our largest single customer for our flywheel-based products. Caterpillar and its dealer network accounted for 42%, 35% and 31% of our revenue, during 2005, 2006 and 2007, respectively. If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the Cat UPS product is not successful or suffers a material change, our business and financial prospects would likely suffer. Pursuant to our distribution agreement with Caterpillar, they are an OEM distributor of our CleanSource UPS product which is then marketed to Caterpillar’s dealer network under the brand name CAT UPS. Caterpillar is not obligated to purchase any minimum quantity of CleanSource UPS units from us.

We are currently negotiating a new multi-year distribution agreement with Caterpillar to continue this important relationship. We believe that this new agreement will be substantially on the same terms and conditions as our previous agreement but reflect new product pricing and other administrative matters. If we are unable to renew this agreement or our relationship with Caterpillar ceased for any reason, our business and financial prospects would suffer materially.

We have underutilized manufacturing capacity and have no experience manufacturing our products in large quantities.

In 2001, we leased and equipped a 127,000 square foot facility used for manufacturing and testing of our three-phase product line, including our DC and UPS products. To be financially successful, and to fully utilize the capacity of this facility and allocate its associated overhead, we must achieve significantly higher sales volumes. We must accomplish this while also preserving the quality levels we achieved when manufacturing these products in more limited quantities. To date, we have not been successful at increasing our sales volume to a level that fully utilizes the capacity of the facility and we may never increase our sales volume to necessary levels. During 2007 we subleased approximately 31,000 feet of our manufacturing facility to help lower our operating costs and to take advantage of surplus space that we leased but were not using. If we do not reach these necessary sales volume levels, or if we cannot sell our products at our suggested prices, our ability to reach profitability will be materially limited.

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

We currently operate without a sufficient backlog.

We generally operate our business without a sufficient backlog of orders from customers. Normally our products are shipped and revenue is recognized shortly after the order is received and usually within two quarters of the date of the order. Because our backlog is not sufficient to provide all of the next quarter’s revenue, revenue in any quarter is substantially dependent on orders booked and shipped throughout that quarter. We are attempting to increase the size of our backlog to allow greater efficiency in production and to facilitate business planning and to improve visibility, but there can be no guarantee that we can successfully build meaningful backlog.

Seasonality may contribute to fluctuations in our quarterly operating results.

Our business has, on occasion, experienced seasonal customer buying patterns. In recent years, the UPS industry has generally experienced relatively weaker demand in the first calendar quarter of the year and we have experienced the same behavior. We believe that this pattern will continue. In addition, we anticipate that demand for our products in Europe and Africa may decline in the summer months, as compared to other regions, because of reduced corporate buying patterns during the vacation season.

We depend on sole and limited source suppliers, and outsource selected component manufacturing.

We purchase several component parts from sole source and limited source suppliers. As a result of our current volumes, we lack significant leverage with these and other suppliers. If our suppliers receive excess demand for their products, we may receive a low priority for order fulfillment as large volume customers may receive priority that may result in delays in our acquiring components. If we are delayed in acquiring components for our products, the manufacture and shipment of our products also will be delayed. We are, however, continuing to enter into long-term agreements with our sole suppliers and other key suppliers, when available, using a rolling sales volume forecast to stabilize component availability. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components. Some of these delays may be substantial. As a result, we purchase several components in large quantities to protect our ability to deliver finished products. If we overestimate our component requirements, we may have excess inventory, which will increase our costs. If we underestimate our component requirements, we will have inadequate inventory, which will delay our manufacturing and render us unable to deliver products to customers on scheduled delivery dates. If we are unable to obtain a component from a supplier or if the price of a component has increased substantially, we may be required to manufacture the component internally, which will also result in delays or be required to absorb price increases. Manufacturing delays could negatively impact our ability to sell our products and could damage our customer relationships.

To assure the availability of our products to our customers, we outsource the manufacturing of selected components prior to the receipt of purchase orders from customers based on their forecasts of their product needs and internal product sales revenue forecasts. However, these forecasts do not represent binding purchase commitments from our customers. We do not recognize revenue for such products until we receive an order from the customer and the product is shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. As demand for our products may not materialize, this product delivery method subjects us to increased risks of high inventory carrying costs, obsolescence and excess, and may increase our operating costs. In addition, we may from time to time make design changes to our products, which could lead to obsolescence of inventory.

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

In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. We may become involved in litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its merits or its outcome, would likely be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

•	cease selling our products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology or trademark, which license may not be available on reasonable terms, or at all;

•	redesign those products that use infringing intellectual property; or

•	cease to use an infringing trademark.

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

Historically the market price of our common stock has fluctuated significantly. In 2007 the sales price of our common stock ranged from $1.28 to $2.87. In addition to those risks described earlier in this section, the market price of our common stock can be expected to fluctuate significantly in response to numerous other factors, many of which are beyond our control, including the following:

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

Our corporate headquarter’s facility is a 127,000 square foot building that we lease in Austin, Texas. We lease this building pursuant to a lease agreement that expires in December 2009, with options to extend through 2011. Our administrative, information systems, marketing, manufacturing, sales and service groups currently utilize 96,000 square feet of this facility. We sublease the remaining 31,000 square feet of our corporate headquarter’s facility pursuant to sublease agreements that we entered into during 2007. The sublease agreements have options to extend through December 2011. Our engineering facility of approximately 19,600 square feet is also located in Austin, Texas and is leased pursuant to a lease agreement that expires in March 2009.

In addition to these properties, we lease facilities totaling 15,293 square feet in the United Kingdom, Germany, Algeria and Japan for sales and service activities.

We believe our existing facilities are adequate for our current needs and plans.

ITEM 3.	Legal Proceedings.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to the vote of our stockholders during the fourth quarter of 2007.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The Nasdaq Stock Market under the symbol “ACPW.” The following table lists the high and low per share sales prices for our common stock as reported by The Nasdaq Stock Market for the periods indicated:

	High	Low
2007
Fourth Quarter	$2.87	$1.61
Third Quarter	2.30	1.28
Second Quarter	2.00	1.46
First Quarter	2.81	1.80

2006
Fourth Quarter	$2.94	$2.01
Third Quarter	3.85	1.76
Second Quarter	5.91	2.65
First Quarter	5.01	3.83

As of February 26, 2008, there were 60,386,311 shares of our common stock outstanding held by 218 stockholders of record.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

We did not repurchase any of our securities during the fourth quarter of fiscal 2007.

Sale of Unregistered Securities

In August 2007 we completed the private placement of 10,000,000 unregistered shares of our common stock at a price of $1.40 per share with certain qualified institutional investors. After expenses our net proceeds were approximately $13 million. Subsequent to this offering we filed a registration statement with the Securities and Exchange Commission to register the underlying securities. This registration statement was declared effective on October 29, 2007.

Stock Performance Graph

The graph depicted below shows a comparison of cumulative total stockholder returns for an investment in our common stock, the Nasdaq Stock Market (US) Composite Index, and a peer group of power technology companies having similar market capitalizations.

COMPARISON OF CUMULATIVE TOTAL RETURN

(1)	The Power Index peer group consists of an equal weighting of the following companies, all traded on The Nasdaq Global Market: Active Power, Inc. (ACPW), American Superconductor Corp. (AMSC), Beacon Power Corp. (BCON), Capstone Turbine, Inc. (CPST), FuelCell Energy, Inc. (FCEL), Plug Power, Inc. (PLUG), Distributed Energy Systems Corp. (DESC), and Satcon Technology Corp. (SATC).

(2)	The graph covers the period from December 31, 2002, the last trading day before the beginning of our fifth preceding fiscal year, through December 29, 2007, the last trading day of our most recently completed fiscal year.

(3)	The graph assumes that $100 was invested in our common stock on December 31, 2002 at the closing price on that date of $1.78 per share, in the Nasdaq Stock Market Composite Index and the peer group Power Index, and that all dividends, if any, were reinvested. No cash dividends have been declared or paid on our common stock.

(4)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.	Selected Consolidated Financial Data.

The following tables include selected consolidated financial data for each of our last five years. The consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 and consolidated balance sheet data as at December 31, 2007 and 2006 have been derived from the audited consolidated financial statements appearing elsewhere in this document. The consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as at December 31, 2005, 2004 and 2003 have been derived from audited consolidated financial statements not appearing in this document. This data should be read in conjunction with the consolidated financial statements and notes thereto, with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and with the other financial data set forth elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for future periods.

Consolidated Statement of Operations Data	Year Ended December 31,
In thousands except per share data	2007	2006	2005	2004	2003
Total revenue	$33,601	$25,029	$17,788	$15,783	$8,890
Total cost of revenue	30,375	24,343	18,086	18,106	14,022
Gross margin	3,226	686	(298)	(2,323)	(5,132)
Operating expense	24,579	23,545	25,037	26,980	18,922
Loss from operations	(21,353)	(22,859)	(25,335)	(29,303)	(24,054)
Net loss	(20,492)	(21,149)	(22,906)	(28,326)	(22,179)

Basic and diluted net loss per share	$(0.38)	$(0.43)	$(0.48)	$(0.67)	$(0.53)

Consolidated Balance Sheet Data	Year Ended December 31,
In thousands	2007	2006	2005	2004	2003
Cash and investments	$22,492	$20,711	$42,040	$45,675	$72,164
Working capital	26,947	31,205	43,185	42,729	52,646
Total assets	43,326	46,737	60,365	63,366	90,261
Long-term obligations	25	—	—	—	—
Total stockholders’ equity	33,248	38,778	53,873	57,284	84,429

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Level Overview

We design, manufacture and market efficient, reliable and green critical power quality solutions and UPS systems that provide business continuity and protect customers in the event of an electrical power disturbance. Our products are designed to provide power quality to protect customers from voltage fluctuations such as surges and sags, frequency fluctuations, and to also provide ride-through, or temporary power to bridge the gap between a power outage and the restoration of utility power, or the time required to switch to electrical generator power. Our products are designed to be environmentally friendly compared to existing solutions without compromising functionality, efficiency or cost. As of December 31, 2007, we have shipped more than 1,750 flywheels in UPS system installations, delivering more than 430 megawatts (MW) of power to customers in over 40 countries around the world.

Our patented flywheel energy storage systems store kinetic energy by constantly spinning a compact steel wheel (flywheel) driven from utility power in a low friction environment. When the utility power used to spin the flywheel fluctuates or is interrupted, the flywheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity known as “bridging power” for short periods until utility power is fully restored or a backup electricity generator starts and takes over generating longer term power in the case of an extended electrical outage. We sell our CleanSource flywheel products to commercial and industrial customers across a variety of vertical markets, including manufacturing, technology, communications, utilities, healthcare, banking and military and in all major geographic regions of the world, but particularly in North America, Western Europe and Asia.

To meet the requirements of customers without backup generators that require protection from utility disturbances, we have also developed a patented extended runtime product that we call CoolAir® DC. We initially have targeted CoolAir DC at lower power levels than our flywheel products, and it is sold as a minute-for-minute replacement for lead-acid batteries. CoolAir DC can provide backup power for several minutes to hours depending on the customer application. CoolAir DC utilizes mature thermal and compressed air storage (TACAS) technologies combined in a proprietary manner to produce backup power during an electrical disturbance. This product discharges cool air as a by-product of its backup power operation that also can be used by customers during an electrical disturbance as a transitional source of backup cooling.

During the fourth quarter of 2007, we evaluated our level of CoolAir inventory compared to our historic and projected product demand. This review also considered our planned future development efforts for the TACAS technology as we migrate a DC only product into a more compelling customer solution with improved cooling capability and marketability. As a result of this review we reserved $1.8 million for excess inventory charges and recorded a $300,000 impairment charge against specific CoolAir manufacturing assets. These costs were included as a component of Cost of Product Revenue in the accompanying 2007 Consolidated Statement of Operations and Comprehensive Loss.

Our primary sales channels in North America have traditionally been through our OEM partners, Caterpillar, Inc. and Eaton Electrical (formerly known as PowerWare). Since 2005, we have developed additional sales channels in North America including direct sales employees and a network of manufacturer’s representatives. Direct sales tend to improve our relationships with clients, improve our gross margins and add service and other revenue opportunities. Our primary sales channels in Europe, Middle East and Asia (EMEA) include selling directly to end users and indirectly through select value added resellers (VARs).

We also provide services including engineering, installation, start-up, monitoring, and repair for our products under contracts with our customers.

Our revenue derived from customers located outside of the United States was $7.6 million, $10.5 million and $15.2 million in 2005, 2006 and 2007, respectively, representing 43%, 42% and 45%, respectively, of our total revenues. During 2007, in an effort to expand the territories in which we sell our Active Power branded products, we continued to increase our direct sales organization, particularly in EMEA. We saw revenues in EMEA increase by 66% in 2007 as a result of these efforts and we anticipate higher sales levels from this region in 2008. In 2007, we also opened a sales office in Japan and began selling directly in the Asia Pacific area. Sales of Active Power branded products through our direct sales and manufacturers’ representative channels were 49%, 58%, and 68% of our revenue for the years ended December 31, 2005, 2006, and 2007, respectively.

Total revenue in 2007 increased 34% from 2006 due to continuing and increased market acceptance of our flywheel-based products, especially our 250-900 kVA product line. We achieved strong growth in both of our primary markets, North America and EMEA. We believe revenues will continue to grow in 2008 from new product sales, in particular the megawatt-class UPS products, and from additional variations of our flywheel-based products, including containerized versions that we intend to sell in 2008 to industrial manufacturers and IT customers globally. We believe that the investments we made during 2006 and 2007 in our sales organization to increase our level of direct sales staff, particularly in Europe and North America, will contribute to improve sales results in 2008.

We were able to improve our gross profit in 2007 and for the second consecutive year report a positive gross margin. Our gross profit margin, before the impairment charge for CoolAir Inventory and related assets of $2.1 million, was 16%. After the impairment charge, our gross profit margin was 10% which was an improvement from the 3% we achieved in 2006 and the -2% in 2005. This improvement was due primarily to higher sales volumes, higher direct sales, and higher product pricing. Direct sales typically generate higher margins for us than sales that are made through our distribution channels.

Our operating expenses included $2.9 million for costs associated with an investigation into our historical stock option granting procedures that resulted in restatement of prior year financial statements. Excluding these costs and the CoolAir related charges of $2.1 million, we were able to reduce our operating losses by $6.5 million, or 28%, after having reduced them 10% in 2006 from 2005. This is primarily due to the gross margin improvements offset slightly by higher sales and marketing expenses due to the increase in our sales organization and lower operating expenses in development and administration. Non-cash stock based compensation expense was $2.1 million in 2007 which is a decrease over the $3.1 million recorded in 2006.

Net cash used in operations improved by $11.9 million, or 53%, from 2006 primarily due to the lower operating losses, the non-cash impairment charges, lower levels of stock based compensation, and better working capital management as reflected in a lower level of outstanding accounts receivable and higher levels of accrued expenses and deferred revenues. We have a history of operating losses and have not yet reached operating profitability. We believe that the success of our flywheel products and our new product developments, combined with our focus on direct sales and solution selling to customers will help us to reduce our level of operating losses and the amount of cash that we consume in our operations. However, we expect to continue to incur operating losses for at least the next several quarters and for 2008. This will continue to consume our cash and investments. Our total cash and investments at December 31, 2007 were $22.5 million compared to $20.7 million at December 31, 2006. We believe that our cash and investments are sufficient to meet our operational needs for at least the next twelve months.

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

Results of Operations

Comparison of 2007 to 2006

Product revenue

Product revenue primarily consists of sales of our CleanSource power quality products, comprising both UPS and DC product lines, and sales of Continuous Power Systems (CPS) which are comprised of our UPS systems and some combination of third party ancillary equipment, such as engine generators and switchgear. Beginning in 2006, product revenue also includes sales of our CoolAir DC product and CoolAir UPS products. The following table summarizes for the periods indicated, a year-over-year comparison of our product revenue (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2007	$28,835	$6,451	29%
2006	22,384	6,530	41%
2005	15,854	—	—

Product revenue represented 89% and 86 % of total revenue for 2006 and 2007, respectively. The increase in product revenue from 2006 was due to $4.2 million in increased sales of our 250-900 kVA product lines, as well as $3.8 million in increased sales of ancillary equipment that we sold along with our UPS products and $0.9 million from higher CoolAir sales. This was offset by a decrease in sales of our 1200 kVA products of $2.2 million from 2006. In 2007, we sold 292 flywheel product units, a 5% decrease over the 308 units that we sold in 2006. This decrease in volume was offset by our increase in average sales price per 250 kVA flywheel by 13% to approximately $76,000 in 2007 from approximately $67,000 in 2006. The increase in average selling price is due to price increases and proportionately more wheels sold through our direct sales channel. Our direct sales channel typically has higher sales prices and profit margins compared to our OEM channel as we do not have to offer channel discounts on our direct sales. We expect this trend in mix and average selling price to continue.

The frequency and timing of our larger system sales, including megawatt-class UPS products, is more volatile and can result in material changes in period-to-period revenue. Such revenues also can occur in periods other than when originally anticipated, which can add to the potential volatility and affect our ability to meet forecasted targets. Larger system sales may also involve higher amounts of ancillary products upon which we typically generate lower profits when compared to sale of our UPS products. Therefore, a significant increase in product revenues that was caused by higher sales of ancillary products may not result in a commensurate increase in our gross or operating profit levels.

North America sales were 55% of our total revenue for 2007 compared to 58% for 2006. We continued to expand the sales territories where we sell our Active Power branded products in 2007 as we increased our direct sales organization, particularly in Europe and Asia. We opened new offices in Japan during the year as part of this effort. We also increased the size of our sales and service organization in the U.K. and Europe. We anticipate higher revenues from these locations in 2008 as a result. Caterpillar represented 31% of our revenues in 2007 as compared to 35% of our revenue in 2006 and remains our largest single customer as well as our largest OEM customer. Our revenue from Caterpillar increased by 20% in 2007, however this increase was smaller than the 56% increase in our direct business in 2007 compared to 2006. As a result, Caterpillar represented a smaller portion of our total revenue in 2007. We expect further growth in sales to Caterpillar in 2008 as they enjoy success with their large engine generators, particularly in the megawatt and larger power applications. We also have seen and anticipate a further increase in capital spending in datacenters where there is a requirement for higher-density power solutions such as flywheels. We believe that we may be able to capitalize on this trend, driving higher product revenue levels for us in 2008.

In 2006, we began to offer our CoolAir DC product for commercial sale. Sales of this new technology reached $1 million in 2007. We have obtained important market feedback from these initial product sales and are now investigating the development of a next generation CoolAir product, which we anticipate will provide a substantial increase in bridging cooling integrated with a high-efficiency UPS to offer customers a more compelling business solution instead of a stand alone DC product. System efficiencies are expected to be greatly improved, exceeding existing double conversion battery-based UPS products that do not provide cooling capabilities. Additional features such as a compact footprint combined with a user-friendly architecture should make the future CoolAir product a preferred choice for deployment in small and medium-sized data centers.

Our products perform well in harsh environments where power quality is particularly poor, which makes them a good fit for industrial countries with a poor power infrastructure and therefore we have traditionally focused our direct sales efforts to these customers. Due to the large size of some of our customer orders relative to our current total revenue levels, our quarterly total revenue trend and the proportion of sales made directly by us can be expected to fluctuate. We have also seen and anticipate a further increase in capital spending in data centers where there is a requirement for higher-density power solutions such as flywheels, and believe that focusing sales at this market segment along with our expanding direct sales strategy will result in higher product revenue levels for us in 2008.

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

Year	Annual Amount	Change from Prior Year	Percent Change
2007	$4,766	$2,121	80%
2006	2,645	711	37%
2005	1,934	—	—

The increase in our installed base of customers, particularly those arising from direct sales made by us, is driving the trend of higher service and spares revenue. Our service and spares revenue in 2007 was also helped by our improved level of direct sales and large multi-megawatt sales that affords us the ability to generate higher startup service revenues. We anticipate that service and spares revenue will continue to grow as our product revenue increases and as our installed base of product expands because as more units are sold to customers, more installation, startup and maintenance services will be required. Where sales are made through an OEM channel, our OEM partner would typically provide these services to their end-user customers. Thus, increasing direct sales gives us a greater opportunity to grow our service and spares revenues.

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

Year	Annual Amount	Change from Prior Year	Percent Change	Gross Margin
2007	$26,402	$4,463	20%	8%
2006	21,939	5,722	35%	3%
2005	16,217	—	—	(2)%

The 20% increase in cost of product revenue was driven by the 29% increase in product revenues that we experienced in 2007. During the fourth quarter of 2007, we evaluated our level of CoolAir inventory compared to our historic and projected product demand, and in light of planned future development efforts for the TACAS technology as we migrate a DC only product into a more compelling customer solution with increased capability and marketability. As a result of this review we reserved $1.8 million for excess inventory charges and recorded a $300,000 impairment charge against specific CoolAir manufacturing assets.

We have been able to improve our gross product margins by increasing the average selling price of our products that we sell. As a result, our product revenue increased more than the increase in the cost of product revenue. This has been part of our strategy to improve the profitability of individual transactions and the profitability of the company as a whole. We achieved a positive gross margin for the Company for the first time in 2006, and with higher product volume and higher product pricing in 2007, we were able to improve our positive gross margin in 2007 to 10%. We believe that as our direct sales increase, our product margins will improve. In 2007, we increased sales of higher margin product options and features with the UPS systems we sold, which lead to a further increase in our average selling price.

We have also continued to improve the efficiency and utilization of our manufacturing facility, which has a large portion of fixed costs. We incur approximately $4.4 million per year in fixed costs for our manufacturing facility that has a capacity in excess of our current business requirements. We expense the excess costs of the underutilization of this facility as part of our cost of product revenues. We now produce more goods with less overhead than in previous years. Some of this efficiency is driven by higher product volumes that allow for better utilization of our test facility and our manufacturing space. We also have ongoing programs within our engineering and manufacturing departments to lower product costs, to identify alternative and cheaper vendors if possible, to reduce our absolute level of overhead spending and headcount, and to improve the manufacturability of our products. These efforts have helped reduce our cost of product revenue and we anticipate further cost reductions in 2008 as we reduce our manufacturing space and make further cost reductions. These benefits have been mitigated during 2007 by higher raw material and commodity price increases, but have allowed us to maintain prices despite the higher incoming costs of materials.

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

Year	Annual Amount	Change from Prior Year	Percent Change	Gross Margin
2007	$3,973	$1,569	65%	17%
2006	2,404	535	29%	9%
2005	1,869	—	—	3%

The increase of 65% in the cost of service and spares revenue in 2007 is driven by the 80% increase in service and spares revenue. The increase also reflects the higher headcount and related expenses that we put in place during the year to expand our service capabilities around the world. As our direct sales organization has expanded we have added service and technical personnel, including in many foreign markets, in order to support our selling efforts and to meet our customer responsibilities. This increase in costs compares to the 80% increase in service and spares revenue that we achieved in 2007. Balancing our labor requirements to our customer needs will continue to be a business challenge for our service organization in 2008, as we seek to ensure that we do not incur additional fixed labor costs in advance of anticipated service revenues. Maintaining the efficient utilization of our service labor will be key to profitably growing this area of our business. Many of the costs of the service organization are fixed in nature, and higher volume of installation, startup and service work is resulting in improved efficiency and operating results for this group. We expect this trend to continue in 2008.

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

Year	Annual Amount	Change from Prior Year	Percent Change
2007	$5,749	$(2,102)	(27)%
2006	7,851	(3,526)	(31)%
2005	11,377	—	—

Our research and development efforts in 2007 were largely focused on new configurations of our existing flywheel technology under development, as well as enhancements to our megawatt-class UPS products. The decrease in spending compared to 2006 is a result of significantly lower prototype expenses with the CoolAir product development as it neared production, and from lower salary expenses following a reduction in headcount that we made in the third quarter of 2006. This 2007 research and development expense included approximately $581,000 of stock-based compensation. We believe that research and development expenses will remain at current levels in 2008 although this will represent a smaller percentage of our total revenue, and that the spending will be focused on enhancements and cost reductions to our flywheel products, and continued improvements to the CoolAir products.

Selling and marketing

Selling and marketing expenses primarily comprise compensation and related costs for selling and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs. The following table summarizes for the periods indicated, a year-over-year comparison of our selling and marketing expense (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2007	$10,970	$745	7%
2006	10,225	3,115	44%
2005	7,110	—	—

The increase in selling and marketing expenses in 2007 reflects the higher headcount and related costs as we have expanded our direct sales force in EMEA and North America and from higher variable compensation as our total revenues increase. Although the total headcount has not changed significantly, we have changed the composition of our sales organization from supporting OEM partners to one supporting more direct selling during 2007. We have also increased our marketing department staffing as we concentrate on improving the Active Power brand, and supporting our direct selling activities. The 2007 expense also includes approximately $447,000 of stock-based compensation. We anticipate that selling and marketing expenses will continue to increase in 2008 but reduce as a percentage of revenues as we expand our direct sales force into new geographies and due to higher variable compensation as our revenues continue to increase.

General and administrative

General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, taxes, and the allowance for doubtful accounts expense. The following table summarizes for the periods indicated, a year-over-year comparison of our selling, general and administrative expense (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2007	$7,860	$610	8%
2006	7,250	700	11%
2005	6,550	—	—

The increase in general and administrative expense from 2006 to 2007 was primarily attributable to $2.9 million in expenses related to an investigation into our historical stock option granting procedures that resulted in restatement of prior year financial statements. Absent these expenses, our general and administrative expenses would have been 32% lower than 2006, reflecting our efforts to control costs and headcount and the resolution of our prior legal issues resulting in lower legal expenses. We anticipate general and administrative expenses to decrease in 2008 due to the absence of the costs of the stock option investigation, which is now substantially complete. We are currently in the process of negotiating to settle outstanding tax matters resulting from the option investigation with the Internal Revenue Service, and may record additional expense to cover tax obligations for innocent employees who were affected by the option review. We would record any further expenses at the time we legally finalize those obligations for our employees. Absent the impact of such expenses from the option review, we anticipate that the level of general and administrative expenses should stay at similar levels in 2008.

Interest income

The following table summarizes the yearly changes in our interest income (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2007	$773	(614)	(44)%
2006	1,387	(245)	(15)%
2005	1,632	—	—

The decrease in interest income from 2006 to 2007 is primarily attributable to the decrease in the amount of available funds that we had for investment as our operating losses decreased our cash reserves. During the year, as part of our investment strategy, we moved more investments into short-term instruments in reaction to the declining interest rate environment. We expect interest income to fluctuate depending on cash and investment balances and trends in interest rates.

Income tax expense

Due to operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. As of December 31, 2007, our accumulated net operating loss carryforward was $198.5 million and our research and development credit carryforwards were $3.1 million. We anticipate that these loss carryforward amounts may offset future taxable income that we may achieve and future tax liabilities; however, because of uncertainty regarding our ability to use these carryforwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets.

Comparison of 2006 to 2005

Product revenue

Product revenue represented 89% of total revenue in both 2006 and 2005. The increase in product revenue from 2005 was due to higher sales of our 250-900 kVA and our megawatt-class UPS product lines which collectively saw sales increase by $7.1 million from 2005. This was offset by a decrease in sales of our CleanSource DC products and our lower power 65-250KVA products. We increased our average sales price per flywheel by 7% to $67,000 in 2006 from $63,000 in 2005 due to price increases and due to proportionately more wheels sold through our direct sales channel. Our direct sales channel typically has higher sales prices and profit margins compared to our OEM channel as we do not have to offer channel discounts on our direct sales.

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

Cost of product revenue

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

We have also continued to improve the efficiency and utilization of our manufacturing facility that has a large portion of fixed costs. We incur approximately $5 million per year in fixed costs for our manufacturing facility that has a capacity in excess of our current business requirements, and we expense the excess costs of the underutilization of this facility as part of our cost of product revenues. We now produce more goods with less overhead than in previous years. Some of this efficiency is driven by higher product volumes that allow for better utilization of our test facility and our manufacturing space. We also have ongoing programs within our engineering and manufacturing departments to lower product costs, to identify alternative and cheaper vendors if possible, to reduce our absolute level of spending and headcount, and to improve the manufacturability of our products. These efforts have helped reduce our cost of product revenue. These benefits have been partially mitigated during 2006 by higher raw material and commodity price increases, but have allowed us to maintain prices despite the higher incoming costs of materials.

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

Selling and marketing

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

General and administrative

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

Litigation (settlement) expense

In November 2006 we reached a settlement of the litigation with Greenwich Insurance Company whereby Greenwich agreed to pay us $3 million in exchange for a full settlement of this case. Accordingly, after $1.22 million was paid to our former Chairman and CEO, pursuant to the reimbursement agreement, we received gross proceeds of $1.78 million.

Interest income

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

Liquidity and Capital Resources

Our cash and investments at December 31, 2007 totaled $22.5 million. We have primarily funded our operations through public and private placements of our common stock as well as $10.0 million in development funding received from Caterpillar since 1999, and from our product, service and spares revenue.

In August 2007, we completed a private placement of 10,000,000 shares of our common stock to certain accredited institutional investors at a price of $1.40 per share, for an aggregate offering of $14 million before expenses. We paid approximately $840,000 in commissions to our exclusive placement agent, RBC Capital Markets in connection with this transaction. We filed a registration statement with the Securities and Exchange Commission in September 2007 to register the underlying shares offered in the private placement, and this was declared effective on October 29, 2007.

Further, during the third quarter of 2007, we entered into a secured revolving line of credit facility of up to $5 million, subject to a borrowing base formula, with Silicon Valley Bank (SVB), to help fund our working capital requirements and to provide additional liquidity. There were no amounts outstanding under this facility at December 31, 2007.

Revolving loans under this credit facility may be borrowed, repaid and re-borrowed until October 4, 2009, at which time all amounts borrowed must be repaid and all outstanding letters of credit must be cash collateralized. Revolving loans bear interest at a floating per annum rate equal to SVB’s prime rate plus 0.25%. A default interest rate shall apply during an event of default at a rate per annum equal to 5.0% above the otherwise applicable interest rate. The revolving loans are secured by a first priority lien on substantially all of our assets, provided that such security interest is limited to no more than 65% of the outstanding capital stock held by us of each of our subsidiaries.

Included within our short-term investments at December 31, 2007 are AAA/AA1/A1 rated investments in auction rate securities. Auction rate securities are variable rate debt instruments whose interest rates are reset approximately every 7 to 35 days. The underlying securities generally have longer dated contractual maturities. The auction rate securities are classified as available-for-sale and are recorded at estimated fair value. Typically, the carrying value of auction rate securities approximates estimated fair value due to the frequent resetting of the interest rates. At December 31, 2007, we held $2.4 million of auction rate securities that were included in our short-term investments. These investments were recorded at their fair market value and represented 36% of our total short-term investments. At December 31, 2007, we did not report any unrealized gains or losses related to these securities as we have historically reported the fair market value of these investments at par since that is the value we received when trading them in the established market. Any difference between par value and the purchase price or settlement value have historically been comprised of accrued interest.

All of the auction rate securities were held in taxable municipal bonds. In accordance with our investment policy and guidelines, our short-term investments are diversified among and limited to high quality securities with a minimum of investment grade ratings. We actively monitor our investment portfolio to ensure compliance with our investment objective to preserve capital, meet liquidity requirements and maximize return on our investments. We do not require collateral or enter into master netting arrangements to mitigate our credit risk. (See Note 1 of the Notes to the Consolidated Financial Statements.)

Any difficulties in the auction rate securities marketplace may impact the potential liquidity of these investments. While the underlying credit risk would be unchanged, this may impact our ability to liquidate our investments. Subsequent to year end, we have redeemed $1.5 million of our auction rate securities.

Significant uses of cash

Operating Activities

The following table summarizes the yearly changes in cash used in operating activities:

Year	Annual Amount	Change from Prior Year	Percent Change
2007	$(10,423)	$11,892	53%
2006	(22,315)	875	4%
2005	(21,440)	—	—

Cash used in operating activities in 2007 decreased by 53% compared to 2006. This is primarily attributable to lower operating losses, non-cash impairment charges expensed in 2007, lower levels of stock-based compensation, and better working capital management as reflected in a decrease in outstanding accounts receivable, and higher deferred revenue from maintenance contracts and customer deposits. These were partially offset by decreases in accounts payable as we paid for the expenses of our historical stock option review and higher inventory levels. We anticipate cash used in operating activities for the 2008 to continue to decrease from 2007 as we anticipate further increases in revenues and reductions in operating losses, which will be partially offset as we reach settlement of the income tax liabilities related to the option investigation, and as a result of an expected increase in receivables due to anticipated higher revenues.

We used $22.3 million of cash in funding our operating activities during 2006, which was $875,000, or 4%, higher than the $21.4 million that we consumed in 2005. The benefits of the litigation proceeds of $1.78 million were primarily offset by higher amounts of cash used in working capital, with our inventory and receivables increasing by $7.8 million compared to the prior year. The increase in inventories was due to the initial investments we made in sourcing inventory for the CoolAir product family, and from holding higher levels of finished goods to support our higher revenue levels. Collectively our inventories increased by $6.0 million from 2005. Receivables have increased in line with higher quarterly revenues, and increased by $1.9 million or 33% from 2005. This compares to the growth in fourth quarter revenues of 60% from fourth quarter revenues of 2005. These increases in inventory and receivables have been reduced by and partially financed by somewhat higher trade payables and accrued liabilities.

Investing Activities

Investing activities primarily consist of sales and purchases of investments and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these funds to finance our ongoing operations. Capital expenditures were $870,000 in 2007, compared to $1.95 million in the 2006. This decrease was primarily due to lower investments in 2007 in opening foreign sales offices and demonstration centers.

Cash provided from investing activities was $19.6 million in 2006 compared to cash used in investing activities of $8.3 million in 2005. This difference is largely due to the timing of purchases and sales of short and long-term investments that we hold, and that we redeem periodically to finance our operations. Our purchases of property and equipment increased to $1.95 million in 2006 from $1.7 million in 2005. This increase was due to the investments that we are making in infrastructure as we expand our direct sales presence, and provide demonstration equipment and showrooms in foreign locations, and from investments made to facilitate the development of paralleled megawatt-class UPS products and new variations of our megawatt-class products.

Financing Activities

Funds provided by financing activities during 2007 were $13 million compared to $2.7 million for the corresponding period in 2006. The significant increase in funds from financing activities compared to the comparable period of 2006 is due to the $13 million net proceeds from the private placement that we completed during the third quarter, offset by lower proceeds from option exercises in 2007.

Cash provided from financing activities was $2.8 million in 2006 compared to $19.7 million in 2005. The proceeds in 2006 were primarily from the exercise of employee stock options and proceeds from our discontinued employee stock purchase program. In 2005 we received $18.7 million net proceeds from the private placement of shares of common stock.

Contractual Commitments

In our day-to-day operations, we incur commitments to make future payments for goods and services. These arise from entering into operating leases and as we make commitments to vendors to provide us materials and services. The following table summarizes our significant contractual obligations and commitments at December 31, 2007 (in thousands):

	2008	2009	2010	2011	2012 and thereafter
Operating lease obligations	$1,251	$1,187	$198	$23	$—
Purchase obligations	3,869	—	—	—	—
Other long-term obligations	25	25	25	25	150

Our principal lease commitments consist of our lease for our corporate headquarters and engineering facilities and our global sales offices.

We have entered into a secured revolving line of credit facility of up to $5 million, subject to a borrowing base formula, with SVB. There were no amounts outstanding under this facility at December 31, 2007.

Future uses of cash

We believe that our cash and investments on hand will be sufficient to fund our operations for at least the next twelve months. We expect the level of capital investments to remain similar in 2008 to those in 2007. We still have outstanding liabilities for professional fees and tax obligations from this investigation that we expensed in 2007 but that will be paid in 2008 and we expect those payments to not exceed $800,000.

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

Other factors that may affect liquidity

As noted above, we believe our existing cash and investments balances at December 31, 2007 will be sufficient to meet our cash requirements through at least the next 12 months. Beyond the next 12 months, our cash requirements will depend on many factors, including the rate of sales growth, the success of our direct selling strategy, the continued market acceptance of our products, including the CoolAir DC product family, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the efficiency of our manufacturing processes, and the timing and extent of research and development projects. Should additional funding be required, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. If we raise additional funds through the issuance of debt or equity securities, the percentage ownership of our stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

Off-Balance Sheet Arrangements

During the years ended December 31, 2005, 2006 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New Accounting Pronouncements

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

In February 2007, FASB issued Statement of Financial Accounting Standards (SFAS) 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not adopted SFAS 159 as of the date of this report but is currently evaluating the effect that the adoption of SFAS 159 will have on its financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), Business Combinations, or SFAS 141(R), which establishes the acquisition method to account for business combinations. SFAS 141(R) requires the acquiring entity to recognize all of the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. These rules will be effective for transactions closing after January 1, 2009.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by $270,000. Because of the nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on their fair value.

Our international sales have historically been made in U.S. dollars. As the Company increases sales in foreign markets, it is making more sales that are denominated in other currencies, primarily euro and British pounds. Those sales in currencies other than U.S. dollars can result in translation gains and losses which have been minimal to date. Currently, we do not engage in hedging activities for our international operations other than an increasing amount of sales and support expenses being incurred in foreign currencies. However, we may engage in hedging activities in the future.

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

Our Chief Executive Officer and Chief Financial Officer have concluded that we did maintain effective control over financial reporting as of December 31, 2007, based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by COSO. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on our assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Forward looking statements regarding the effectiveness of internal controls during future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

ITEM 9B.	Other Information.

None.

PART III.

ITEM 10.	Directors and Executive Officers of the Registrant.

The following table sets forth certain biographical information concerning our current directors, executive officers and a key employee:

Name	Age	Position(s)
James Clishem	51	President, Chief Executive Officer and Director
John K. Penver	45	Vice President of Finance, Chief Financial Officer and Secretary
James M. Murphy	43	Vice President Sales—EMEA
Gary P. Rackow	54	Vice President Sales—Americas
Lisa M. Brown	42	Vice President—Marketing & Sales Operations
Karl T. Schuetze	42	Vice President—Engineering
Uwe Schrader-Hausmann	53	Vice President—Technical Services
Jason P. Rubin	39	Vice President—Manufacturing
David Perkins	47	Chief Technology Officer
Ake Almgren	62	Director
Richard E. Anderson	44	Director
Rodney S. Bond	63	Director
Jan H. Lindelow	62	Director
Benjamin L. Scott	58	Director

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

James M. Murphy joined Active Power in November 2005 as Director of Sales for Northern Europe and was promoted to Vice President of Sales for the EMEA and Asia Pacific regions in March 2007. He is responsible for managing Active Power’s customer relationships and sales growth in Europe, the Middle East,

Africa, Japan, Korea and Southeast Asia. Prior to joining Active Power, Mr. Murphy most recently spent 11 years between 1994 and 2005 as a sales director for Piller UK, Ltd., a European manufacturer of rotary UPS products. He also has prior power industry sales experience with Leroy Somer Ltd. and BICC Ltd. in the United Kingdom. Mr. Murphy holds a degree in Electrical and Electronic Engineering from Liverpool University and is a member of the Institute of Electrical Incorporated Engineers.

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

Lisa M. Brown was hired in December 2005 as our Vice President of Marketing and Sales Operations. In this role she is responsible for all of our product and corporate marketing, product development, public relations and sales operations functions. Prior to joining Active Power Ms. Brown spent 14 years with Broadwing Communications, a telecommunications infrastructure provider where she held executive positions including Vice President of Marketing, Sales Operations and Customer Operations. Ms. Brown holds a Bachelor of Science degree in Business Administration, Finance, from Bloomsburg University in Pennsylvania.

Karl T. Schuetze joined Active Power in April 2000 as a development engineer and held several positions, including Manager of Mechanical Systems before being promoted to Vice President of Engineering in July 2007. In this role Dr. Schuetze is responsible for the design and development of all of the Company’s products. Prior to joining Active Power Dr. Schuetze had prior engineering and management experience with organizations including Advanced Systems Integration, the University of Texas at Austin,’s Center for Electromechanics, McDonald Douglas, General Dynamics. He was also an officer in the U.S. Army Reserves. Dr. Schuetze holds a Ph.D. in Mechanical Engineering from the University of Texas at Austin, a Masters of Science degree in Mechanical Engineering from the University of Texas at Arlington and a Bachelor of Science degree in Mechanical Engineering from Virginia Tech University. He also holds several patents relating to fluid pressure technologies.

Uwe Schrader-Hausmann joined Active Power in August 2005 and held various positions in our EMEA sales engineering group and as Managing Director of Active Power (Germany) GmbH before being promoted to Vice President – Technical Services in October 2007. In this role he is responsible for all customer-facing technical service functions including applications engineering, project management, project implementation and customer service activities on a global basis. Mr. Schrader-Hausmann has over 28 years experience in the UPS industry .Prior to joining Active Power, he spent 26 years with Piller Power Systems GmbH, a German-based rotary UPS manufacturer, most recently as Chief Technical Officer. He also has UPS experience with Max Mueller Gildemeister GmbH in Germany. Mr. Schrader-Hausman holds a Diplom-Ingeneur (German equivalent of a master of science degree) from The University of Applied Science in Hanover, Germany.

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

Directors

Ake Almgren has served as a member of our Board of Directors since March 2004. Since May 2003, Dr. Almgren has served as President of his consultant company, ORKAS Corp. From July 1998 to May 2003, Dr. Almgren served as Chairman and Chief Executive Officer of Capstone Turbine Corp. Prior to his employment at Capstone, Dr. Almgren had a 26-year career at ASEA Brown Boveri Limited (ABB), a worldwide power solutions company, where he held the position of worldwide Business Area Manager for Distribution Transformers and managed the operation of 36 plants in 28 countries. He also was President of ABB Power T&D Company, President of ABB Power Distribution, and President of ABB Power Systems during his tenure at ABB. Dr. Almgren also serves on the board of managers of PJM Interconnect LLC, on the advisory board of Infinia Corporation and the board of directors of Ensyn Corporation. Dr. Almgren holds a Ph.D. in Engineering from Linkopings Tekniska Hogskola in Sweden and a Masters of Mechanical Engineering from the Royal Institute of Technology in Stockholm, Sweden.

Richard E. Anderson has served as a member of our Board of Directors since July 1997. In 1992, Mr. Anderson co-founded Hill Partners, Inc., a real estate development and investment company now known as HPI Real Estate & Investment Services, Inc., where he currently serves as partner. Mr. Anderson holds a B.A. in economics from Southern Methodist University.

Rodney S. Bond has served as a member of our Board of Directors since September 1994. From October 2000 to the present, Mr. Bond has served as a principal engaged in financial and strategic planning consulting at Sherman Partners, and has also been the Executive Vice President – Finance for Up Link Corporation, a privately held supplier of GPS business solutions for the golf industry. From May 1990 to October 2000, Mr. Bond served in various capacities, including as Chief Strategic Officer and Chief Financial Officer, with VTEL Corporation, a publicly traded digital video communications company. Mr. Bond also serves on several private company boards and holds a B.S. in Metallurgical Engineering from the University of Illinois and a M.B.A. from Northwestern University.

Jan H. Lindelow has served as a member of our Board of Directors since February 1998. Mr. Lindelow joined Tivoli, a unit of the IBM Software Group in June 1997 and served as Chairman and Chief Executive Officer of Tivoli until the spring of 2001. He then became Vice President, Emerging Business Development for IBM until his retirement in 2002. From 1994 to 1995, Mr. Lindelow was President and Chief Operating Officer of Symbol Technologies, a leader in handheld computing and scanning technologies. He also served in several senior executive positions with Asea Brown Boveri (ABB), a global company delivering power, energy and automation technologies from 1988 to 1994. Prior to ABB, Mr. Lindelow was President of Worldwide Sales and Service at Unisys/Sperry Computer Systems, a worldwide information technology services and solutions company during which time he spearheaded the company’s entry into UNIX and other open markets. Mr. Lindelow joined Unisys/Sperry in his native Sweden where he subsequently became President of Sperry’s Nordic Group. Mr. Lindelow holds a M.S. in Electrical Engineering from the Royal Institute of Technology in

Stockholm, Sweden. Mr. Lindelow is an active board member of several enterprises, primarily in the high technology industry. During 2007, Mr. Lindelow served on the board of directors for Vignette (Chairman) and the following private companies: Credant Technologies, HyPerformix (Chairman) and Troux Technologies.

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

The other information also required under Item 10, including disclosure of delinquent Section 16 filings, our Code of Ethics and audit committee experts will be included under the section captioned “Directors and Executive Officers of the Registrant” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 11.	Executive Compensation.

The information required by this Item will be included under the sections captioned “Executive Compensation and Other Information” and “Certain Transactions” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The information required by this Item will be included under the section captioned “Ownership of Securities” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 13.	Certain Relationships and Related Transactions.

The information required by this Item will be included under the section captioned “Certain Transactions” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item will be included under the section captioned “Proposal 2: Ratification of Selection of Independent Auditors” in our Proxy Statement for the 2008 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

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

(b) Exhibits

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the “IPO Registration Statement”))

3.2*	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on February 2, 2007)

3.3*	Amendment to Second Amended and Restated Bylaws (filed as Exhibit 3.01 to Active Power’s Current Report on Form 8-K filed December 7, 2007)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to the IPO Registration Statement)

4.2*	Rights Agreement, dated as of December 13, 2001, between the Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K dated December 13, 2001)

4.3	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

Exhibit Number	Description
4.4*	Registration Rights Agreement dated August 14, 2007 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 14, 2007)

10.1*	Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO Registration Statement)

10.2*	Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement)

10.3*	Second Amended and Restated Investors’ Rights Agreement by and between Active Power, Inc. and certain of its stockholders (filed as Exhibit 10.4 to the IPO Registration Statement)

10.4*	Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.9 to the IPO Registration Statement)

l0.5*	First Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.10 to the IPO Registration Statement)

10.6*	Second Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.11 to the IPO Registration Statement)

10.7*	Third Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.12 to the IPO Registration Statement)

10.8*	Fourth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the IPO Registration Statement)

10.9*	Fifth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the IPO Registration Statement)

10.10*	Sixth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.18 to Active Power’s Annual Report on Form 10-K dated March 16, 2001 (the “2000 10-K”))

10.11*	Seventh Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.19 to the 2000 10-K)

10.12*	Lease Agreement by and between Active Power, Inc. and BC12 99, Ltd. (filed as Exhibit 10.17 to Active Power’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.13*+	Distributor Agreement by and between Active Power and Eaton Electical, Inc. dated May 22, 2006 (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K filed on May 24, 2006)

10.14*+	Purchase and Sale Agreement between Active Power, Inc. and Fuji Electric Co., Ltd. dated July 23, 2003 (filed as Exhibit 10.1 to Active Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.15*	Long-Term Supply Agreement between Active Power, Inc. and GE Zenith Controls, Inc., dated March 16, 2005 (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K dated March 16, 2005)

10.16*	Letter agreement with Jim Clishem dated November 7, 2005 (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on November 4, 2005)

10.17*	Stock Issuance Agreement with Jim Clishem (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 14, 2006)

10.18*	Stock Issuance Agreement with Jim Clishem (filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on March 14, 2006)

Exhibit Number	Description
10.19*	Oral agreement with Jim Clishem dated May 10, 2006, as summarized in Registrant’s Current Report on Form 8-K filed on May 16, 2006

10.20*	Securities Purchase Agreement dated August 13, 2007 (filed as Exhibit 10.19 to Registrant’s Registration Statement on Form S-1 filed September 12, 2007)

10.21*	Loan and Security Agreement (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 10, 2007)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K

31.1	Certification of Principal Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the indicated filing.

+ Portions of this exhibit have been omitted pursuant to a confidential treatment previously granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVE POWER, INC.

Dated: February 29, 2008	By:	/s/ JAMES A. CLISHEM
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

Name	Title	Date

/s/ JAMES A. CLISHEM James A. Clishem	Chief Executive Officer and Director (principal executive officer)	February 29, 2008

/s/ JOHN K. PENVER John K. Penver	Vice President—Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)	February 29, 2008

/s/ BENJAMIN L. SCOTT Benjamin L. Scott	Chairman of the Board, Director	February 29, 2008

/s/ AKE ALMGREN Ake Almgren	Director	February 29, 2008

Richard E. Anderson	Director	February 29, 2008

/s/ RODNEY S. BOND Rodney S. Bond	Director	February 29, 2008

/s/ JAN H. LINDELOW Jan H. Lindelow	Director	February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Active Power, Inc.

We have audited Active Power, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Active Power, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Active Power, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Active Power, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Active Power Inc. and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Active Power, Inc.

We have audited the accompanying consolidated balance sheets of Active Power, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Active Power, Inc. at December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2007 the Company changed its method of accounting for income tax uncertainties. As discussed in Note 1 to the financial statements, in 2006 the Company changed its method of accounting for stock based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas

February 29, 2008

ACTIVE POWER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$15,504	$7,652
Short-term investments in marketable securities	6,581	13,059
Accounts receivable, net of allowance for doubtful accounts of $406 and $1,356 at December 31, 2007 and 2006, respectively	5,177	7,671
Inventories	9,198	10,279
Prepaid expenses and other	540	492

Total current assets	37,000	39,153
Property and equipment, net	5,530	7,341
Long-term investments in marketable securities	407	—
Deposits and other	389	232

Total assets	$43,326	$46,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,342	$2,663
Accrued expenses	5,793	4,715
Deferred revenue	1,918	570

Total current liabilities	10,053	7,948
Long term liabilities	25	—
Stockholders’ equity:
Common Stock—$0.001 par value; 150,000 shares authorized; 60,395 and 50,123 shares issued and 60,359 and 50,087 shares outstanding in 2007 and 2006, respectively	60	50
Treasury stock, at cost; 36 shares in 2007 and 2006	(5)	(5)
Additional paid-in capital	258,630	243,519
Accumulated deficit	(225,401)	(204,765)
Other accumulated comprehensive income (loss)	(36)	(21)

Total stockholders’ equity	33,248	38,778

Total liabilities and stockholders’ equity	$43,326	$46,726

See accompanying notes.

ACTIVE POWER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005
Revenues:
Product revenue	$28,835	$22,384	$15,854
Service and spares revenue	4,766	2,645	1,934

Total revenue	33,601	25,029	17,788
Cost of goods sold :
Cost of product revenue	26,402	21,939	16,217
Cost of service and spares revenue	3,973	2,404	1,869

Total cost of good sold	30,375	24,343	18,086

Gross profit (loss)	3,226	686	(298)
Operating expenses:
Research and development	5,749	7,851	11,377
Selling and marketing	10,970	10,225	7,110
General and administrative	7,860	7,250	6,550
Litigation settlement expense (recovery)	—	(1,781)	—

Total operating expenses	24,579	23,545	25,037

Operating loss	(21,353)	(22,859)	(25,335)
Interest income	773	1,387	1,632
Other income (expense), net	88	323	(167)
Gain due to change in market value of investment rights	—	—	964

Net loss	$(20,492)	$(21,149)	$(22,906)

Net loss per share, basic & diluted	$(0.38)	$(0.43)	$(0.48)
Shares used in computing net loss per share, basic & diluted	53,905	49,663	48,058
Comprehensive loss:
Net loss	$(20,492)	$(21,149)	$(22,906)
Translation loss on subsidiaries in foreign currencies	(193)	(8)	—
Change in unrealized gain (loss) on investments in marketable securities	34	(64)	(97)
Realized loss on marketable securities	—	—	91

Comprehensive loss	$(20,651)	$(21,221)	$(22,912)

See accompanying notes.

ACTIVE POWER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Treasury Stock		Deferred Stock Compensation	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Income (loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	At Cost
Balance at December 31, 2004,	42,824	$43	35	$(2)	$—	$218,040	$(160,710)	$(87)	$57,284
Employee stock purchases	585	—	—	—	—	983	—	—	983
Sale of common stock, less $1,179 in issuance costs	5,455	6	—	—	—	17,706	—	—	17,712
Repurchase of exercised stock options	—	—	1	(3)	—	—	—	—	(3)
Issuance of restricted stock	—	—	—	—	(344)	344	—	—	—
Amortization of deferred stock compensation	—	—	—	—	51	—	—	—	51
Stock-based compensation						581		—	581
Fair market value of investment rights	—	—	—	—	—	964	—	—	964
Change in market value of investment rights	—	—	—	—	—	(964)	—	—	(964)
Non-cash compensation expense	—	—	—	—	—	177	—	—	177
Change in unrealized loss on investments	—	—	—	—	—	—	—	(97)	(97)
Realized loss on marketable securities	—	—	—	—	—	—	—	91	91
Net loss	—	—	—	—	—	—	(22,906)	—	(22,906)

Balance at December 31, 2005,	48,864	$49	36	$(5)	$(293)	$237,831	$(183,616)	$(93)	$53,873
Employee stock purchases	1,259	1	—	—	—	2,778	—	—	2,779
Amortization of deferred stock compensation	—	—	—	—	293	—	—	—	293
Change in unrealized loss on investments	—	—	—	—	—	—	—	64	64
Net translation loss on foreign subsidiaries	—	—	—	—	—	—	—	8	8
Stock-based compensation	—	—	—	—	—	2,910	—	—	2,910
Net loss	—	—	—	—	—	—	(21,149)	—	(21,149)

Balance at December 31, 2006	50,123	$50	36	$(5)	$—	$243,519	$(204,765)	$(21)	$38,778
Employee stock purchases	272	—	—	—	—	27	—	—	27
Sale of common stock, less $973 in issuance costs	10,000	10				13,017			13,027
Change in unrealized loss on investments	—	—	—	—	—	—	—	34	34
Net translation loss on foreign subsidiaries	—	—	—	—	—	—	(144)	(49)	(193)
Stock-based compensation	—	—	—	—	—	2,067	—	—	2,067
Net loss	—	—	—	—	—	—	(20,492)	—	(20,492)

Balance at December 31, 2007	60,395	$60	36	$(5)	$—	$258,630	$(225,401)	$(36)	$33,248

See accompanying notes.

ACTIVE POWER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2007	2006	2005
Operating activities
Net loss	$(20,492)	$(21,149)	$(22,906)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,986	2,139	1,904
Amortization of intangible assets	—	—	113
Change in allowance for doubtful accounts	(950)	14	1,207
Accretion of premium / discount on investments	(48)	(85)	65
Realized loss on marketable securities	—	—	91
Loss on disposal of fixed assets	234	—	83
Impairment of inventory and related assets	2,115	—	—
Impairment charge on technology license	—	—	613
Amortization of deferred stock compensation	—	293	51
Change in market value of investments rights	—	—	(964)
Stock-based compensation	2,067	2,910	614
Changes in operating assets and liabilities:
Accounts receivable	3,444	(1,916)	(2,833)
Inventories	(703)	(6,037)	(276)
Prepaid expenses and other assets	(205)	60	244
Accounts payable	(321)	399	615
Accrued expenses	1,077	692	(52)
Deferred revenue	1,348	365	(9)
Long term liabilities	25	—	—

Net cash used in operating activities	(10,423)	(22,315)	(21,440)

Investing activities
Purchases of marketable securities	(4,798)	(14,274)	(43,833)
Sales/maturities of marketable securities	10,951	35,698	36,646
Purchases of property and equipment	(870)	(1,950)	(1,689)
Sales of property and equipment	131	—	—
Change in restricted cash	—	116	625

Net cash provided by (used in) investing activities	5,414	19,590	(8,251)

Financing activities
Proceeds from private placement of common stock	14,000	—	19,855
Issuance costs of private placement	(973)	—	(1,179)
Proceeds from employee stock purchases	27	2,779	983
Purchase of treasury stock	—	—	(3)

Net cash provided by financing activities	13,054	2,779	19,656

Translation loss on subsidiaries in foreign currencies	(193)	8	—

Change in cash and cash equivalents	7,852	62	(10,035)
Cash and cash equivalents, beginning of period	7,652	7,590	17,625

Cash and cash equivalents, end of period	$15,504	$7,652	$7,590

See accompanying notes.

ACTIVE POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

Active Power, Inc. and its subsidiaries (hereinafter referred to as “we, “us”, “Active Power” or the “Company”) designs, manufactures and markets critical power quality solutions that provide business continuity and protect customers in the event of an electrical power disturbance. Our products are designed to provide power quality to protect customers from voltage fluctuations such as surges and sags, frequency fluctuations, and to also provide ride-through, or temporary power to bridge the gap between a power outage and the restoration of utility power, or the time required to switch to electrical generator power. We target global enterprises with zero tolerance for downtime in their mission critical business operations. The Uninterruptible Power Supply (UPS) products we manufacture utilize green technologies to create a renewable energy source. We sell our products globally through direct, manufacturer’s representatives and Original Equipment Manufacturer (OEM) channels. Our current principal markets are North America and Europe, Middle East and Africa (“EMEA”).

We were founded as a Texas Corporation in 1992 and reincorporated in Delaware in 2000 prior to our initial public offering. Our headquarters are in Austin, Texas with international offices in the UK, Germany, Algeria and Japan.

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

Any taxes imposed by governmental authorities on our revenue-producing transactions with customers are shown in our consolidated statement of operations on a net-basis; that is excluded from our reported revenues.

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

Investments in Marketable Securities

Investments in marketable securities consist of money-market funds, commercial paper and debt securities with readily determinable fair values. Active Power accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments. We classify investments in marketable securities as available-for-sale and all reclassifications made from unrealized gains/losses to realized gains/losses are determined based on the specific identification method. The carrying amount of investments in marketable securities approximates fair value at December 31, 2007.

Included within our short–term investments at December 31, 2007 are AAA/AA1/A1 rated investments in auction rate securities. Auction rate securities are variable rate debt instruments whose interest rates are reset approximately every 7 to 35 days. The underlying securities generally have longer dated contractual maturities. The auction rate securities are classified as available-for-sale and are recorded at estimated fair value. Typically, the carrying value of auction rate securities approximates estimated fair value due to the frequent resetting of the interest rates. At December 31, 2007, we held $2.4 million of auction rate securities that were included in our short-term investments. These investments were recorded at their fair market value and represented 36% of our total short-term investments. At December 31, 2007, we did not report any unrealized gains or losses related to these securities as we have historically reported the fair market value of these investments at par since that is the value we received when trading them in the established market. Any difference between par value and the purchase price or settlement value have historically been comprised of accrued interest.

All of the auction rate securities were held in taxable municipal bonds. In accordance with our investment policy and guidelines, our short-term investments are diversified among and limited to high quality securities with a minimum of investment grade ratings. We actively monitor our investment portfolio to ensure compliance with our investment objective to preserve capital, meet liquidity requirements and maximize return on our investments. We do not require collateral or enter into master netting arrangements to mitigate our credit risk.

The carrying value of our investments in marketable securities consists of the following at December 31:

2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate Notes	$856	$4	$—	$860
Commercial Paper	3,728	—	—	3,728
Auction Rate Securities	2,400	—	—	2,400

	$6,984	$4	$—	6,988

Less: Short-term investments in marketable securities				6,581

Long-term investments in marketable securities				$407

2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate Notes	$1,255	$—	$(4)	$1,251
U.S. Government Agencies	2,391	—	(25)	2,366
Commercial Paper	1,442	—	—	1,442
Auction Rate Securities	8,000	—	—	8,000

	$13,088	$—	$(29)	13,059

Less: Short-term investments in marketable securities				13,059

Long-term investments in marketable securities				$—

The fair value by contractual maturity of our marketable securities at December 31, 2007 is shown below:

Within one year	$6,581
After one year through five years	407
After five years through 10 years	—
After 10 years	—

$6,988

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, credit losses were minimal, primarily because the majority of our revenues were generated from large OEM customers, primarily Caterpillar, Inc. As we began integrating additional distribution channels into our business and selling more of our products directly to customers, our risk of credit losses has increased. We perform credit evaluations of new customers and often require deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances are $406 and $1,356 as of December 31, 2007 and 2006, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at December 31, 2004	135
Additions charged to expense	1,212
Write-off of uncollectible accounts	(5)

Balance at December 31, 2005	$1,342
Additions charged to expense	130
Recovery of amount previously reserved	(103)
Write-off of uncollectible accounts	(13)

Balance at December 31, 2006	$1,356
Reduction of reserve	(19)
Recovery of amount previously reserved	(931)

Balance at December 31, 2007	$406

During the fourth quarter of 2007 we recovered equipment from a customer that had not previously paid us for the equipment. At this time we reversed the outstanding receivable of $931 and the related allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market, using the first-in-first-out method, and consist of the following at December 31:

	2007	2006
Raw materials	$6,340	$6,650
Work in process and finished goods	5,054	3,999
Less inventory reserves	(2,196)	(370)

	$9,198	$10,279

Included in inventory at December 31, 2007 and 2006 is $2.2 million and $4.5 million, respectively, of inventory relating exclusively to our CoolAir family of products. This product was introduced in 2006. In December 2007 we recorded reserves of $1.8 million against our CoolAir inventory as a result of our expectations of product demand and future product developments initiatives that potentially would result in excess quantities of inventory. These costs were included as a component of Cost of Product Revenue in our Consolidated Statement of Operations and Comprehensive Loss. After this adjustment, our CoolAir inventory at December 31, 2007 was $2.2 million.

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

In the fourth quarter of 2007, as a result of recording reserves for potential excess inventory related to our CoolAir product family, we were required to follow the guidance of SFAS 144 to test the related long-lived assets used for our CoolAir manufacturing for impairment. As a result of this assessment we recorded an impairment charge of $0.3 million related to CoolAir manufacturing assets. This was included as a component of Cost of Goods Sold in the accompanying 2007 Consolidated Statement of Operations and Comprehensive Loss.

Patent Application Costs

We have not capitalized patent application fees and related costs because of uncertainties regarding net realizable value of the technology represented by the existing patent applications and ultimate recoverability. All patent costs have been expensed through December 31, 2007.

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2007	2006
Compensation and benefits	$1,812	$1,418
Warranty liability	819	734
Property, income, state, sales and franchise tax	1,177	845
Professional fees	1,008	495
Other	977	1,223

	$5,793	$4,715

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

Changes in the Company’s warranty liability are as follows:

Balance at December 31, 2004	639
Warranty expense	454
Warranty charges incurred	(449)

Balance at December 31, 2005	$644
Warranty expense	679
Warranty charges incurred	(589)

Balance at December 31, 2006	$734

Warranty expense	404
Warranty charges incurred	(319)

Balance at December 31, 2007	$819

Stock-Based Compensation Expense

Total stock-based compensation expense relating to our stock plans in the twelve-month period ended December 31, 2007 and 2006 was $2.1 million and $3.2 million, respectively, and included the following:

	Year Ended December 31,
	2007	2006
Stock-based compensation expense by caption:
Cost of product revenue	$330	$364
Cost of service and spares revenue	54	65
Research and development	581	726
Selling and marketing	447	634
General and administrative	686	1,404

	$2,098	$3,193

Stock-based compensation expense by type of award:
Stock options	$1,913	$2,723
Stock purchase plan	—	177
Restricted stock awards	185	293

	$2,098	$3,193

Stock-based compensation expense of $12 and $10 as capitalized and remained in inventory at December 31, 2007 and 2006, respectively.

Prior to 2006 and as allowed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), Active Power accounted for its stock compensation arrangements with employees using the intrinsic value method under the provisions of the Accounting Principles Board’s Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation was amortized over the vesting period, generally four years, utilizing the straight-line method for fixed awards and the accelerated method prescribed in FASB Interpretation No. 28 for variable awards. Pro Forma stock compensation is amortized using the straight line method over the vesting period. Where it is not feasible to reasonably estimate fair value at grant date, compensation is measured using fair value and other pertinent data at the first date of which it is possible to reasonably estimate that value. Generally that is the date that the number of shares and exercise price are determinable. This method was used for shares granted pursuant to the Company’s stock purchase plan.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense using the straight line method over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 for the years ended December 31 2005:

2005
Net loss	$(22,906)
Stock-based compensation cost, net of related tax effects included in the determination of net loss as reported	908
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(3,607)

Pro forma net loss	$(25,605)

Net loss per share:
Basic and diluted—as reported	$(0.48)
Basic and diluted—pro forma	$(0.53)

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

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and also at December 31, 2007, the Company had no material unrecognized tax benefits.

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

The following customers accounted for a significant percentage of Active Power’s total revenue during each of the years ended December 31:

	2007	2006	2005
Caterpillar	31%	35%	42%
European based IT Customer	13%	—%	—%
North African Industrial Customer	—%	—%	10%

No other customer represented more than 10% of our revenues in any of the years reported.

Caterpillar represented 51%, 22% and 46% of our outstanding accounts receivable at December 31, 2007, 2006 and 2005, respectively. No other customer represented more than 10% of our accounts receivable at these reporting dates.

Advertising Costs

We expense advertising costs as incurred. These expenses were approximately $37, $20 and $40 in 2007, 2006 and 2005, respectively.

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31:

	2007	2006	2005
Net loss	$(20,492)	$(21,149)	$(22,906)

Basic and diluted:
Weighted-average shares of common stock outstanding	53,905	49,663	48,058
Weighted-average shares of common stock subject to repurchase	—	—	—

Shares used in computing basic and diluted net loss per share	53,905	49,663	48,058

Basic and diluted net loss per share	$(0.38)	$(0.43)	$(0.48)

The calculation of diluted loss per share excludes 5,172,555, 5,418,765 and 6,277,316 shares of common stock issuable upon exercise of employee stock options as of December 31, 2007, 2006 and 2005, respectively, and 250,000 of non-vested shares issuable upon exercise of restricted stock awards because their inclusion in the calculation would be anti-dilutive.

Recent Accounting Pronouncements

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company has not adopted SFAS 157 as of the date of this report but is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not adopted SFAS 159 as of the date of this report but is currently evaluating the effect that the adoption of SFAS 159 will have on its financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), Business Combinations, or SFAS 141(R), which establishes the acquisition method to account for business combinations. SFAS 141(R) requires the acquiring entity to recognize all of the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. These rules will be effective for transactions closing after January 1, 2009.

2. Property and Equipment

Property and equipment consists of the following at December 31:

	2007	2006
Equipment	$9,409	$9,438
Demonstration units	1,082	1,081
Computers and purchased software	2,672	2,534
Furniture and fixtures	331	331
Leasehold improvements	7,232	7,066
Construction in progress	—	261

	20,726	20,711
Accumulated depreciation	(15,196)	(13,370)

	$5,530	$7,341

3. Stockholders’ Equity

Preferred Stock

At December 31, 2007, Active Power had 10,420,000 shares of preferred stock authorized and no shares outstanding.

Common Stock

Common stock reserved for future issuance at December 31, 2007 consists of 7,907,394 common shares reserved under our 2000 Stock Option Plan, of which 5,422,555 were subject to outstanding options and 2,484,465 were available for future grants of stock awards. Options are subject to terms and conditions as determined by our Board of Directors. We formerly had an employee stock purchase plan which was cancelled in February 2006.

In August 2007, we completed the private placement of 10,000,000 shares of our common stock at a price of $1.40 per share, for an aggregate offering price of $14 million before expenses, with certain qualified institutional investors. We paid approximately $983 in expenses, including commissions, in connection with this offering. We filed a registration statement with the Securities and Exchange Commission in September 2007 that was declared effective on October 29, 2007.

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

Stock Option Plan

Since its inception, we have authorized 14,571,478 shares of Common Stock for issuance under our 2000 Stock Option Plan. We grant options under these plans that vest over periods ranging from immediate to four years. The term of each option is no more than ten years from the date of grant. We have repurchase rights for any unvested shares purchased by optionees that allow us to repurchase such shares at cost.

A summary of Common Stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2004	4,750,592	4.90
Granted	2,257,500	3.30
Exercised	(265,936)	1.48
Canceled	(464,840)	3.72

Outstanding at December 31, 2005	6,277,316	4.55
Granted	1,705,500	4.42
Exercised	(1,072,843)	2.33
Canceled	(1,491,208)	5.04

Outstanding at December 31, 2006	5,418,765	$4.82
Granted	1,202,950	2.13
Exercised	(22,501)	1.20
Canceled	(1,426,659)	4.53

Outstanding at December 31, 2007	5,172,555	$4.30	7.11	$389

Vested and expected to vest at December 31, 2007	4,396,672	$4.30	7.11	$331

Exercisable at December 31, 2007	2,942,071	$5.23	6.02	$239

The following is a summary of options outstanding and exercisable as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(in years)
$ 0.16 – $ 2.29	1,324,097	8.3	$1.95	287,298	$1.37
$ 2.34 – $ 3.34	978,689	7.7	2.98	597,059	3.01
$ 3.40 – $ 3.59	1,008,839	6.2	3.55	835,101	3.55
$ 3.70 – $ 4.42	873,076	6.8	4.10	530,190	4.07
$ 4.46 – $20.00	920,674	6.4	8.07	625,243	9.46
$ 20.31 – $68.50	67,180	3.1	32.21	67,180	32.21

	5,172,555	7.11	$4.30	2,942,071	$5.23

The weighted average grant date fair value of options granted during 2007, 2006 and 2005 was $2.13, $2.82 and $1.87, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options at the date of exercise) during the year ended December 31, 2007 was $12. During the year ended December 31, 2007, the amount of cash received from the exercise of options was $27.

As of December 31, 2007 there was $5.1 million of total unrecognized compensation cost, related to non-vested stock options, that is expected to be recognized over a weighted-average vesting period of 1.2 years.

Stock options exercisable but not subject to repurchase (vested) as of December 31, 2007, 2006 and 2005 were 2,942,071, 2,686,454 and 3,203,302, respectively.

During the year ended December 31, 2007, we issued 310,000 restricted shares to officers and employees of the company and recorded stock compensation of $185. The restrictions will lapse as the shares vest over the next three years.

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

	2007	2006	2005
Average expected life in years	6.25 years	6.00 years	4.00 years
Average expected volatility	64%	65%	78%
Weighted average risk-free interest rate	4.28%	4.75%	4.0%
Average expected forfeitures	12.5%	6.75%	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life. For purposes of this valuation model, no dividends have been assumed. Our options have no vesting restrictions and are fully transferable.

4. Income Taxes

As of December 31, 2007, the Company had federal net operating loss carryforwards of approximately $198,473 and research and development credit carryforwards of approximately $3,067. The net operating loss and credit carryforwards began expiring in 2007. Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Current deferred tax assets
Reserves and allowances	1,675	1,273
Deferred revenue	142	96
Valuation allowance for current deferred tax assets	(1,814)	(1,367)

Net current deferred tax assets	3	2

Noncurrent deferred tax assets
Acquired technology	1,385	1,507
Capital expenses	1,443	1,133
Stock compensation	914	899
Net operating loss and tax credit carryforwards	74,721	66,978
Unrealized gains/losses	—	10
Valuation allowance for noncurrent deferred tax assets	(78,338)	(70,415)

Net noncurrent deferred tax assets	125	112

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	(126)	(114)

Total current deferred tax liabilities	(126)	(114)

Noncurrent deferred tax liabilities
Unrealized gains/losses	(2)	—

Total noncurrent deferred tax liabilities	(2)	—
Net current deferred tax asset (liability)	(123)	(112)

Net noncurrent deferred tax asset (liability)	123	112

Net deferred taxes	—	—

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. The valuation allowance increased by approximately $8,370 during 2007. Approximately $6,336 of the total valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before taxes due to the following:

	Year Ended December 31,
	2007	2006	2005
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(0.7)	(0.8)	(1.6)
R&D credits generated	(0.4)	(0.8)	(5.6)
Change in state rate	—	—	9.9
Change in Texas tax law	(10.0)	8.7	—
Stock compensation	3.3	1.6	—
Permanent items and other	0.8	0.5	(1.4)
Change in valuation allowance	41.0	24.8	32.7

	0%	0%	0%

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and also at December 31, 2007, the Company had no material unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

5. Commitments

We lease our office and manufacturing and engineering facilities and our foreign sales offices under operating lease agreements. These facilities’ leases are non-cancelable and obligate us to pay taxes and maintenance costs. In addition, we lease certain equipment such as copiers and phone systems under non-cancelable leases. Net rent expense was $1,052, $1,163 and $1,005 for the years ended December 31, 2007, 2006 and 2005, respectively. During 2006 we leased 13% of our office space from landlords who have contractual agreements with HPI Real Estate and Investment Services, Inc. (“HPI”). For 11 months in 2006, HPI was the owner of a facility that we leased, prior to their sale of the facility in November of 2006. Some portions of the Company’s lease payments are paid to HPI from our landlord as remuneration for facility management services. One of the Company’s directors, Richard Anderson, is a partner of HPI.

We sublease approximately 31,000 square feet of our corporate headquarter’s facility pursuant to sub-lease agreements that we entered into during 2007. The sub-lease agreements have options to extend through December 2011. Rent expense was offset by $155 in 2007 for cash received pursuant to these sublease agreements.

Future minimum payments and receipts under these leases at December 31, 2007 are as follows:

	Rental payments	Sub-lease Income	Net
2008	$1,251	$(297)	$954
2009	1,187	(302)	885
2010	198	—	198
2011	23	—	23

Total future minimum lease payments	$2,659	$599	$2,060

We enter into certain commitments to purchase inventory and other items in the course of normal operations. At December 31, 2007, the total of these commitments is $4,119, of which $3,894 will mature in 2008 and $25 will mature in each subsequent year through 2017.

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

6. Employee Benefit Plan

We maintain a 401(k) Plan that covers substantially all full-time employees. Company contributions to the plan are determined at the discretion of the Board of Directors and vest ratably over five years of service starting after the first year of employment. We did not contribute to this plan in 2007, 2006 or 2005.

7. Geographic Information

Revenues for the year ended December 31 were as follows:

	2007	2006	2005
United States	$18,425	$14,496	$10,171
Europe	11,188	4,212	1,580
Africa	1,084	2,606	3,106
Asia Pacific	1,791	1,635	1,135
Latin America	1,113	2,080	1,796

Total	$33,601	$25,029	$17,788

Revenues from foreign countries above represent shipments to customers located in seventeen countries. Substantially all of our property, plant and equipment is located in the United States.

8. Performance Guarantees

In certain geographical regions, particularly Africa, we are required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our warranty obligations. We secure these guarantees with standby letters of credit through our bank. At December 31, 2007 we had $307 of contingent liabilities outstanding to four customers that were secured with letters of credit.

9. Revolving Credit Facility

On October 5, 2007, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a secured revolving line of credit in an amount of up to $5.0 million, subject to a borrowing base formula. The revolving line of credit can be used to borrow revolving loans, issue standby letters of credit, and support certain cash management services. Revolving loans may be borrowed, repaid and re-borrowed until October 4, 2009, at which time all amounts borrowed must be repaid and all outstanding letters of credit must be cash collateralized. Revolving loans will bear interest at a floating per annum rate equal to SVB’s prime rate plus 0.25%. A default interest rate shall apply during an event of default under the Loan Agreement at a rate per annum equal to 5.0% above the otherwise applicable interest rate. An unused revolving line facility fee is payable quarterly, in arrears, in an amount equal to 0.25% per annum of the average unused portion of the revolving line. We plan to draw upon the line of credit for working capital purposes as required.

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

No amounts are outstanding under the Loan Agreement as of December 31, 2007.

10. Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present selected unaudited consolidated statement of operations information for each of the quarters in the years ended December 31, 2007 and 2006 (in thousands, except per share data):

Selected consolidated statement of operations information
	For the Quarter Ended
Year Ended December 31, 2007	December 31	September 30	June 30	March 31
Total revenue	$10,212	$8,234	$9,182	$5,973
Total cost of revenue	10,455	6,649	7,635	5,636
Gross margin (loss)	(243)	1,585	1,547	337
Operating expense	5,906	5,310	6,403	6,960
Loss from operations	(6,149)	(3,725)	(4,856)	(6,623)
Net loss	(5,910)	(3,512)	(4,646)	(6,424)
Basic and diluted loss per share	$(0.10)	$(0.06)	$(0.09)	$(0.13)

Selected consolidated balance sheet information:
	For the Quarter Ended
Year Ended December 31, 2007	December 31	September 30	June 30	March 31
Current assets	37,000	40,977	31,891	34,494
Total assets	43,326	47,624	38,588	41,685
Current liabilities	10,053	8,655	9,894	8,914
Working Capital	26,947	32,322	21,997	25,580
Long term obligations	25	25	25	—
Stockholders’ Equity	33,248	38,944	28,669	32,771

Selected consolidated statement of operations information
	For the Quarter Ended
Year Ended December 31, 2006	December 31	September 30	June 30	March 31
Total revenue	$8,266	$5,728	$5,466	$5,569
Total cost of revenue	8,218	4,820	5,589	5,716
Gross margin (loss)	48	908	(123)	(147)
Operating expense	4,138	6,186	6,645	6,576
Loss from operations	(4,090)	(5,278)	(6,768)	(6,723)
Net loss	(3,840)	(4,926)	(6,133)	(6,250)
Basic and diluted loss per share	$(0.08)	$(0.10)	$(0.12)	$(0.13)

Selected consolidated balance sheet information:
	For the Quarter Ended
Year Ended December 31, 2006	December 31	September 30	June 30	March 31
Current assets	39,153	39,722	43,573	45,780
Total assets	46,726	49,600	53,561	56,286
Current liabilities	7,948	7,714	7,798	6,201
Working Capital	31,205	32,008	35,775	39,579
Long term obligations	—	—	—	—
Stockholders’ Equity	38,778	41,886	45,763	50,082

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the “IPO Registration Statement”))

3.2*	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on February 2, 2007)

3.3*	Amendment to Second Amended and Restated Bylaws (filed as Exhibit 3.01 to Active Power’s Current Report on Form 8-K filed December 7, 2007)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to the IPO Registration Statement)

4.2*	Rights Agreement, dated as of December 13, 2001, between the Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K dated December 13, 2001)

4.3	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

4.4*	Registration Rights Agreement dated August 14, 2007 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 14, 2007)

10.1*	Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO Registration Statement)

10.2*	Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement)

10.3*	Second Amended and Restated Investors’ Rights Agreement by and between Active Power, Inc. and certain of its stockholders (filed as Exhibit 10.4 to the IPO Registration Statement)

10.4*	Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.9 to the IPO Registration Statement)

l0.5*	First Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.10 to the IPO Registration Statement)

10.6*	Second Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.11 to the IPO Registration Statement)

10.7*	Third Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.12 to the IPO Registration Statement)

10.8*	Fourth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the IPO Registration Statement)

10.9*	Fifth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the IPO Registration Statement)

10.10*	Sixth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.18 to Active Power’s Annual Report on Form 10-K dated March 16, 2001 (the “2000 10-K”))

10.11*	Seventh Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.19 to the 2000 10-K)

10.12*	Lease Agreement by and between Active Power, Inc. and BC12 99, Ltd. (filed as Exhibit 10.17 to Active Power’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

Exhibit Number	Description
10.13*+	Distributor Agreement by and between Active Power and Eaton Electical, Inc. dated May 22, 2006 (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K filed on May 24, 2006)

10.14*+	Purchase and Sale Agreement between Active Power, Inc. and Fuji Electric Co., Ltd. dated July 23, 2003 (filed as Exhibit 10.1 to Active Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.15*	Long-Term Supply Agreement between Active Power, Inc. and GE Zenith Controls, Inc., dated March 16, 2005 (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K dated March 16, 2005)

10.16*	Letter agreement with Jim Clishem dated November 7, 2005 (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on November 4, 2005)

10.17*	Stock Issuance Agreement with Jim Clishem (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 14, 2006)

10.18*	Stock Issuance Agreement with Jim Clishem (filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on March 14, 2006)

10.19*	Oral agreement with Jim Clishem dated May 10, 2006, as summarized in Registrant’s Current Report on Form 8-K filed on May 16, 2006

10.20*	Securities Purchase Agreement dated August 13, 2007 (filed as Exhibit 10.19 to Registrant’s Registration Statement on Form S-1 filed September 12, 2007)

10.21*	Loan and Security Agreement (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 10, 2007)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K

31.1	Certification of Principal Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the indicated filing.

+ Portions of this exhibit have been omitted pursuant to a confidential treatment previously granted.