Form 10-Q
period 2008-03-31
ACTIVE POWER INC
filed 2008-04-28
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The number of shares of common stock, par value of $0.001 per share, outstanding at April 24, 2008 was 60,458,311.

ACTIVE POWER, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Active Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,182	$15,504
Short-term investments in marketable securities	2,947	6,581
Accounts receivable, net	5,069	5,177
Inventories	8,670	9,198
Prepaid expenses and other	468	540

Total current assets	30,336	37,000
Property and equipment, net	5,331	5,530
Long-term investments in marketable securities	1,288	407
Other assets	464	389

Total assets	$37,419	$43,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,327	$2,342
Accrued expenses	4,786	5,793
Deferred revenue	1,017	1,918

Total current liabilities	8,130	10,053
Long-term liabilities	25	25
Stockholders’ equity:
Common stock	60	60
Treasury stock	(59)	(5)
Additional paid-in capital	258,996	258,630
Accumulated deficit	(229,870)	(225,401)
Other accumulated comprehensive income	137	(36)

Total stockholders’ equity	29,264	33,248

Total liabilities and stockholders’ equity	$37,419	$43,326

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Product revenue	$6,248	$5,271
Service and spares revenue	1,290	702

Total revenue	7,538	5,973

Cost of product revenue	5,657	4,911
Cost of service and spares revenue	1,098	725

Total cost of revenue	6,755	5,636

Gross profit	783	337

Operating expenses:
Research and development	1,402	1,584
Selling and marketing	2,950	2,625
General and administrative	1,182	2,751

Total operating expenses	5,534	6,960

Operating loss	(4,751)	(6,623)

Interest income	163	201
Other income (expense)	119	(2)

Net loss	$(4,469)	$(6,424)

Net loss per share, basic & diluted	$(0.07)	$(0.13)
Shares used in computing net loss per share, basic & diluted	60,124	50,088

Comprehensive loss:

Net loss	$(4,469)	$(6,424)
Translation gain on subsidiaries in foreign currencies	170	(144)
Change in unrealized loss on investments in marketable securities	3	12

Comprehensive loss	$(4,296)	$(6,556)

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(4,469)	$(6,424)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	462	518
Change in allowance for doubtful accounts	18	(55)
Accretion of premium/discount on marketable securities	(36)	(12)
Loss on disposal of fixed assets	(20)	200
Stock-based compensation	348	549
Changes in operating assets and liabilities:
Accounts receivable	90	2,435
Inventories	528	(1,510)
Prepaid expenses and other assets	(2)	93
Accounts payable	(15)	(1,335)
Accrued expenses	(1,009)	2,032
Deferred revenue	(901)	269

Net cash used in operating activities	(5,006)	(3,240)

Investing activities
Purchases of marketable securities	(1,730)	(259)
Sales/maturities of marketable securities	4,523	4,150
Purchases of property and equipment	(243)	(355)

Net cash provided by investing activities	2,550	3,536

Financing activities
Net proceeds from issuance of common stock	18	—
Purchases of treasury stock	(54)	—

Net cash provided by financing activities	(36)	—

Translation gain on subsidiaries in foreign currencies	170	(144)

Change in cash and cash equivalents	(2,322)	152
Cash and cash equivalents, beginning of period	15,504	7,652

Cash and cash equivalents, end of period	$13,182	$7,804

See accompanying notes.

Active Power, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited)

1.	Significant Accounting Policies

Basis of presentation: Active Power, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “Active Power” or the “Company”) design, manufacture and market critical power quality solutions that provide business continuity and protect customers in the event of an electrical power disturbance. Our products are designed to provide power quality to protect customers from voltage fluctuations such as surges and sags, frequency fluctuations, and to also provide ride-through, or temporary power to bridge the gap between a power outage and the restoration of utility power, or the time required to switch to electrical generator power. We target global enterprises with zero tolerance for downtime in their mission critical business operations. The Uninterruptible Power Supply (“UPS”) products we manufacture utilize green technologies to create a renewable energy source. We sell our products globally through direct, manufacturer’s representatives and Original Equipment Manufacturer (“OEM”) channels. Our current principal markets are North America and Europe, Middle East and Africa (“EMEA”).

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Recently issued accounting standards:

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), Business Combinations (SFAS 141(R)), which establishes the acquisition method to account for business combinations. SFAS 141(R) requires the acquiring entity to recognize all of the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. These rules are effective for transactions closing after January 1, 2009.

2.	Supplemental Balance Sheet Information

Receivables

Accounts receivable consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Trade receivables	$5,493	$5,583
Allowance for doubtful accounts	(424)	(406)

	$5,069	$5,177

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$6,350	$6,340
Work in process and finished goods	4,430	5,054
Allowances for obsolescence	(2,110)	(2,196)

	$8,670	$9,198

Included in inventory at March 31, 2008 and December 31, 2007 were $2.1 and $2.2 million respectively, of inventory relating exclusively to our CoolAir family of products. In December 2007 we recorded reserves of $1.8 million against this inventory as a result of our expectations of future product demand and future product development initiatives that potentially would result in excess quantities of CoolAir inventory. If these expectations are not met during 2008 and we are unable to sell sufficient quantities of our finished CoolAir products, we may need to record an additional impairment charge for some or all of the remaining amount.

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Equipment	$9,622	$9,409
Computers and software	2,696	2,672
Demonstration units	1,032	1,082
Furniture and fixtures	351	331
Leasehold improvements	7,236	7,232
Construction in progress	31	—

	20,968	20,726

Accumulated depreciation	(15,637)	(15,196)

	$5,331	$5,530

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Compensation and benefits	$1,512	$1,812
Warranty liability	859	819
Federal, state, property and sales taxes	729	1,177
Professional fees	814	1,008
Other	872	977

	$4,786	$5,793

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is contained in accrued expenses on the accompanying balance sheet.

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2007	$819
Warranty expense	181
Warranty charges incurred	(141)

Balance at March 31, 2008	$859

3.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Net loss	$(4,469)	$(6,424)

Basic and diluted:
Weighted-average shares of common stock outstanding	60,124	50,088

Shares used in computing net loss per share, basic and diluted	60,124	50,088

Net loss per share, basic and diluted	$(0. 07)	$(0.13)

Our calculation of diluted loss per share excludes 5,645,007 and 5,861,427 shares of common stock issuable upon exercise of employee stock options as of March 31, 2008 and 2007, respectively, and 238,638 and 260,000 of non-vested shares issuable upon exercise of restricted stock awards of March 31, 2008 and 2007 because their inclusion in the calculation would be anti-dilutive. As of March 31, 2008 and 2007, there was no common stock subject to repurchase.

4.	Investments in Marketable Securities

Investments in marketable securities consist of money market funds, commercial paper and debt securities with readily determinable fair values. We account for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments. We classify investments in marketable securities as available-for-sale and all reclassifications made from unrealized gains/losses to realized gains/losses are determined based on the specific identification method.

Included within our short-term investments at December 31, 2007 was $2.4 million of AAA and AAA1/A1 rated investments in auction rate securities. Auction rate securities held by us are taxable municipal bonds with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities.

During the first quarter we redeemed $1.5 million of these securities and at March 31, 2008 we held $875,000 of auction rate securities. The liquidity issues in U.S. and global credit and capital markets during 2008 have resulted in a number of failed dutch auctions in the auction rate securities market. We have experienced failed auctions for our remaining auction rate securities during 2008, meaning that the amount of securities submitted for sale exceeded the amount of purchase orders for these securities. This has resulted in an illiquid asset for us, even though we continue to earn interest on these securities according to their stated terms. Because of this lack of liquidity, the remaining balance of our auction rate securities has been reclassified to a long-term asset at March 31, 2008.

We continue to work with the financial institution that marketed these auction rate securities to us as a liquid money-market asset to enable us to liquidate these securities in an orderly manner. None of the underlying securities have had any credit rating adjustments, but the overall lack of liquidity in the auction rate securities market has resulted in us holding an illiquid asset. Our current liquidity situation is such that we do not have to redeem these securities in the short term. The lack of liquidity also means that we do not have a readily discernable market valuation with which to value these securities. Therefore we continue to carry these securities at par-value as we have historically valued them at par value since that is the value we receive when we trade these securities in an established market. Any differences between par value and the purchase price or settlement have historically been comprised of accrued interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A in our 2007 Annual Report on Form 10-K and in Part II, Item 1A of this Form 10-Q for a discussion of items that may affect our future results.

Overview

We design, manufacture and market efficient, reliable and green power quality solutions and Uninterruptible Power Supply (UPS) systems that provide business continuity and protect customers in the event of an electric power disturbance. Our products are designed to provide power quality to protect customers from voltage fluctuations such as surges and sags, frequency fluctuations, and to also provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power, or the time required to switch to electric generator power. Our products are designed to be environmentally friendly compared to existing solutions without compromising functionality, efficiency or cost. As of March 31, 2008 we have shipped over 1,800 flywheels in UPS system installations, delivering more than 450 megawatts of power to customers in over 40 countries around the world.

Our patented flywheel energy storage systems store kinetic energy by constantly spinning a compact steel wheel (flywheel) driven from utility power in a low friction environment. When the utility power used to spin the flywheel fluctuates or is interrupted, the flywheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity known as “bridging power” for short periods until utility power is fully restored or a backup electricity generator starts and takes over generating longer term power in the case of an extended electrical outage. We sell our flywheel products to commercial and industrial customers across a variety of vertical markets, including manufacturing, technology, communications, utilities, healthcare, banking and military and in all geographic regions of the world, but particularly in North America, Western Europe and Asia.

We believe that our flywheel products provide many advantages over traditional battery-based systems, including substantial space savings, higher power densities, “green” energy storage and power efficiencies as high as 98% that reduce total operating costs. We offer our flywheel products with load capabilities from 130 kVA to 3,600 kVA, while typically targeting power density applications above 200 kVA since the majority of these customers already have back-up generators. We market our flywheel products under the brand name CleanSource®. CleanSource DC is a non-chemical replacement for lead-acid batteries used for bridging power. Utilizing our flywheel energy storage technology, the CleanSource DC is a stand-alone, direct current (DC) product that is compatible with all major brands of UPS. We built on the technological success of CleanSource DC by creating a battery-free UPS, CleanSource UPS, which integrates the UPS electronics and our flywheel energy storage system into one compact cabinet. CleanSource UPS represent the majority of our current revenue. The CleanSource UPS is also marketed directly by Caterpillar Inc. under an OEM relationship with us. Combining our CleanSource UPS with a generator provides customers with complete short and long-term protection in the event of a power disturbance.

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

Results of Operations

($ in thousands)	Three months ended March 31,				Variance 2008 vs. 2007
	2008	% of total revenue	2007	% of total revenue	$	%
Product revenue	$6,248	83%	$5271	88%	$977	19%
Service and spares revenue	1,290	17%	702	12%	588	84%

Total revenue	7,538	100%	5,973	100%	1,565	26%

Cost of product revenue	5,657	75%	4,911	82%	746	15%
Cost of service and spares revenue	1,098	15%	725	12%	373	51%

Total cost of revenue	6,755	90%	5,636	94%	1,119	20%

Gross profit	783	10%	337	6%	446	132
Operating expenses:
Research and development	1,402	19%	1,584	27%	(182)	(11%)
Selling and marketing	2,950	39%	2,625	44%	325	12%
General and administrative	1,182	16%	2,751	46%	(1,569)	(57%)

Total operating expenses	5,534	73%	6,960	117%	(1,426)	(20%)

Operating loss	(4,751)	(63%)	(6,623)	(111%)	(1,872)	(28%)
Interest income	163	2%	201	3%	(38)	(19%)
Other income (expense)	119	2%	(2)	—	121	6050%

Net loss	$(4,469)	(59%)	$(6,424)	(108%)	$(1,955)	(30%)

Product revenue. Product revenue consists of sales of our CleanSource power quality products, comprised of both UPS and DC product lines, and sales of third-party ancillary equipment, such as engine generators, electrical and switchgear products.

The increase in product revenue from the same period of 2007 was due to higher sales of our 250-900 kVA UPS product line. A single product, depending on its power rating, may be comprised of multiple flywheel units. The average selling price over the first three months of 2008 was $78,000 per quarter-megawatt flywheel, compared to $82,000 over the same period in 2007. The increase in product revenue and the corresponding decrease in the average selling price is the result of an increase in transactions in our OEM channels in 2008 compared to 2007, which typically generate lower average selling prices to us than sales made directly to end-users.

During the three-month period ended March 31, 2008 we sold 64 flywheel units compared to 48 flywheel units in the comparable period of 2007. The frequency and timing of our larger system sales, including megawatt class UPS products, made directly by us is more unpredictable than orders received from our OEM partners, and can result in material changes in period-to-period revenue. Such revenues may also occur in periods other than when originally anticipated, which can add to the potential variability in our quarterly financial results and affect our ability to meet forecasted targets.

North American sales were 61% of our total revenue for the three-month period ended March 31, 2008 compared to 60% for the same period of 2007, and 50% in the three-month period ended December 31, 2007.

Since 2005 we have been increasing the size of our direct sales organization in an effort to expand the territories in which we sell our Active Power branded products. Most of this effort initially was focused in the EMEA market where we now have multiple sales offices. In 2007 we also opened our first Asian sales office in Tokyo. Sales of Active Power branded products through our direct and manufacturer’s representative channels were 56% of our total revenues for the three-month period ended March 31, 2008 compared to 76% for the same period of 2007. Although our overall direct sales have decreased in the current quarter, direct sales continue to increase in both the EMEA and North American markets. As direct sales typically have higher profit margins than sales through our OEM channels, we will continue to focus on our direct sales channel to increase revenue and improve profit margins. We believe sales of our Active Power branded products to government facilities and industrial customers in regions that were not covered by our OEMs will continue to increase over time and will continue to become a larger percentage of our total revenue.

Caterpillar remains our largest OEM partner and largest overall customer and represented 44% of our revenue for the three-month period ended March 31, 2008, compared to 23% of our revenue for the three-month period ended March 31, 2007. On April 23, 2008, we entered into a new purchase agreement with Caterpillar, effective as of January 1, 2008, governing the sale of products by us to Caterpillar. This purchase agreement has an initial term of three years and provides that Caterpillar will continue to market certain of our flywheel-based uninterruptible power supply products under the Caterpillar brand as a complement to Caterpillar’s own product line. We will supply and Caterpillar will purchase all of Caterpillar’s Electric Power Division’s requirements for our products. We have had recent success with Caterpillar selling our megawatt-class UPS products along with their large engine generators, and expect total revenue from this channel to continue to increase in 2008 in absolute terms.

Our products perform well in harsh environments where power quality is particularly poor, which makes them a good fit for industrial countries with a poor power infrastructure and therefore we have focused our direct sales efforts to these customers. Due to the large size of some of our customer orders relative to our current total revenue levels, our quarterly total revenue trend and the proportion of sales made directly by us can be expected to fluctuate quarterly from the amounts recorded so far in 2008. We have also seen and anticipate a further increase in capital spending in data centers where there is a requirement for higher-density power solutions such as flywheels, and believe that this along with our expanding direct sales strategy will result in higher product revenue levels for us in 2008.

Service and spares revenue. Service and spares revenue primarily relates to revenue generated from installation, startup, repairs or reconfigurations of our products, and the sale of spare or replacement parts to our OEM and end-user customers. It also includes revenue associated with the costs of travel of our service personnel. Service and spares revenue increased by 84% for the three-month period ended March 31, 2008 compared to the same prior year period. This increase is primarily due to higher levels of service and contract work from direct product sales made in prior quarters. For some of these customers we provide a full power solution, including site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user. We anticipate that service and spares revenue will continue to grow with product revenue and as our installed base of product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required. Where we make sales through our OEM channel, it is typical for the OEM to provide these type of services to their end-user customers.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance.

The cost of product revenue as a percentage of total product revenue in the three-month period ended March 31, 2008 decreased by 7% compared to the comparable period in 2007 due to the effect of increased flywheel units sold, improved efficiency in our manufacturing operations and material and overhead costs reductions. We have instituted programs to reduce product and component costs where feasible, and this has resulted in a decrease in materials costs as a percentage of product revenue and helped us to mitigate the impact of increased raw commodity pricing on our total product costs. We continue to operate a manufacturing facility that has a capacity level significantly greater than our current product revenue levels. In addition, a large portion of the costs involved in operating our manufacturing facility are fixed in nature and we incur approximately $1.2 million to $1.5 million in unabsorbed overhead each quarter. We continue to work on reducing our product costs through design enhancements and modifications, and vendor management programs. The accomplishment of material gross-margin levels is heavily dependent upon our sales channel mix and the effectiveness of our product pricing to our customers. Our ability to maintain and grow positive product gross margin will depend on multiple factors, including our ability to continue to reduce material costs, improve our sales channel mix in favor of direct sales versus OEM, our ability to increase product prices, and to increase our total revenues to a level that will allow us to improve the utilization of our manufacturing operations.

Items that could impact our ability to further improve our gross margin include sales product volume and mix, pricing discounts and customer incentives, currency fluctuations, and variations in our product cost and productivity.

Cost of service and spares revenue. Cost of service and spares revenue includes the cost of component parts, as well as labor and overhead of our spare parts, costs associated with travel and labor used in servicing a unit and unabsorbed overhead from the service group. The cost of service and spares revenue decreased to 85% of service and spares revenue in the three-month period ended of March 31, 2008 compared to 103% in the same period of 2007. This decrease reflects better utilization of our service personnel, improved pricing for service, and higher margins on contract work compared to the prior period and the benefits of higher service volume to help meet the fixed costs of our service infrastructure.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and product development activities, as well as an allocated portion of our occupancy costs. Overall our research and development expenses were $182,000 or 11% lower than the first quarter of 2007, and were $26,000 or 2% lower than the preceding quarter. The decrease from the same period in 2007 was due to headcount reductions and lower project related development costs this year. The prior year expenses included higher prototype and development costs for our CoolAir DC product and costs incurred in paralleling our megawatt-class UPS product. We believe research and development expenses in the second quarter will stay at similar levels to those recorded in the first quarter.

Selling and marketing. Selling and marketing expenses primarily consist of compensation, including variable sales compensation, and related costs for sales and marketing personnel, related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs. Selling and marketing costs were $325,000 or 12% higher than the amount recorded in the first quarter of 2007, and were $120,000 or 4% lower than the immediately preceding quarter. The increase from the same period in 2007 is due to increased variable sales compensation associated with the increase in revenue compared to 2007. The decrease in our sales and marketing costs from the three-month period ended December 31, 2007 reflects lower variable sales compensation, particularly in our EMEA market, due to the lower sales volume that we had during that period. Our total headcount in sales and marketing remains at similar levels to last quarter, although we have changed the composition of our sales team over the last year as we expand our direct sales force. We believe that sales and marketing expenses will increase slightly in the second quarter as our revenue levels increase and our variable compensation increases.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including sales, property and franchise taxes. General and administrative expenses decreased by $1,569,000 or 57% from the levels of the same period in 2007 and decreased by $227,000, or 16% from the three-month period ended December 31, 2007. This decrease from the same period in the prior year was primarily attributable to $1.5 million of professional fees incurred last year with a review of our historical stock option granting procedures that covered the period from 2000 through 2006. During the last quarter of 2007, we incurred legal fees in connection with a tender offer with respect to certain of the Company’s employees as a result of the stock option review to correct errors in option pricing. We are currently in the process of negotiating to settle the outstanding tax matters resulting from the option investigation with the Internal Revenue Service, and may still record additional expense to cover tax obligations for innocent employees who were affected by the option review. We would record any further expenses at the time we legally finalize those obligations for our employees. Absent the impact of such expenses from the option review, we anticipate that the level of general and administrative expenses should stay at similar levels in the second quarter of 2008.

Interest income. Interest income has decreased from $201,000 in the three-month period ended March 31, 2007 to $163,000 in the three-month period ended March 31, 2008. This reflects the decrease in our average cash and investments balance compared to the prior year as we have used our investments to fund operations and from decreasing interest rates available in credit markets. Our average cash and investments balance over the three month period ending March 31, 2008 has decreased by approximately $1.1 million or 6% compared to the average balance over the comparable period ending March 31, 2007.

Other income (expense). Other income in the current quarter increased over the preceding quarter due to sale of previous expensed equipment and foreign exchange gains on a bank account held in foreign currency.

Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2008 consisted of $17.4 million of cash and investments and the funds available to us under our $5 million revolving credit facility with our bank. We have primarily funded our operations through public and private placements of our common stock as well as $10.0 million in development funding received from Caterpillar since 1999, and from our product, service and spares revenue. We believe that our cash and investments on hand will be sufficient to fund our operations through the next twelve months based upon our historical and projected cash burn.

The following table summarizes the quarterly changes in cash used in operating activities:

($ in thousands)	Three months ended March 31,		Variance 2008 vs. 2007
	2008	2007	$	%
Cash used in operating activities	$(5,006)	$(3,240)	$1,766	55%

Cash used in operating activities increased by 55% compared to the same period of 2007. This is primarily attributable to changes in our working capital compared to the prior period. We were able to secure advance payments of $1 million from certain foreign customers in the prior quarter in advance of recognizing revenues that benefited our cash used in operating activities in the prior quarter. This resulted in a decrease in our deferred revenues in the current period as this benefit reversed. We also had a further $1 million decrease in our accrued liabilities in the current period as we paid property and sales and VAT taxes, professional fees and year end compensation. We anticipate that the level of cash used in operating activities will decrease in the second quarter as we continue to increase our revenue and have fewer fluctuations in our working capital.

Investing activities primarily consist of sales and purchases of investments and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these funds to finance our ongoing operations. Capital expenditures were $243,000 in the three-month period ending March 31, 2008 compared to $355,000 in the same period of 2007.

Funds provided by financing activities during the three months ended March 31, 2008 reflect proceeds from employee share purchases. The increase in funds from financing activities compared to the comparable period of 2007 is due higher levels of stock option exercises by the Company’s employees.

As noted above, we believe our existing cash and investments balances at March 31, 2008 will be sufficient to meet our cash requirements through at least the next 12 months, although we may elect to seek additional funding prior to that time. Beyond the next 12 months, our cash requirements will depend on many factors, including the rate of sales growth, the success of our direct selling strategy, the market acceptance of our products, including the CoolAir DC product family, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the efficiency of our manufacturing processes, and the timing and extent of research and development projects.

As of March 31, 2008, we held $875,000 in auction rate securities. Due to difficulties in US credit and capital markets, there have been a number of failed auctions in the US auction rate securities market in 2008. We have experienced failed auctions for the municipal bond instruments that we hold, resulting in a lack of liquidity for these securities. We continue to earn interest on these securities but are, in the short term at least, unable to liquidate these investments in an orderly manner. As a result we have reclassified these securities as a long-term investment at March 31, 2008.

We continue to work with the financial institution that marketed these auction rate securities to us as a liquid money-market asset to enable us to liquidate these securities in an orderly manner. None of the underlying securities have had any credit rating adjustments, but the overall lack of liquidity in the auction rate securities market has resulted in us holding an illiquid asset. Our current liquidity situation is such that we do not have to redeem these securities in the short term. The lack of liquidity also means that we do not have a readily discernable market valuation with which to value these securities. Therefore we continue to carry these securities at par value consistent with our historical practice since that is the value we receive when we trade these securities in an established market. Any differences between par value and the purchase price or settlement have historically been comprised of accrued interest.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), Business Combinations (SFAS 141(R)), which establishes the acquisition method to account for business combinations. SFAS 141(R) requires the acquiring entity to recognize all of the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. These rules are effective for transactions closing after January 1, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by $116,000.

Our international sales have historically been made in U.S. dollars. As we increase sales in foreign markets, particularly those markets where we have a physical presence, we are making more sales that are denominated on other currencies, primarily euros and British pounds. Those sales in currencies other than U.S. dollars can result in transaction gains and losses which have not been material to date. Currently, we do not engage in hedging activities for our international operations other than an increasing amount of sales and support expenses being incurred in foreign currencies. However, we may engage in hedging activities in the future.

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 1A – “Risk Factors” in our 2007 Annual Report on Form 10-K. Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(f) under the Securities Exchange Act of 1934. Based on their evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.

During the three months ended March 31, 2008 there was no change in our internal control over financial reporting that occurred that has materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On January 22, 2008, we initiated legal proceedings in the U.S. District Court for the District of Puerto Rico against Antilles Power Depot, Inc.(Antilles), our distributor in Puerto Rico, seeking payment of outstanding balances from Antilles, our costs of litigation, and a declaratory judgment establishing that we have “just cause” to terminate our distribution agreement due to Antilles non-performance of its contractual obligations, including non-payment of outstanding amounts. Antilles has formally responded to our complaint and has filed counterclaims against us seeking (i) approximately $100,000 in finance charges, (ii) a declaratory judgment establishing we do not have “just cause” to terminate the distribution agreement, and (iii) damages of no less than $560,000 in the event that we terminate the distribution agreement without “just cause”. We have filed a motion to dismiss these counterclaims and are currently waiting for Antilles opposition to the same.

We have previously reserved fully for the amounts due from Antilles. We have initiated the declaratory judgment action to obtain a judicial determination that we are not subject to potential payments or penalties that would be otherwise payable to Antilles under the Puerto Rico Act No. 75 which is designed to compensate local distributors whose distribution rights are terminated without “just cause” (as that term is defined under Puerto Rico law). Until this matter is resolved we are unable to sell our products in Puerto Rico directly or to engage a new distributor in that market. We do not anticipate the costs of this litigation to be material to our financial results. We anticipate potential discovery of this case to continue into the second quarter of 2008.

Item 1A.	Risk Factors

You should carefully consider the risks described in Item 1A of our 2007 Annual Report on Form 10-K before making a decision to invest in our common stock or in evaluating Active Power and our business. The risks and uncertainties described in our 2007 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the risks described in our 2007 Annual Report on Form 10-K could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

Our increased emphasis on a direct sales model and our transaction and customer concentration may affect our ability to accurately predict the timing of revenues and to meet short-term expectations of operating results.

Our increased emphasis on a direct sales model has increased the effort and time required by us to complete sales to customers. Further, a larger portion of our quarterly revenue is derived from relatively few large transactions with relatively few customers. For example, in the first quarter of 2008, our five largest customers contributed 74% of our revenue. Our shift to the direct sales model, or any delay in completing these large sales transactions or reduction in the number of customers or large transactions, may result in significant fluctuations in our quarterly revenue. Further, we use anticipated revenues to establish our operating budgets and a large portion of our expenses, particularly rent and salaries, are fixed in the short term. As a result, any shortfall or delay in revenue could result in increased losses and would likely cause our operating results to be below public expectations. The occurrence of any of these events would likely cause the market price of our common stock to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following documents are filed as exhibits to this report:

3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the “IPO Registration Statement”))

3.2.*	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on February 2, 2007)

3.3*	Amendment to Second Amended and Restated Bylaws (filed as Exhibit 3.01 to Active Power’s Current Report on Form 8-K filed December 7, 2007)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to the IPO Registration Statement)

4.2*	Rights Agreement, dated as of December 13, 2001, between the Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K dated December 13, 2001)

4.3*	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

4.4*	Registration Rights Agreement dated August 14, 2007 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 14, 2007)

10.1†	Purchase Agreement effective as of January 1, 2008 between Active Power and Caterpillar, Inc.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer

31.2	Rule 13a-15(e)/15d-15(e) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Incorporated by reference to the indicated filing.
†	Confidential treatment has been requested for certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

April 28, 2008	/s/ James A. Clishem
(Date)	James A. Clishem
President and Chief Executive Officer (Principal Executive Officer)

April 28, 2008	/s/ John K. Penver
(Date)	John K. Penver
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)