Form 10-Q
period 2008-06-30
ACTIVE POWER INC
filed 2008-07-28
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of common stock, par value of $0.001 per share, outstanding at July 24, 2008 was 60,458,311.

ACTIVE POWER, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Active Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,298	$15,504
Short-term investments in marketable securities	655	6,581
Accounts receivable, net	5,934	5,177
Inventories	8,678	9,198
Prepaid expenses and other	593	540

Total current assets	28,158	37,000
Property and equipment, net	5,191	5,530
Long-term investments in marketable securities	1,241	407
Other assets	439	389

Total assets	$35,029	$43,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,526	$2,342
Accrued expenses	4,681	5,793
Deferred revenue	2,351	1,918

Total current liabilities	9,558	10,053
Long-term liabilities	25	25
Stockholders’ equity:
Common stock	60	60
Treasury stock	(59)	(5)
Additional paid-in capital	259,458	258,630
Accumulated deficit	(234,297)	(225,401)
Other accumulated comprehensive income	284	(36)

Total stockholders’ equity	25,446	33,248

Total liabilities and stockholders’ equity	$35,029	$43,326

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product revenue	$5,592	$7,725	$11,840	$12,996
Service and spares revenue	1,196	1,457	2,486	2,159

Total revenue	6,788	9,182	14,326	15,155

Cost of product revenue	4,765	6,469	10,422	11,380
Cost of service and spares revenue	1,081	1,166	2,179	1,891

Total cost of revenue	5,846	7,635	12,601	13,271

Gross profit	942	1,547	1,725	1,884

Operating expenses:
Research and development	1,304	1,326	2,706	2,910
Selling and marketing	3,055	2,621	6,005	5,246
General and administrative	1,186	2,456	2,368	5,207

Total operating expenses	5,545	6,403	11,079	13,363

Operating loss	(4,603)	(4,856)	(9,354)	(11,479)

Interest income	91	159	254	360
Other income	85	51	204	49

Net loss	$(4,427)	$(4,646)	$(8,896)	$(11,070)

Net loss per share, basic & diluted	$(0.07)	$(0.09)	$(0.15)	$(0.22)
Shares used in computing net loss per share, basic & diluted	60,124	50,090	60,124	50,089

Comprehensive loss:

Net loss	$(4,427)	$(4,646)	$(8,896)	$(11,070)
Translation gain on subsidiaries in foreign currencies	152	38	322	(106)
Change in unrealized loss on investments in marketable securities	(5)	5	(2)	17

Comprehensive loss	$(4,280)	$(4,603)	$(8,576)	$(11,159)

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(8,896)	$(11,070)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	928	1,001
Change in allowance for doubtful accounts	7	(31)
Accretion of premium/discount on marketable securities	(48)	(17)
(Gain) Loss on disposal of fixed assets	(61)	288
Stock-based compensation	810	1,045
Changes in operating assets and liabilities:
Accounts receivable	(764)	(468)
Inventories	564	(542)
Prepaid expenses and other assets	(103)	158
Accounts payable	184	(226)
Accrued expenses	(1,112)	1,845
Deferred revenue	433	328
Long term liabilities	—	25

Net cash used in operating activities	(8,058)	(7,664)

Investing activities
Purchases of marketable securities	(2,032)	(246)
Sales/maturities of marketable securities	7,172	7,300
Purchases of property and equipment	(668)	(433)
Sales of property and equipment	94	—

Net cash provided by investing activities	4,566	6,621

Financing activities
Net proceeds from issuance of common stock	18	6
Purchases of treasury stock	(54)	—

Net cash (used) provided by financing activities	(36)	6

Translation gain (loss) on subsidiaries in foreign currencies	322	(106)

Change in cash and cash equivalents	(3,206)	(1,143)
Cash and cash equivalents, beginning of period	15,504	7,652

Cash and cash equivalents, end of period	$12,298	$6,509

See accompanying notes.

Active Power, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited)

1.	Significant Accounting Policies

Basis of presentation: Active Power, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “Active Power” or the “Company”) design, manufacture and market critical power quality solutions that provide business continuity and protect customers in the event of an electrical power disturbance. Our products are designed to provide power quality to protect customers from voltage fluctuations, such as surges and sags, and frequency fluctuations, and also to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power, or the time required to switch to electrical generator power. We target global enterprises with zero tolerance for downtime in their mission critical business operations. The Uninterruptible Power Supply (“UPS”) products we manufacture utilize green technologies to create a renewable energy source. We sell our products globally through direct, manufacturer’s representative and Original Equipment Manufacturer (“OEM”) channels. Our current principal markets are North America and Europe, Middle East and Africa (“EMEA”).

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

2.	Supplemental Balance Sheet Information

Receivables

Accounts receivable consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Trade receivables	$6,347	$5,583
Allowance for doubtful accounts	(413)	(406)

	$5,934	$5,177

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out method (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$6,096	$6,340
Work in process and finished goods	4,596	5,054
Allowances for obsolescence	(2,014)	(2,196)

	$8,678	$9,198

Included in inventory at June 30, 2008 and December 31, 2007 were $1.8 and $2.2 million, respectively, of inventory net of reserves relating exclusively to our CoolAir family of products. In December 2007 we recorded reserves of $1.8 million against the CoolAir inventory as a result of our expectations of future product demand and future product development initiatives that potentially would result in excess quantities of CoolAir inventory. If these expectations are not met during 2008 and we are unable to sell sufficient quantities of our finished CoolAir products, we may need to record an additional impairment charge for some or all of the remaining amount of this inventory.

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Equipment	$9,668	$9,409
Computers and software	2,751	2,672
Demonstration units	1,042	1,082
Furniture and fixtures	351	331
Leasehold improvements	7,268	7,232
Construction in progress	71	—

	21,151	20,726

Accumulated depreciation	(15,960)	(15,196)

	$5,191	$5,530

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Compensation and benefits	$1,474	$1,812
Warranty liability	976	819
Federal, state, property and sales taxes	950	1,177
Professional fees	625	1,008
Other	656	977

	$4,681	$5,793

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from us, whichever period is shorter. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is contained in accrued expenses on the accompanying balance sheet.

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2007	$819
Warranty expense	404
Warranty charges incurred	(247)

Balance at June 30, 2008	$976

3.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(4,427)	$(4,646)	$(8,896)	$(11,070)

Basic and diluted:
Weighted-average shares of common stock outstanding	60,124	50,090	60,124	50,089

Shares used in computing net loss per share, basic and diluted	60,124	50,090	60,124	50,089

Net loss per share, basic and diluted	$(0.07)	$(0.09)	$(0.15)	$(0.22)

Our calculation of diluted loss per share excludes 6,050,717 and 5,400,995 shares of common stock issuable upon exercise of employee stock options as of June 30, 2008 and 2007, respectively, and 235,344 and 250,000 of non-vested shares issuable upon exercise of restricted stock awards as of June 30, 2008 and 2007, respectively, because their inclusion in the calculation would be anti-dilutive. As of June 30, 2008 and 2007, there was no common stock subject to repurchase.

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

Included within our short-term investments at December 31, 2007 was $2.4 million of AAA and AAA1/A1 rated investments in auction rate securities. Auction rate securities held by us are taxable municipal bonds with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. During the first two quarters we redeemed an aggregate of $1.6 million of these securities and at June 30, 2008 we held $825,000 of auction rate securities. The liquidity issues in U.S. and global credit and capital markets during 2008 have resulted in a number of failed dutch auctions in the auction rate securities market. We have experienced failed auctions for our remaining auction rate securities during 2008, meaning that the amount of securities submitted for sale exceeded the amount of purchase orders for these securities. This has resulted in an illiquid asset for us, even though we continue to earn interest on these securities according to their stated terms. Because of this lack of liquidity, the remaining balance of our auction rate securities has been classified as a long-term asset at June 30, 2008.

We continue to work with the financial institution that marketed these auction rate securities to us as a liquid money-market asset to enable us to liquidate these securities in an orderly manner. None of the underlying securities have had any credit rating adjustments, but the overall lack of liquidity in the auction rate securities market has resulted in us holding an illiquid asset. Our current liquidity situation is such that we do not have to redeem these securities in the short term. The lack of liquidity also means that we do not have a readily discernable market valuation with which to value these securities. Therefore we continue to carry these securities at par value as we have historically valued them at par value since that is the value we receive when we trade these securities in an established market. Any differences between par value and the purchase price or settlement have historically been comprised of accrued interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” of Part 1, Item 1A of our 2007 Annual Report on Form 10-K and in Part II, Item 1A of this Form 10-Q for a discussion of items that may affect our future results.

Overview

We design, manufacture and market efficient, reliable and green power quality solutions and Uninterruptible Power Supply (UPS) systems that provide business continuity and protect customers in the event of an electric power disturbance. Our products are designed to provide power quality to protect customers from voltage fluctuations, such as surges and sags, and frequency fluctuations, and also to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power, or the time required to switch to electric generator power. Our products are designed to be environmentally friendly compared to existing solutions without compromising functionality, efficiency or cost. As of June 30, 2008 we have shipped over 1,800 flywheels in UPS system installations, delivering more than 450 megawatts of power to customers in over 40 countries around the world.

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

Results of Operations

	Three months ended June 30,				Variance 2008 vs. 2007
($ in thousands)	2008	% of total revenue	2007	% of total revenue	$	%
Product revenue	$5,592	82%	$7,725	84%	$(2,133)	(28)%
Service and spares revenue	1,196	18%	1,457	16%	(261)	(18)%

Total revenue	6,788	100%	9,182	100%	(2,394)	(26)%

Cost of product revenue	4,765	70%	6,469	70%	(1,704)	(26)%
Cost of service and spares revenue	1,081	16%	1,166	13%	(85)	(7)%

Total cost of revenue	5,846	86%	7,635	83%	(1,789)	(23)%

Gross profit	942	14%	1,547	17%	(605)	(39)%
Operating expenses:
Research and development	1,304	19%	1,326	14%	(22)	(2)%
Selling and marketing	3,055	45%	2,621	29%	434	17%
General and administrative	1,186	17%	2,456	27%	(1,270)	(52)%

Total operating expenses	5,545	82%	6,403	70%	(858)	(13)%

Operating loss	(4,603)	(68)%	(4,856)	(53)%	253	5%
Interest income	91	1%	159	2%	(68)	(43)%
Other income	85	1%	51	1%	34	67%

Net loss	$(4,427)	(65)%	$(4,646)	(51)%	$219	5%

	Six months ended June 30,				Variance 2008 vs. 2007
($ in thousands)	2008	% of total revenue	2007	% of total revenue	$	%
Product revenue	$11,840	83%	$12,996	86%	$(1,156)	(9)%
Service and spares revenue	2,486	17%	2,159	14%	327	15%

Total revenue	14,326	100%	15,155	100%	(829)	(5)%

Cost of product revenue	10,422	73%	11,380	75%	(958)	(8)%
Cost of service and spares revenue	2,179	15%	1,891	12%	288	15%

Total cost of revenue	12,601	88%	13,271	88%	(670)	(5)%

Gross profit	1,725	12%	1,884	12%	(159)	(8)%
Operating expenses:
Research and development	2,706	19%	2,910	19%	(204)	(7)%
Selling and marketing	6,005	42%	5,246	35%	759	14%
General and administrative	2,368	17%	5,207	34%	(2,839)	(55)%

Total operating expenses	11,079	77%	13,363	88%	(2,284)	(17)%

Operating loss	(9,354)	(65)%	(11,479)	(76)%	2,125	19%
Interest income	254	2%	360	2%	(106)	(29)%
Other income	204	1%	49	—	155	316%

Net loss	$(8,896)	(62)%	$(11,070)	(73)%	$2,174	20%

Product revenue. Product revenue consists of sales of our CleanSource power quality products, comprised of both UPS and DC product lines, and sales of third-party ancillary equipment, such as engine generators, electrical and switchgear products.

The decrease in product revenue for the three and six month periods ended June 30, 2008 was due to lower ancillary project revenue compared to the same periods of 2007 as a result of timing of orders and a lower number of flywheel units sold. A single product, depending on its power rating, may be comprised of multiple flywheel units. The average selling price during the second quarter of 2008 was $82,000 per quarter-megawatt flywheel, compared to $69,000 over the same period in 2007. Although the average selling price increased, which reflects an increase in the sale of higher priced products, such as the 250-900 kVA UPS product line, and price increases that we made in 2008, the lower number of units sold and the lower ancillary project revenue resulted in lower product revenue compared to the second quarter of 2007.

During the three-month period ended June 30, 2008 we sold 62 flywheel units compared to 81 flywheel units in the comparable period of 2007. The frequency and timing of our larger system sales, including megawatt class UPS products, made directly by us is more unpredictable than orders received from our OEM partners, and can result in material changes in period-to-period revenue and the number of units sold. Such revenues may also occur in periods other than when originally anticipated, which can add to the potential variability in our quarterly financial results and affect our ability to meet forecasted targets.

North American sales were 77% of our total revenue for the three-month period ended June 30, 2008 compared to 66% for the same period of 2007, and 61% in the immediately preceding quarter of 2008.

Since 2005 we have been increasing the size of our direct sales organization in an effort to expand the territories in which we sell our Active Power branded products. Most of this effort initially was focused in the EMEA market where we now have multiple sales offices. In 2007 we also opened our first Asian sales office in Tokyo. Sales of Active Power branded products through our direct and manufacturer’s representative channels were 50% of our total revenues for the three-month period ended June 30, 2008 compared to 67% for the same period of 2007. Although our overall direct sales have decreased in the second quarter of 2008, we expect direct sales will continue to increase in both the EMEA and North American markets as we continue to focus on building a direct sales organization. As direct sales typically have higher profit margins than sales through our OEM channels, we will continue to focus on our direct sales channel to increase revenue and improve profit margins. We believe sales of our Active Power branded products to government facilities and industrial customers in regions that are not covered by our OEMs will continue to increase over time and will continue to become a larger percentage of our total revenue.

Caterpillar remains our largest OEM partner and largest overall customer and represented 50% of our revenue for the three-month period ended June 30, 2008, compared to 32% of our revenue for the three-month period ended June 30, 2007. On April 23, 2008, we entered into a new purchase agreement with Caterpillar, effective as of January 1, 2008, governing the sale of products by us to Caterpillar. This purchase agreement has an initial term of three years and provides that Caterpillar will continue to market certain of our flywheel-based uninterruptible power supply products under the Caterpillar brand as a complement to Caterpillar’s own product line. We will supply and Caterpillar will purchase all of Caterpillar’s Electric Power Division’s requirements for our products. We have had recent success with Caterpillar selling our megawatt-class UPS products along with their large engine generators, and expect total revenue from this channel to continue to increase in 2008 in absolute terms.

Our products perform well in harsh environments where power quality is particularly poor, which makes them a good fit for industrial countries with a poor power infrastructure and therefore we have focused our direct sales efforts to these customers. Due to the large size of some of our customer orders relative to our current total revenue levels, our quarterly total revenue trend and the proportion of sales made directly by us can be expected to fluctuate quarterly from the amounts recorded so far in 2008. We have also seen and anticipate a further increase in capital spending in data centers where there is a requirement for higher-density power solutions such as flywheels, and believe that this along with our expanding direct sales strategy will result in higher product revenue levels for us for the remainder of 2008.

Service and spares revenue. Service and spares revenue primarily relates to revenue generated from installation, startup, repairs or reconfigurations of our products and the sale of spare or replacement parts to our OEM and end-user customers. It also includes revenue associated with the costs of travel of our service personnel. Service and spares revenue decreased by 18% for the three-month period ended June 30, 2008 compared to the same prior year period. This decrease was primarily due to timing of contract work related to large systems projects, and the absence of such projects in the second quarter of 2008. For some of these customers we provide a full power solution, including site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user. We anticipate that service and spares revenue will continue to grow with product revenue and as our installed base of product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required. Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total product revenue in the three-month period ended June 30, 2008 remained at 70%, compared to the same period in 2007. Although we have instituted programs to reduce product and component costs where feasible, the impact of increased raw commodity pricing and a lower number of flywheel units sold has kept the product cost as a percentage of total product revenue steady. We continue to operate a manufacturing facility that has a capacity level significantly greater than our current product revenue levels. In addition, a large portion of the costs involved in operating our manufacturing facility are fixed in nature and we incur approximately $1.2 million to $1.5 million in unabsorbed overhead each quarter. We continue to work on reducing our product costs through design enhancements and modifications and vendor management programs. The accomplishment of material gross margin levels is heavily dependent upon our sales channel mix and the effectiveness of our product pricing to our customers, as well as the actual volume of units produced. Our ability to maintain and grow positive product gross margin will depend on multiple factors, including our ability to continue to reduce material costs, improve our sales channel mix in favor of direct sales versus OEM, increase product prices, and increase our unit volume and total revenues to a level that will allow us to improve the utilization of our manufacturing operations.

Items that could impact our ability to further improve our gross margin include sales product volume and mix, pricing discounts and customer incentives, currency fluctuations, and variations in our product cost and productivity. Also, if current expectations of future demand for our CoolAir product are not realized, we may be required to record an additional impairment charge for some or all of our remaining CoolAir inventory, which would negatively impact our gross margins.

Cost of service and spares revenue. Cost of service and spares revenue includes the cost of component parts, as well as labor and overhead of our spare parts, costs associated with travel and labor used in servicing a unit and unabsorbed overhead from the service group. The cost of service and spares revenue increased to 90% of service and spares revenue in the three-month period ended June 30, 2008, compared to 80% in the same period of 2007. This decrease reflects less contract work in the second quarter of 2008, as well as higher costs from the expansion of our service department in Europe and Asia to support the growth in the number of units in these regions as well as anticipated growth in the future.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and product development activities, as well as an allocated portion of our occupancy costs. Overall our research and development expenses decreased by $22,000, or 2%, from the second quarter of 2007, and decreased by $98,000, or 7%, from the first quarter of 2008. The decrease from the same period in 2007 was due to headcount reductions and lower project related development costs this year. The prior year expenses included higher prototype and development costs for our CoolAir DC product and costs incurred in paralleling our megawatt-class UPS product. We believe research and development expenses in the third quarter will stay at similar levels to those recorded in the second quarter.

Selling and marketing. Selling and marketing expenses primarily consist of compensation, including variable sales compensation, and related costs for sales and marketing personnel, related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs. Selling and marketing costs were $434,000, or 17%, higher than the amount recorded in the second quarter of 2007, and were $105,000, or 4%, higher than the first quarter of 2008. The increase from the same period in 2007 was due to increased variable sales compensation associated with increased channel partners and distributors compared to 2007 and higher marketing and promotion spending in 2008. The increase in our sales and marketing costs from the first quarter of 2008 reflects increased marketing efforts of our products globally. Our total headcount in sales and marketing has decreased slightly compared to last quarter, and we have changed the composition of our sales team over the last year as we expand our direct sales force. We believe that sales and marketing expenses will increase slightly in the third quarter as our revenue levels increase and our variable compensation increases.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including sales, property and franchise taxes. General and administrative expenses decreased by $1,270,000, or 52%, from the levels of the same period in 2007 and remained steady when compared to the first quarter of 2008. This decrease from the same period in the prior year was primarily attributable to $1.2 million of professional fees incurred last year with a review of our historical stock option granting procedures that covered the period from 2000 through 2006. We are currently in the process of negotiating to settle the outstanding tax matters resulting from the option investigation with the Internal Revenue Service, and may still record additional expense to cover tax obligations for innocent employees who were affected by the option review.

We would record any further expenses at the time we legally finalize those obligations for our employees. Absent the impact of any significant expenses from the option review, we anticipate that the level of general and administrative expenses should stay at similar levels in the third quarter of 2008.

Interest income. Interest income has decreased from $159,000 in the three-month period ended June 30, 2007 to $91,000 in the three-month period ended June 30, 2008. Our average cash and investments balance over the three month period ending June 30, 2008 has increased by approximately $1.0 million, or 7%, compared to the average balance over the comparable period ending June 30, 2007. Interest income decreased due to decreasing interest rates available in credit markets and the mix of our investments between short and long term and cash and cash equivalents.

Other income. Other income in the second quarter of 2008 increased over the preceding quarter due to sale of previous expensed equipment and foreign exchange gains on a bank account held in foreign currency.

Liquidity and Capital Resources

Our principal sources of liquidity as of June 30, 2008 consisted of $14.2 million of cash and investments and the funds available to us under our $5.0 million revolving credit facility with our bank. We have primarily funded our operations through public and private placements of our common stock as well as $10.0 million in development funding received from Caterpillar since 1999, and from our product, service and spares revenue. We believe that our cash and investments on hand will be sufficient to fund our operations through the next twelve months based upon our historical and projected cash burn.

The following table summarizes the changes in cash used in operating activities for the six-month periods ended June 30:

	Six months ended June 30,		Variance 2008 vs. 2007
($ in thousands)	2008	2007	$	%
Cash used in operating activities	$(8,058)	$(7,664)	$394	5%

Cash used in operating activities for the six-month period ending June 30, 2008 increased by 5% compared to the same period of 2007. This is primarily attributable to changes in our working capital compared to the prior period. Although our operating loss declined in 2008, we have used more funds to finance additional accounts receivable, and have paid more accrued liabilities compared to the previous year. We have offset some of this impact through increased levels of customer deposits that are included as deferred revenue on some of our larger system projects and by reducing our inventory levels. We anticipate that the level of cash used in operating activities will be similar to the second quarter as we continue to increase our revenue and have fewer fluctuations in our working capital.

Investing activities primarily consist of sales and purchases of investments and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these funds to finance our ongoing operations. Capital expenditures were $668,000 in the six-month period ending June 30, 2008 compared to $433,000 in the same period of 2007.

Funds used by financing activities during the six months ended June 30, 2008 reflect the issuance of restricted shares to employees less the proceeds from employee share purchases.

As noted above, we believe our existing cash and investments balances at June 30, 2008 will be sufficient to meet our cash requirements through at least the next 12 months, although we may elect to seek additional funding prior to that time. Beyond the next 12 months, our cash requirements will depend on many factors, including the rate of sales growth, the success of our direct selling strategy, the market acceptance of our products, including the CoolAir DC product family, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the efficiency of our manufacturing processes, and the timing and extent of research and development projects.

As of June 30, 2008, we held $825,000 in auction rate securities. Due to difficulties in U.S. credit and capital markets, there have been a number of failed auctions in the U.S. auction rate securities market in 2008. We have experienced failed auctions for the municipal bond instruments that we hold, resulting in a lack of liquidity for these securities. We continue to earn interest on these securities but are, in the short term at least, unable to liquidate these investments in an orderly manner. As a result we have classified these securities as a long-term investment at June 30, 2008.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by $85,000.

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

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.

During the three months ended June 30, 2008 there was no change in our internal control over financial reporting that occurred that has materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On January 22, 2008, we initiated legal proceedings in the U.S. District Court for the District of Puerto Rico against Antilles Power Depot, Inc. (Antilles), our distributor in Puerto Rico, seeking payment of outstanding balances from Antilles, our costs of litigation, and a declaratory judgment establishing that we have “just cause” to terminate our distribution agreement due to Antilles’ non-performance of its contractual obligations, including non-payment of outstanding amounts. Antilles has formally responded to our complaint and has filed counterclaims against us seeking (i) approximately $100,000 in finance charges, (ii) a declaratory judgment establishing we do not have “just cause” to terminate the distribution agreement, and (iii) damages of no less than $560,000 in the event that we terminate the distribution agreement without “just cause”. We have filed a motion to dismiss these counterclaims and are currently waiting for Antilles opposition to the same.

We have previously reserved fully for the amounts due from Antilles. We have initiated the declaratory judgment action to obtain a judicial determination that we are not subject to potential payments or penalties that would be otherwise payable to Antilles under the Puerto Rico Act No. 75 which is designed to compensate local distributors whose distribution rights are terminated without “just cause” (as that term is defined under Puerto Rico law). Until this matter is resolved we are unable to sell our products in Puerto Rico directly or to engage a new distributor in that market. We do not anticipate the costs of this litigation to be material to our financial results. Since June 30, Antilles has contacted us to negotiate the return of equipment to us that was not paid for as a preliminary effort to settle this dispute. We anticipate potential discovery of this case to continue into the third quarter of 2008.

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

Our increased emphasis on a direct sales model has increased the effort and time required by us to complete sales to customers. Further, a larger portion of our quarterly revenue is derived from relatively few large transactions with relatively few customers. For example, in the second quarter of 2008, our five largest customers contributed 65% of our revenue. Our shift to the direct sales model, or any delay in completing these large sales transactions or reduction in the number of customers or large transactions, may result in significant fluctuations in our quarterly revenue. Further, we use anticipated revenues to establish our operating budgets and a large portion of our expenses, particularly rent and salaries, are fixed in the short term. As a result, any shortfall or delay in revenue could result in increased losses and would likely cause our operating results to be below public expectations. The occurrence of any of these events would likely cause the market price of our common stock to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders held on May 15, 2008, our stockholders voted on the following matters:

(1)	The election of two Class II directors to serve until our 2011 annual meeting or until their successors have been elected and qualified. The nominees of the board of directors were elected by the following vote:

Class II Director	Shares Voted in Favor	Shares Voted Against or Withheld
Jan H. Lindelow	48,228,363	1,510,747
James A. Clishem	49,200,411	538,699

(2)	The election of one Class III director to serve until our 2008 annual meeting or until his successor has been elected and qualified. The nominee of the board of directors was elected by the following vote:

Class III Director	Shares Voted in Favor	Shares Voted Against or Withheld
James E. deVenny III	49,211,595	527,515

The directors who were not up for election at the annual meeting but whose terms continued thereafter are Richard E. Anderson, Rodney S. Bond, Benjamin L. Scott and Ake Almgren.

(3)	The approval of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2008. The appointment was approved by the following vote:

Shares Voted in Favor	Shares Voted Opposed	Shares Abstaining
39,737,682	1,054,852	29,247

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following documents are filed as exhibits to this report:

3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the “IPO Registration Statement”))

3.2.*	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on February 2, 2007)

3.3*	Amendment to Second Amended and Restated Bylaws (filed as Exhibit 3.01 to Active Power’s Current Report on Form 8-K filed December 7, 2007)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to the IPO Registration Statement)

4.2*	Rights Agreement, dated as of December 13, 2001, between Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K dated December 13, 2001)

4.3*	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

4.4*	Registration Rights Agreement dated August 14, 2007 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 14, 2007)

10.1*	Purchase Agreement effective as of January 1, 2008 between Active Power and Caterpillar, Inc. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2008.)

10.2	Form of Change of Control Severance Agreement

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Incorporated by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

July 28, 2008	/s/ James A. Clishem
(Date)	James A. Clishem
President and Chief Executive Officer (Principal Executive Officer)

July 28, 2008	/s/ John K. Penver
(Date)	John K. Penver
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)