Form 10-Q
period 2008-09-30
ACTIVE POWER INC
filed 2008-10-28
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of common stock, par value of $0.001 per share, outstanding at October 24, 2008 was 60,458,311.

ACTIVE POWER, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Active Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,717	$15,504
Short-term investments in marketable securities	1,302	6,581
Accounts receivable, net	8,728	5,177
Inventories	8,866	9,198
Prepaid expenses and other	463	540

Total current assets	29,076	37,000
Property and equipment, net	4,943	5,530
Long-term investments in marketable securities	800	407
Other assets	399	389

Total assets	$35,218	$43,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,400	$2,342
Accrued expenses	5,271	5,793
Deferred revenue	3,244	1,918
Revolving line of credit	1,000	—

Total current liabilities	13,915	10,053
Long-term liabilities	25	25
Stockholders’ equity:
Common stock	60	60
Treasury stock	(59)	(5)
Additional paid-in capital	259,910	258,630
Accumulated deficit	(238,412)	(225,401)
Other accumulated comprehensive income	(221)	(36)

Total stockholders’ equity	21,278	33,248

Total liabilities and stockholders’ equity	$35,218	$43,326

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Product revenue	$10,193	$7,007	$22,033	$20,003
Service and spares revenue	2,255	1,227	4,741	3,386

Total revenue	12,448	8,234	26,774	23,389

Cost of product revenue	9,515	5,675	19,937	17,055
Cost of service and spares revenue	1,810	974	3,989	2,865

Total cost of revenue	11,325	6,649	23,926	19,920

Gross profit	1,123	1,585	2,848	3,469

Operating expenses:
Research and development	1,197	1,412	3,903	4,322
Selling and marketing	2,795	2,654	8,800	7,900
General and administrative	1,317	1,244	3,685	6,451

Total operating expenses	5,309	5,310	16,388	18,673

Operating loss	(4,186)	(3,725)	(13,540)	(15,204)

Interest income	68	207	322	567
Other income	3	6	207	55

Net loss	$(4,115)	$(3,512)	$(13,011)	$(14,582)

Net loss per share, basic & diluted	$(0.07)	$(0.06)	$(0.22)	$(0.28)
Shares used in computing net loss per share, basic & diluted	60,124	55,210	60,124	51,821

Comprehensive loss:

Net loss	$(4,115)	$(3,512)	$(13,011)	$(14,582)
Translation gain on subsidiaries in foreign currencies	(501)	217	(179)	111
Change in unrealized loss on investments in marketable securities	(4)	9	(6)	26

Comprehensive loss	$(4,620)	$(3,286)	$(13,196)	$(14,445)

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	$(13,011)	$(14,582)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,402	1,499
Change in allowance for doubtful accounts	(115)	(72)
Accretion of premium/discount on marketable securities	(55)	(17)
Impairment of inventory and related assets	1,500	—
Impairment of fixed assets	54	—
(Gain) Loss on disposal of fixed assets	(61)	317
Stock-based compensation	1,262	1,565
Changes in operating assets and liabilities:
Accounts receivable	(3,435)	833
Inventories	(1,168)	(363)
Prepaid expenses and other assets	67	(258)
Accounts payable	2,057	(1,199)
Accrued expenses	(523)	935
Deferred revenue	1,326	971
Long term liabilities	—	25

Net cash used in operating activities	(10,700)	(10,346)

Investing activities
Purchases of marketable securities	(2,614)	(245)
Sales/maturities of marketable securities	7,550	8,950
Purchases of property and equipment	(952)	(885)
Sales of property and equipment	105	98

Net cash provided by investing activities	4,089	7,918

Financing activities
Net proceeds from issuance of common stock	18	13,047
Purchases of treasury stock	(54)	—
Proceeds from draw on revolving line of credit	1,000	—

Net cash provided by financing activities	964	13,047

Translation gain (loss) on subsidiaries in foreign currencies	(140)	109

Change in cash and cash equivalents	(5,787)	10,728
Cash and cash equivalents, beginning of period	15,504	7,652

Cash and cash equivalents, end of period	$9,717	$18,380

See accompanying notes.

Active Power, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

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

2. Supplemental Balance Sheet Information

Receivables

Accounts receivable consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Trade receivables	$9,019	$5,583
Allowance for doubtful accounts	(291)	(406)

	$8,728	$5,177

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out method (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$5,996	$6,340
Work in process and finished goods	5,985	5,054
Allowances for obsolescence	(3,115)	(2,196)

	$8,866	$9,198

Included in inventory at September 30, 2008 and December 31, 2007 were $0.4 and $2.2 million, respectively, of inventory net of reserves relating exclusively to our CoolAir family of products. In December 2007 we recorded reserves of $1.8 million against the CoolAir inventory. In September 2008, we recorded an additional reserve of $1.5 million against the CoolAir inventory as a result of our diminished expectations of future product demand that potentially would result in excess quantities of CoolAir inventory. Net of current product sales backlog and future spares and support requirements, the CoolAir inventory value has been reduced to its salvageable value at quarter end.

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Equipment	$9,745	$9,409
Computers and software	2,905	2,672
Demonstration units	1,036	1,082
Furniture and fixtures	353	331
Leasehold improvements	7,268	7,232
Construction in progress	79	—

	21,386	20,726

Accumulated depreciation	(16,443)	(15,196)

	$4,943	$5,530

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Compensation and benefits	$2,054	$1,812
Warranty liability	1,156	819
Federal, state, property and sales taxes	769	1,177
Professional fees	615	1,008
Other	677	977

	$5,271	$5,793

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from us, whichever period is shorter. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is contained in accrued expenses on the accompanying balance sheet.

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2007	$819
Warranty expense	713
Warranty charges incurred	(376)

Balance at September 30, 2008	$1,156

3. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(4,115)	$(3,512)	$(13,011)	$(14,582)

Basic and diluted:
Weighted-average shares of common stock outstanding	60,124	55,210	60,124	51,821

Shares used in computing net loss per share, basic and diluted	60,124	55,210	60,124	51,821

Net loss per share, basic and diluted	$(0.07)	$(0.06)	$(0.22)	$(0.28)

Our calculation of diluted loss per share excludes 5,792,249 and 5,224,017 shares of common stock issuable upon exercise of employee stock options as of September 30, 2008 and 2007, respectively, and 235,344 and 250,000 of non-vested shares issuable upon exercise of restricted stock awards as of September 30, 2008 and 2007, respectively, because their inclusion in the calculation would be anti-dilutive. As of September 30, 2008 and 2007, there was no common stock subject to repurchase.

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

Included within our short-term investments at December 31, 2007 was $2.4 million of AAA and AAA1/A1 rated investments in auction rate securities. Auction rate securities held by us are taxable municipal bonds with long-term nominal maturities for which the interest rates are reset through a dutch auction each month. The monthly auctions historically have provided a liquid market for these securities. During 2008 we have redeemed an aggregate of $1.625 million of these securities and at September 30, 2008 we held $800,000 of auction rate securities. The liquidity issues in U.S. and global credit and capital markets during 2008 have resulted in a number of failed dutch auctions in the auction rate securities market. We have experienced failed auctions for our remaining auction rate securities during 2008, meaning that the amount of securities submitted for sale exceeded the amount of purchase orders for these securities. This has resulted in an illiquid asset for us, even though we continue to earn interest on these securities according to their stated terms. Because of this lack of liquidity, the remaining balance of our auction rate securities has been classified as a long-term asset at September 30, 2008.

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

The financial institution that sold us the auction rate securities has publicly announced a program to provide restitution and full refunds to certain of its customers to whom they sold auction rate securities. The institution has informed us that we will be provided a full refund of our remaining auction rate securities during the fourth quarter of 2008.

5. Revolving Line of Credit

In October 2007, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a secured revolving line of credit in an amount of up to $5.0 million, subject to a borrowing base formula based on eligible receivables and inventory. The revolving line of credit can be used to borrow revolving loans, issue standby letters of credit, and support certain cash management services. Revolving loans may be borrowed, repaid and re-borrowed until October 4, 2009, at which time all amounts borrowed must be repaid and all outstanding letters of credit must be cash collateralized. Revolving loans will bear interest at a floating per annum rate equal to SVB’s prime rate plus 0.25%. A default interest rate shall apply during an event of default under the Loan Agreement at a rate per annum equal to 5.0% above the otherwise applicable interest rate. An unused revolving line facility fee is payable quarterly, in arrears, in an amount equal to 0.25% per annum of the average unused portion of the revolving line.

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

During the quarter ended September 30, 2008 we borrowed $1 million under this Loan Agreement and this balance remained outstanding at September 30, 2008. Based on the borrowing base formula, we had an additional $3.8 million available for use at September 30, 2008 under this Loan Agreement.

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

Overview

We design, manufacture and market efficient, reliable and green power quality solutions and Uninterruptible Power Supply (UPS) systems that provide business continuity and protect customers in the event of an electric power disturbance. Our products are designed to provide power quality to protect customers from voltage fluctuations, such as surges and sags, and frequency fluctuations, and also to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power, or the time required to switch to electric generator power. Our products are designed to be environmentally friendly compared to existing solutions without compromising functionality, efficiency or cost. As of September 30, 2008 we have shipped over 2,000 flywheels in UPS system installations, delivering more than 500 megawatts of power to customers in over 40 countries around the world.

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

To meet the requirements of customers without backup generators that require protection from utility disturbances, we have also developed a patented extended runtime product that we call CoolAirTM DC. We initially have targeted CoolAir DC at lower power levels than our flywheel products, and it is sold as a minute-for-minute replacement for lead-acid batteries. CoolAir DC can provide backup power for several minutes to hours depending on the customer application. CoolAir DC utilizes mature thermal and compressed air storage (TACAS) technologies combined in a proprietary manner to produce backup power during an electrical disturbance. This product discharges cool air as a by-product of its operation that also can be used by customers during an electrical disturbance as a transitional source of backup cooling. CoolAir DC is a DC only, or battery-type product, that is designed to operate with traditional double-conversion UPS systems.

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

Results of Operations

	Three months ended September 30,				Variance 2008 vs. 2007
($ in thousands)	2008	% of total revenue	2007	% of total revenue	$	%
Product revenue	$10,193	82%	$7,007	85%	$3,186	45%
Service and spares revenue	2,255	18%	1,227	15%	1,028	84%

Total revenue	12,448	100%	8,234	100%	4,214	51%

Cost of product revenue	9,515	76%	5,675	69%	3,840	68%
Cost of service and spares revenue	1,810	15%	974	12%	836	86%

Total cost of revenue	11,325	91%	6,649	81%	4,676	70%

Gross profit	1,123	9%	1,585	19%	(462)	(29)%
Operating expenses:
Research and development	1,197	10%	1,412	17%	(215)	(15)%
Selling and marketing	2,795	22%	2,654	32%	141	5%
General and administrative	1,317	11%	1,244	15%	73	6%

Total operating expenses	5,309	43%	5,310	64%	(1)	—

Operating loss	(4,186)	(34)%	(3,725)	(45)%	461	12%
Interest income	68	1%	207	3%	(139)	(67)%
Other income	3	—	6	—	(3)	(50)%

Net loss	$(4,115)	(33)%	$(3,512)	(43)%	$(603)	(17)%

	Nine months ended September 30,				Variance 2008 vs. 2007
($ in thousands)	2008	% of total revenue	2007	% of total revenue	$	%
Product revenue	$22,033	82%	$20,003	86%	$2,030	10%
Service and spares revenue	4,741	18%	3,386	14%	1,355	40%

Total revenue	26,774	100%	23,389	100%	3,385	14%

Cost of product revenue	19,937	74%	17,055	73%	2,882	17%
Cost of service and spares revenue	3,989	15%	2,865	12%	1,124	39%

Total cost of revenue	23,926	89%	19,920	85%	4,006	20%

Gross profit	2,848	11%	3,469	15%	(621)	(18)%
Operating expenses:
Research and development	3,903	15%	4,322	18%	(419)	(10)%
Selling and marketing	8,800	33%	7,900	34%	900	11%
General and administrative	3,685	14%	6,451	28%	(2,766)	(43)%

Total operating expenses	16,388	61%	18,673	80%	(2,285)	(12)%

Operating loss	(13,540)	(51)%	(15,204)	(65)%	(1,664)	(11)%
Interest income	322	1%	567	2%	(245)	(43)%
Other income	207	1%	55	—	152	276%

Net loss	$(13,011)	(49)%	$(14,582)	(62)%	$(1,571)	(11)%

Product revenue. Product revenue consists of sales of our CleanSource power quality products, comprised of both UPS and DC product lines, and sales of third-party ancillary equipment, such as engine generators, electrical and switchgear products.

The increase in product revenue for the three and nine month periods ended September 30, 2008 was due to an increase in the number of flywheel systems sold and from higher ancillary project revenue compared to the same periods of 2007. A single product, depending on its power rating or size, may be comprised of multiple flywheel units. The average selling price during the third quarter of 2008 was $77,000 per quarter-megawatt flywheel, compared to $83,000 over the same period in 2007. Although the average selling price decreased compared to the prior year, the number of wheels sold in the third quarter was 94 flywheel units compared to 73 flywheel units in the comparable period of 2007, an increase of 29%. For the nine-months ended September 30, 2008 our number of wheels sold was 220 units compared to 202 units in 2007, a 9% increase. This higher volume of units resulted in higher product revenues in the three and nine-month periods ended September 30, 2008 compared to the comparable periods in 2007. During 2008 we have also emphasized selling systems to our direct customers whereby we sell a complete power solution that includes a flywheel-based UPS unit, and engine generator and related components. This results in higher revenues for us from each customer and enables us to develop a closer relationship with our customers and leads to future service revenue opportunities. This has also resulted in an increase in the size of orders compared to prior years. For example, we have now received individual orders in excess of $5 million.

The frequency and timing of our larger multi-element system sales, including megawatt class UPS products, made directly by us is more unpredictable than smaller orders and can result in material changes in period-to-period revenue and the number of units sold. Such revenues may also occur in periods other than when originally anticipated, which can add to the potential variability in our quarterly financial results and affect our ability to meet forecasted targets.

North American sales were 44% of our total revenue for the three-month periods ended September 30, 2008 and 2007, and 77% in the immediately preceding quarter of 2008. The decrease as a percentage of total revenue compared to the prior quarter reflects the increases in foreign sales during the third quarter. In absolute terms, our American sales increased by 20% during the third quarter compared to the immediately preceding quarter. For the nine-months ended September 30, 2008 our North American sales were 57%, the same level as in 2007.

Since 2005 we have been increasing the size of our direct sales organization in an effort to expand the territories in which we sell our Active Power branded products. Most of this effort initially was focused in the EMEA market where we now have multiple sales offices. In 2007 we also opened our first Asian sales office in Tokyo. Sales of Active Power branded products through our direct and manufacturer’s representative channels were 57% of our total revenues for the three-month period ended September 30, 2008, compared to 73% for the same period of 2007. For the nine-months ended September 30, 2008 direct sales have represented 55% of our revenues compared to 71% for the comparable period in 2007. Although our overall direct sales have decreased during the nine-months ended September 30, 2008 due to stronger than anticipated performance from our OEM partners, we expect direct sales will continue to increase in both the EMEA and North American markets as we continue to focus on building a direct sales organization. As direct sales typically involve multi-element larger system components and often lead to future recurring service and support revenue, we will continue to focus on our direct sales channel to increase revenue and improve profit margins. We believe sales of our Active Power branded products to government facilities and industrial customers in regions that are not covered by our OEMs will continue to increase over time and will continue to become a larger percentage of our total revenue.

Caterpillar remains our largest OEM partner and largest overall customer and represented 41% of our revenue for the three-month period ended September 30, 2008, compared to 27% of our revenue for the three-month period ended September 30, 2007. For the nine-month period ended September 30, 2008 Caterpillar represented 44% of our revenues compared to 27% in 2007. On April 23, 2008, we entered into a new purchase agreement with Caterpillar, effective as of January 1, 2008, governing the sale of products by us to Caterpillar. This purchase agreement has an initial term of three years and provides that Caterpillar will continue to market certain of our flywheel-based uninterruptible power supply products under the Caterpillar brand as a complement to Caterpillar’s own product line. We will supply and Caterpillar will purchase all of Caterpillar’s Electric Power Division’s requirements for our products. We have had recent success with Caterpillar selling our megawatt-class UPS products along with their large engine generators, and expect total revenue from this channel to continue to increase in 2008 in absolute terms.

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

Service and spares revenue. Service and spares revenue primarily relates to revenue generated from installation, startup, repairs or reconfigurations of our products and the sale of spare or replacement parts to our OEM and end-user customers. It also includes revenue associated with the costs of travel of our service personnel. Service and spares revenue increased by 84% for the three-month period ended September 30, 2008 compared to the same prior year period. For the nine-month period ended September 30, 2008 our service and spares revenue increased by 40% compared to the comparable period in 2007. This increase was primarily due to the timing of contract work related to large systems projects and from having a larger install base of customers that we have sold directly to and for which we have established ongoing service arrangements. For some of these project customers we provide a full power solution, including site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user. As we sell more solutions to customers, we can expect more project-related revenue, however the amount of such revenues in any one period may fluctuate significantly due to the timing and size of the project opportunities. We also anticipate that service and spares revenue will continue to grow with product revenue and as our installed base of product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required. Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services directly to their end-user customers.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products that are sourced from suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total revenue in the three-month period ended September 30, 2008 was 76%, compared to 69% for the comparable period in 2007 and 70% in the second quarter of 2008. For the nine-month period ended September 30, 2008 the cost of product revenue as a percentage of total revenue was 74% compared to 73% in 2007. Although we have instituted programs to reduce product and component costs where feasible, the impact of increased raw commodity pricing has kept the product cost as a percentage of total product revenue from decreasing. Additionally, during the third quarter of 2008 we recorded an additional reserve of $1.5 million against the CoolAir inventory as a result of our decreased expectations of future product demand and to adjust this inventory to its expected salvage value. We continue to operate a manufacturing facility that has a capacity level significantly greater than our current product revenue levels. In addition, a large portion of the costs involved in operating our manufacturing facility are fixed in nature and we incur approximately $0.6 million to $1.2 million in unabsorbed overhead each quarter. As we increase our volume of production we are able to more efficiently utilize our manufacturing facility, and this results in a decrease in our unabsorbed product overhead, and results in higher gross margins. We also continue to work on reducing our product costs through design enhancements and modifications and vendor management programs. The accomplishment of material gross margin levels is heavily dependent upon our sales channel mix and the effectiveness of our product pricing to our customers, as well as the actual volume of units produced. Our ability to maintain and grow positive product gross margin will depend on multiple factors, including our ability to continue to reduce material costs, improve our sales channel mix in favor of direct sales versus OEM, increase product prices, and increase our unit volume and total revenues to a level that will allow us to improve the utilization of our manufacturing operations.

Items that could impact our ability to further improve our gross margin include sales product volume and mix, pricing discounts and customer incentives, currency fluctuations, and variations in our product cost, including commodity prices, and productivity.

Cost of service and spares revenue. Cost of service and spares revenue includes the cost of component parts, labor and overhead of our spare parts, costs associated with travel and labor used in servicing a unit and unabsorbed overhead from the service group. We incur between $0.5 million and $0.7 million in unabsorbed service overhead each quarter. The cost of service and spares revenue was 80% of total service and spares revenue in the three-month period ended September 30, 2008, compared to 79% in the same period of 2007 and 90% in the second quarter of 2008. For the nine months ended September 30, 2008 the cost of service and spares was 84% of service and spares revenue compared to 85% in the same period of 2007. Generally we have managed to match increases in service revenues with the growth of our service operations. Managing our level of service and support staff to match increases in service and spares revenue remains a continual operational challenge, particularly as new customers are requiring us to broaden our service capabilities as we sell into new markets which is impacting our ability to fully absorb our service overhead expenses.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and product development activities, as well as an allocated portion of our occupancy costs. Overall our research and development expenses decreased by $215,000, or 15%, from the third quarter of 2007, and decreased by $107,000, or 8%, from the second quarter of 2008. For the nine-months ended September 30, 2008, our research and development expenses were $419,000 or 10% lower than for the same period in 2007. The decrease from the same period in 2007 was due to headcount reductions and lower project related development costs in 2008. The prior year expenses included higher prototype and development costs incurred in paralleling our megawatt-class UPS product. We believe research and development expenses in the fourth quarter of 2008 will stay at similar levels to those recorded in the third quarter.

Selling and marketing. Selling and marketing expenses primarily consist of compensation, including variable sales compensation, and related costs for sales and marketing personnel, related travel, selling and marketing expenses, other costs of operating foreign sales locations, as well as an allocated portion of our occupancy costs. For the third quarter of 2008, selling and marketing costs were $141,000, or 5%, higher than the amount recorded in the third quarter of 2007, and were $260,000, or 9%, lower than the level of the second quarter of 2008. For the nine-months ended September 30, 2008, our selling and marketing expenses were $900,000 or 11% higher than the same period in 2007. The increase from the same period in 2007 was due to increased variable sales compensation associated with increased channel partners and distributors compared to 2007 and due to the higher product revenue levels achieved, higher marketing and promotion spending in 2008 and from increased marketing efforts of our products globally. Our total headcount in sales and marketing has decreased slightly compared to last quarter, and we have changed the composition of our sales team over the last year as we expand our direct sales force. We believe that sales and marketing expenses will increase slightly in the fourth quarter in response to anticipated higher revenue levels and variable compensation increases.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional and director fees, and taxes, including sales, property and franchise taxes. For the third quarter of 2008 general and administrative expenses increased by $73,000, or 6%, from the levels of the same period in 2007 and increased $131,000 or 11% from the second quarter of 2008. The increase from the second quarter of 2008 related to higher bad debt expense and professional fees related to hiring. For the nine-month period ended September 30, 2008, our general and administrative expenses decreased by $2.8 million or 43% compared to the same period of 2007. This decrease from the same period in the prior year was primarily attributable to $2.9 million of professional fees incurred last year with a review of our historical stock option granting procedures that covered the period from 2000 through 2006. We anticipate that the level of general and administrative expenses should stay at similar levels in the fourth quarter of 2008.

Interest income. Interest income has decreased from $207,000 in the three-month period ended September 30, 2007 to $68,000 in the three-month period ended September 30, 2008. Our average cash and investments balance over the three month period ending September 30, 2008 has decreased by approximately $4.7 million, or 36%, compared to the average balance over the comparable period ending September 30, 2007. Interest income also decreased due to decreasing interest rates available in credit markets and the mix of our investments between short and long term and cash and cash equivalents.

Other income. Other income in the third quarter of 2008 decreased over the immediately preceding quarter due to sales in the second quarter of previously expensed equipment, resulting in the recognition of a gain in that quarter and foreign exchange gains on a bank account held in foreign currency.

Liquidity and Capital Resources

Our principal sources of liquidity as of September 30, 2008 consisted of $11.8 million of cash and investments and the funds available to us under our $5.0 million revolving credit facility with our bank. We have primarily funded our operations through public and private placements of our capital stock as well as $10.0 million in development funding received from Caterpillar since 1999, and from our product, service and spares revenue. We believe that our cash and investments on hand will be sufficient to fund our operations through the next twelve months based upon our historical and projected cash burn.

In October 2007, we entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB). The Loan Agreement provides for a secured revolving line of credit in an amount of up to $5.0 million, subject to a borrowing base formula based on eligible receivables and inventory. The revolving line of credit can be used to borrow revolving loans, issue standby letters of credit, and support certain cash management services. Revolving loans may be borrowed, repaid and re-borrowed until October 4, 2009, at which time all amounts borrowed must be repaid and all outstanding letters of credit must be cash collateralized. Revolving loans will bear interest at a floating per annum rate equal to SVB’s prime rate plus 0.25%. A default interest rate shall apply during an event of default under the Loan Agreement at a rate per annum equal to 5.0% above the otherwise applicable interest rate. An unused revolving line facility fee is payable quarterly, in arrears, in an amount equal to 0.25% per annum of the average unused portion of the revolving line.

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

During the quarter ended September 30, 2008, we borrowed $1 million under this Loan Agreement and this balance remained outstanding at September 30, 2008. Based on the borrowing base formula, we had an additional $3.8 million available for use at September 30, 2008 under this Loan Agreement.

The following table summarizes the changes in cash used in operating activities for the nine-month periods ended September 30:

	Nine months ended September 30,		Variance 2008 vs. 2007
($ in thousands)	2008	2007	$	%
Cash used in operating activities	$(10,700)	$(10,346)	$354	3%

Cash used in operating activities for the nine-month period ended September 30, 2008 increased by 3%, compared to the same period of 2007. This is primarily attributable to changes in our working capital from September 30, 2007 to September 30, 2008. Although our operating loss for the nine-month period ended September 30, 2008 declined by 11% from the comparable period in 2007, and we had higher non-cash charges during the nine months ended September 30, 2008 due to the CoolAir inventory write-off, we have used more funds to finance additional accounts receivable as a result of the higher sales levels and to procure additional inventory in the nine months ended September 30, 2008 compared to the same period of 2007. This increase in inventory is being driven by the timing of new orders and in particular from multi-element system sales that requires us to purchase third-party equipment in advance of a sale so that we can containerize it or integrate it with our flywheel-based products, prior to delivery to the end-user. At September 30, 2008, we had approximately $1.6 million of such inventory on hand for orders that are scheduled for shipment during the fourth quarter of 2008. We have offset some of this cash impact through increased levels of customer deposits that are booked as deferred revenue on some of our larger system projects, by increasing our outstanding accounts payable and by drawing down on our revolving credit facility with our bank. We anticipate that the level of cash used in operating activities during the fourth quarter of 2008 may be similar to the third quarter as we fund increases in working capital in anticipation of an increase in our quarterly revenues.

Investing activities primarily consist of sales and purchases of investments and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these funds to finance our ongoing operations. Capital expenditures were $952,000 in the nine-month period ending September 30, 2008 compared to $885,000 in the same period of 2007.

Funds used by financing activities during the nine months ended September 30, 2008 reflect the issuance of restricted shares to employees less the proceeds from employee share purchases. We also received $1 million in proceeds as borrowings against our revolving credit facility during the third quarter of 2008.

As noted above, we believe our existing cash and investments balances at September 30, 2008 and available bank resources will be sufficient to meet our cash requirements through at least the next 12 months, although we may elect to seek additional funding prior to that time. Beyond the next 12 months, our cash requirements will depend on many factors, including the rate of sales growth, the success of our direct selling strategy, the market acceptance of our products, including our containerized UPS solutions, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the efficiency of our manufacturing processes, and the timing and extent of research and development projects.

As of September 30, 2008, we held $800,000 in auction rate securities. Due to difficulties in U.S. credit and capital markets, there have been a number of failed auctions in the U.S. auction rate securities market in 2008. We have experienced failed auctions for the municipal bond instruments that we hold, resulting in a lack of liquidity for these securities. We continue to earn interest on these securities but are, in the short term at least, unable to liquidate these investments in an orderly manner. As a result we have classified these securities as a long-term investment at September 30, 2008.

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

The financial institution that sold us the auction rate securities has publicly announced a program to provide restitution and full refunds to certain of its customers to whom they sold auction rate securities. The institution has informed us that we will be provided a full refund of our remaining auction rate securities during the fourth quarter of 2008.

During the third quarter of 2008, we entered into a parent company guarantee relating to a sales contract entered into in the United Kingdom by our wholly-owned subsidiary, Active Power Solutions Limited. We have guaranteed the performance of our subsidiary in relation to this sales contract with a UK-based technology customer. We have not recorded any liability on our balance sheet for this guarantee as it provides that we will not have to assume any greater liability under the contract than our subsidiary company, and because we believe that our subsidiary will meet all of its performance obligations relating to the sales contract.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by $65,000.

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

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.

During the three months ended September 30, 2008 there was no change in our internal control over financial reporting that occurred that has materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In January 2008, we initiated legal proceedings in the U.S. District Court for the District of Puerto Rico against Antilles Power Depot, Inc. (Antilles), our distributor in Puerto Rico, seeking payment of outstanding balances from Antilles or, in the alternative, the return of the equipment purchased by Antilles but that Antilles had not paid for, our costs of litigation, and a declaratory judgment establishing that we have “just cause” to terminate our distribution agreement due to Antilles’ non-performance of its contractual obligations, including non-payment of outstanding amounts. Antilles has formally responded to our complaint and has filed counterclaims against us seeking (i) approximately $100,000 in finance charges, (ii) a declaratory judgment establishing we do not have “just cause” to terminate the distribution agreement, and (iii) damages of no less than $400,000 due to Active Power’s alleged impairment of its relationship with Antilles.

In August 2008, Antilles sought leave to amend, for a second time, its counterclaims. The proposed amendment alleges, among other things, that Antilles suffered damages of no less than $460,000 due to Active Power’s impairment of its relationship with Antilles, We have opposed Antilles’ request for leave to amend and the Court has yet to rule on this matter.

We have previously reserved fully for the amounts due from Antilles. We have initiated the declaratory judgment action to obtain a judicial determination that we are not subject to potential payments or penalties that could be otherwise payable to Antilles under the Puerto Rico Act No. 75 which is designed to compensate local distributors whose distribution rights are terminated without “just cause” (as that term is defined under Puerto Rico law). Until this matter is resolved we are unable to sell our products in Puerto Rico directly or to engage a new distributor in that market. We do not anticipate the costs of this litigation to be material to our financial results. During the third quarter of 2008, Antilles returned to us the equipment that had not been paid for and which had previously been reserved for by us. We anticipate that this case will continue through the fourth quarter of 2008.

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

Our increased emphasis on a direct sales model has increased the effort and time required by us to complete sales to customers. Further, a larger portion of our quarterly revenue is derived from relatively few large transactions with relatively few customers. For example, in the third quarter of 2008, our five largest customers contributed 79% of our revenue. Our shift to the direct sales model, or any delay in completing these large sales transactions or reduction in the number of customers or large transactions, may result in significant fluctuations in our quarterly revenue. Further, we use anticipated revenues to establish our operating budgets and a large portion of our expenses, particularly rent and salaries, are fixed in the short term. As a result, any shortfall or delay in revenue could result in increased losses and would likely cause our operating results to be below public expectations. The occurrence of any of these events would likely cause the market price of our common stock to decline.

Our common stock could be delisted from the NASDAQ Global Market if our stock price continues to trade below $1.00 per share.

On August 18, 2008, we received a Staff Deficiency Letter from The NASDAQ Stock Market LLC, or NASDAQ, notifying us that we were not in compliance with NASDAQ’s Marketplace Rule 4450(a)(5), or the Rule, because the closing bid price for our Common Stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with Marketplace Rule 4450(e)(2), we were provided a period of 180 calendar days, or until February 17, 2009, to regain compliance. On October 16, 2008, NASDAQ announced that they had suspended the enforcement of the Rule until January 19, 2009, and as a result, the period during which we have to regain compliance has been extended to May 21, 2009. If at any time before May 21, 2009, the bid price of our Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by May 21, 2009, our Common Stock will be subject to delisting from The NASDAQ Global Market.

In the event that we receive notice that our common stock is being delisted from The NASDAQ Global Market, NASDAQ rules permit us to appeal any delisting determination by the NASDAQ staff to a NASDAQ Listing Qualifications Panel. Alternatively, NASDAQ may permit us to transfer the listing of our common stock to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 4310(c), except for the bid price requirement. If our application for transfer is approved, we would have an additional 180 calendar days to comply with the Minimum Bid Price Rule in order to remain on The NASDAQ Capital Market.

We will continue to monitor the bid price for our common stock and consider various options available to us if our common stock does not trade at a level that is likely to regain compliance.

Delisting from The NASDAQ Global Market could have an adverse effect on our business and on the trading of our common stock. If a delisting of our common stock from the NASDAQ Stock Market were to occur, our common stock would trade on the OTC Bulletin Board or on the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

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

ACTIVE POWER, INC.
(Registrant)

October 28, 2008	/s/ James A. Clishem
(Date)	James A. Clishem
President and Chief Executive Officer (Principal Executive Officer)

October 28, 2008	/s/ John K. Penver
(Date)	John K. Penver
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)