Form 10-K
period 2008-12-31
ACTIVE POWER INC
filed 2009-03-03
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☑  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

                                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on the last day of registrant’s most recently completed second fiscal quarter, June 30, 2008, as reported on The Nasdaq Stock Market, was approximately $69.5 million (affiliates being, for these purposes only, directors and executive officers).

As of February 27, 2009, the Registrant had 60,458,311 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year ended December 31, 2008.

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

Special Note Regarding Forward-Looking Statements

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements about historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

•	strategic relationships with third parties, including suppliers and channel partners;

•	customer demand for our products;

•	growth and future operating results;

•	developments in our markets;

•	expansion of our product offerings and sales channels;

•	customer benefits attributable to our products;

•	technologies and operations;

•	industry trends; and

•	future economic, business and regulatory conditions.

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

Overview

Active Power is a manufacturer and provider of critical power solutions incorporating uninterruptible power supply (UPS) systems that provide business continuity to enterprises requiring protection against electrical power disturbances. Our products are designed to deliver continuous clean power, protecting customers from voltage fluctuations, such as surges and sags and frequency fluctuations, and also to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are those global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The UPS products we manufacture utilize green technology to create a renewable energy source. These products are highly reliable, are energy and space efficient, and significantly reduce client electricity expenses. As of December 31, 2008, we have shipped more than 2,100 flywheels in UPS system installations, delivering more than 525 megawatts of power to customers in more than 40 countries around the world. We are headquartered in Austin, Texas, with international offices in the U.K., Germany and Japan.

Our patented flywheel-based UPS systems store kinetic energy by constantly spinning a compact steel wheel (“flywheel”) driven from utility power in a low friction environment. When the utility power used to spin the flywheel fluctuates or is interrupted, the flywheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity known as “bridging power” for short periods, until utility power is restored or a backup electric generator starts and takes over generating longer-term power in the case of an extended electrical outage. We believe our flywheel products provide many competitive advantages over conventional battery-based UPS systems, including substantial space savings; higher power densities, “green” energy storage, and higher power efficiencies of up to 98%. This high energy efficiency reduces operating costs and provides customers a lower total cost of ownership. We offer our flywheel products with load capabilities from 130 kVA to 8,400 kVA. We typically target higher power applications of 200 kVA and above, largely because a majority of customers in this market segment have backup generators. Our flywheel products are marketed under the brand name CleanSource®. Our continuous power systems are marketed under the name PowerHouse and combine our UPS system with switchgear and a generator to provide complete short- and long-term protection in the event of a power disturbance.

We believe a number of underlying macroeconomic trends place Active Power in a strong position to be one of the leading providers of critical power protection. These trends include:

•	the ever-increasing demands placed on the public utility infrastructure;

•	an inadequate investment in global utility infrastructure;

•	rising costs of energy world wide;

•	significant costs of downtime;

•	a rapidly expanding need for data centers that require reliable, efficient power; and

•	an increasing demand for economically green solutions.

We have evolved significantly since our founding in 1992 as an engineering business focused on research, development and invention. The technological foundation of Active Power has yielded more than 150 worldwide patents and a highly differentiated, cost-efficient product platform. Since 2005, we have changed our business focus to successfully commercialize our technologies by building the Active Power brand, expanding our sales distribution, focusing on product cost reduction, and building technical innovations to serve clients with mission critical power applications globally.

We sell our products to a wide array of commercial and industrial customers and across a variety of vertical markets, including data centers, manufacturing, technology, broadcast and communications, financial, utilities, healthcare, government and airports. We have expanded our global sales channels and direct sales force, selling in all major geographic regions of the world, but particularly in North America, Europe and Asia. Our revenue derived from customers outside of the United States was $16.9 million in 2008, representing 39% of our total revenues.

Industry

According to a 2008 report on the World UPS Market by IMS Research, the global UPS market was estimated to be almost $8 billion in 2008. IMS Research projects the market will increase to almost $9 billion in 2010 and expected to grow to more than $10 billion by 2012 with a compound annual growth rate of 8.3% .

UPS products can be classified into single phase and three phase systems. Single phase applications are typically for homes or very small businesses with low power requirements. Active Power is engaged in the three phase market and does not offer any systems in the single phase range. The market for three phase systems is typically stratified by kVA (or power level) and by geography. Active Power has refined its focus on customers in the 200 kVA and higher category. In 2008, this category was estimated to be $2.2 billion of the global market, and it is forecasted to be $3.3 billion of the total market opportunity in 2012 according to the 2008 IMS Research report.

There are many market dynamics fueling growth of the global UPS market. These include:

•	An increasingly “power hungry” global market

•	High density computing applications continue to grow where people are requiring more computing power in the same or less physical space

•	Rapid industrialization of highly populated world regions is increasing global energy demand

•	Vertical market growth

•	Continued recovery of the information technology industry

•	Growth in the data center market including new data center facilities and refurbishment of existing data center facilities

•	Increasing cost to produce and consume electricity

•	Instability in oil-producing regions of the world

•	Rapid depletion of finite fossil fuel sources

•	Increasing unreliability of utility infrastructure

•	Lack of investment in grid infrastructure to cope with rising electricity demand

•	More frequent power outages and disturbances

•	Economic development overseas

•	Rapid infrastructure growth and economic expansion in fast growing economies such as China, India, Brazil and Russia

•	Increasing concern over environmental impacts

•	Global warming

•	Carbon footprint of businesses and individuals

Within the UPS market, we believe a majority of customers are using UPS products to protect their data center and IT applications. The competitive dynamics of the data center market, in particular, provide an excellent platform to successfully market our highly efficient systems.

First, the market opportunity remains relatively intact despite the current global economic situation. The managed data center sector remains sound as a result of recurring cash flows and the stability of operating results they provide, particularly for collocation hosting.

Second, given the rapidly increasing cost and consumption of energy, there is a significant requirement to improve the efficiency of the infrastructure in the data center. According to Informationweek.com, the national average rate for electricity in the United States has jumped 44% since 2004. Between 2000 and 2006, the amount of energy used to store and handle data doubled, with the average data facility now using as much energy as 25,000 households.

Third, the market is already predisposed to the use of battery-free alternatives due to the physical requirements, replacement cycle and reliability issues associated with conventional battery-based solutions. This is particularly true as customer applications increase in absolute size, specifically above one megawatt because, in general, the savings associated with larger systems is magnified based upon the efficiency of the Active Power system.

Our Solution

We believe our key areas of product differentiation and our market focus align very well with the market drivers described above. We believe our products are:

•	Intelligently efficient;

•	Inherently reliable; and

•	Economically green.

Intelligently Efficient. Our UPS systems are up to 98% energy efficient, as compared to 88% efficiency for conventional battery-based UPS systems. Our flywheel UPS loses only 2% of incoming power compared with as much as a 12% power loss for conventional battery-based UPS systems to protect the same mission critical load. This results in an average utility savings for our customers of approximately 83% as compared to conventional systems. Greater efficiency reduces a customer’s energy consumption when operating the UPS system, resulting in a decrease in energy expenses. This is a savings that is magnified as the volume and cost of energy increases. Our UPS systems are also extremely power-dense, meaning we can provide more backup power in the same physical space as compared to a conventional battery-based UPS system. Our UPS systems consume one-half to one-quarter of the space of a comparable conventional battery-based UPS system. This space efficiency allows customers to dedicate space to revenue generating operations and/or equipment; to use less space for their UPS needs; or to increase the amount of backup power they can fit into their existing facility. This allows them to take advantage of higher-power computing applications without needing to invest in new infrastructure. Our systems can also operate in temperatures of up to 40 degrees Centigrade (104 degrees Fahrenheit), compared to 24 degrees Centigrade (76 degrees Fahrenheit) for conventional battery-based UPS systems. Our systems can be deployed virtually anywhere due to the minimal requirements the system has in terms of heating or cooling. All of this adds up to a solution delivered with a much lower total cost of ownership for customers that can yield up to 60% cost savings over a system’s life.

Inherently Reliable. We believe the Active Power system is more reliable than conventional or chemical-based solutions available in the market today. We can measure the reliability of our UPS products including the short-term energy storage devices, providing our customers a much better indicator of system reliability compared to our competitors. Our competitors quote product reliability measures that exclude the failure rate of their short-term energy storage devices due to the inherent limitations of lead-acid batteries. In comparison to conventional UPS systems that use chemical energy storage technology, the Active Power solution is a precision-engineered mechanical system that delivers predictable, consistent backup power performance. Using aircraft quality steel to harness kinetic energy, our systems deliver peace of mind throughout the course of the product’s

20-year plus useful life. By year end 2008, we had shipped more than 2,100 flywheels in UPS installations around the world with more than 54 million hours of reliable run time. We believe, based on a recent independent study by Massachusetts-based MTechnology, Inc., that the Active Power flywheel UPS system is generally seven times less likely to fail versus a conventional battery-based UPS system.

Economically Green. We offer a unique distinction among UPS providers. When a customer selects an Active Power solution, they become part of the growing global movement to reduce industrial impact on the environment. At the same time, the end user saves on energy consumption, resulting in savings on operational expenses. We call it economically green because unlike many other products that are considered “green,” our solution will improve a customer’s bottom line with reduced energy expenses and a lower total cost of ownership. Active Power’s flywheel UPS systems are also more energy efficient, meaning the end user draws less power from the utility and potentially less hydrocarbon-based utility power, reducing overall CO2 emissions. In addition, there are no environmentally hazardous disposal concerns as compared with battery-based lead and acid materials used in competitive technologies. A green choice delivered at an overall economic advantage to the end user makes for a very compelling offering in today’s marketplace.

Strategy

The current company plan is supported by the following primary business strategies:

•	Building brand;

•	Geographic expansion;

•	Diversify sales channels;

•	Deliver differentiated solutions;

•	Build service network; and

•	Build for less.

Building Brand. Brand is keenly important to mission-critical clients, especially in high power applications at 200kVA and above. These clients often prefer direct engagement with the manufacturer for products and services associated with their continuous power solution needs. Active Power continues to gain recognition as an efficient, reliable, and green power solution provider. Historically when we sold through OEM channels, we lacked the ability to develop and promote the Active Power brand with those sales. As we continue to pursue a direct sales strategy, to compete we must have a recognizable brand. We are building our brand identity through the expansion of public relations initiatives, conference presentations, industry awards, white paper and case study publications, and key sales wins. Building the Active Power name in its addressable markets will be paramount to future growth and success in the industry.

Geographic Expansion. Traditionally our sales focus was directed nearly exclusively at the North American market. As recently as 2002, we generated more than 81% of our revenue from North America. However, according to IMS Research data in 2008, North America only represents approximately one-third of the global UPS market, which meant we were not addressing the majority of the available market. Since 2005, we expanded our Active Power branded business by expanding into new and strategically important markets. We now have Active Power branded sales and service operations in the United States, United Kingdom, Japan, Italy, Germany and Mexico. We have taken deliberate and methodical action to expand our local sales and service teams into the markets we have designated as the highest potential growth opportunities for Active Power. We believe our commitment to geographic expansion ensures we leverage the right products and services for customer applications around the world.

Diversify Sales Channels. We now bring products to market through a diversified set of sales channels including direct sales, manufacturer’s representatives, international distributors and original equipment manufacturer (OEM) partners. Traditionally, most of our revenues were generated through our OEM channel and as recently as 2005, OEM sales were the majority of our revenues. In 2002, 93% of our business was non-Active Power branded sales. Today, Active Power branded product sales represent 59% of our total sales. We believe the diversification of our sales channels provides us greater market penetration opportunities than we could accomplish alone, while minimizing the adverse impact that any one channel or partner may have on the overall business. Our OEM channel produces lower margin sales than sales we can make directly and, more dramatically, it provides decreased opportunities for us to up sell additional products and services. Our OEM partners historically were able to leverage their own brand equity and client relationships to help accelerate the adoption of our products. While still extremely important to our business, use of other sales channels has helped us build the Active Power brand and increased our opportunity to interact directly with clients in a consultative selling environment, which yields better profitability, longer-term sales opportunities and enhanced relationships with our customers.

Deliver Differentiated Solutions. The global UPS market has been dominated by a handful of providers delivering essentially the same product platform for over a decade – a static UPS with batteries for short-term energy storage. Today, Active Power brings a highly differentiated solution that provides clients with a cost-effective alternative to conventional solutions. Our flywheel UPS systems offer significant, measurable advantages in terms of total cost of ownership savings; energy efficiency; space efficiency; 20-year plus useful life; and improved system reliability, each as compared to battery-based systems. This improved performance at a lower cost coupled with the fact our products are economically green delivers distinct rewards to the end user and to the environment.

The same benefits and features of our solutions have enabled the deployment in 2008 of our containerized continuous power system called PowerHouse. PowerHouse is a modular, portable, continuous power system housed in a standard ISO shipping container. It is available in 12 standard power configurations, starting at 200 kW, for fast delivery to customers globally. The system is a differentiated solution that allows clients to deploy their capital promptly to meet current demands versus building out infrastructure to support capacity planned to grow over many years. It also enables clients to maximize the efficient use of their data center space by utilizing higher cost interior space for revenue-generating or critical computing activities and less costly space to house their power and cooling infrastructure. The Active Power flywheel UPS system is ideally suited to be housed in an ISO container because of its small footprint, high efficiency and indifference to temperature.

Build Service Network. We have focused on building our local service capabilities to provide assessment, implementation and life cycle support services to customers buying our UPS systems. As a result of this focus, our service revenue has grown from $1.7 million in 2004 to $7.2 million in 2008, and grew 51% in 2008. Providing clients with consultative and long term services is integral to our strategy to selling directly and delivering overall solutions while building long term customer relationships. Broadening our product portfolio to offer new and value added services also affords us the opportunity to sell more products to individual clients and grow both revenue and contribution margin.

Build for Less. We have deployed a number of cost savings programs to reduce both product and operating costs while preserving, and in some instances enhancing, the quality and reliability of our products. In addition to our cost reduction efforts, we have worked to streamline our product line and leverage the modular nature of the design for our products which has delivered significant efficiencies in the overall manufacturing process and service delivery.

Competition

Active Power competes in three main product areas: UPS systems, DC power systems and critical power solutions.

UPS Systems. CleanSource UPS competes primarily with conventional battery UPS manufacturers such as Emerson/Liebert, Eaton/Powerware and APC/MGE on a global basis. In addition, we compete with rotary UPS providers such as Piller, Eurodiesel and Hitec, particularly in Europe. We are largely competing against these same competitors in applications of above one megawatt; however, there is greater market acceptance of battery-free solutions compared to battery-based solutions in this power range, making this an ideal segment for our CleanSource UPS products. Our primary basis of competition in this segment is product differentiation and our advantage in space and power efficiencies.

DC Power Systems. Active Power brings two products to the DC power market – CleanSource® DC and CoolAir® DC. CleanSource DC is a battery replacement option for companies with existing UPS and batteries who desire to upgrade to a battery-free technology. Pentadyne and Vycon are two of our U.S.-based competitors in this market. Active Power’s CoolAir DC product delivers something truly unique: simultaneous backup power and backup cooling in one device. To our knowledge, no other competitor in the marketplace offers a similar product. We believe CoolAir DC is uniquely positioned to provide not only critical bridging backup power, but also cooling to protect valuable client resources as data centers and other mission critical facilities continue to deploy highly dense computer equipment that generates increasing amounts of heat.

Critical Power Solutions. Critical power solutions are an exciting and growing sector of our business that enable us to leverage the strengths and key benefits of our flagship product, CleanSource UPS. PowerHouse is the brand name for our prepackaged continuous power systems which are delivered in a 20- or 40-foot ISO quality shipping container for fast deployment to space constrained operations, and disaster recovery applications or to accompany a modular data center product. There are a variety of competitors with similar capabilities including system integrators and value added service providers who may procure required system components and assemble custom solutions. We believe that Active Power is one of only a few UPS manufacturers in the world also offering pre-packaged standard systems for quick delivery globally. The power density advantages we enjoy with our UPS products allow us to offer higher backup power levels within the physical constraints of the containerized space compared to our competitors, which we believe will lead to higher revenues from turnkey systems in the future. Also, our ability to operate in temperatures of up to 40 degrees Centigrade in non-air conditioned environments (such as a modular container) acts as a competitive barrier to entry for battery UPS systems which must have sufficient air conditioning to operate properly. Since early 2008, we have entered into agreements to jointly market and sell PowerHouse and related services in conjunction with Sun Microsystems, Inc., Hewlett Packard and Verari Systems. Active Power will support the modular or containerized data center products of each of these partners. We believe our ability to jointly market and leverage the activities of our mutual sales channels increases the revenue potential of PowerHouse for Active Power in future periods.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, broader name and brand recognition, and a larger installed base of customers and service infrastructure than we do. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can, which would allow them to respond more quickly to new or emerging technologies or changes in customer requirements. In addition, some of our current and potential competitors have established supplier or joint development relationships with our current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing products from us or to persuade them to replace our products with their products. Increased competition could decrease our prices, reduce our sales, lower our margins or decrease our market share. These and other competitive pressures could prevent us from competing successfully against current or future competitors and could materially harm our business.

Products and Services

CleanSource Products

We market our flywheel products under the brand name CleanSource. CleanSource DC is a battery-free replacement for lead-acid batteries used for bridging power. Using our flywheel energy storage technology,

CleanSource DC is a stand-alone direct current (DC) product compatible with all major brands of UPS systems. We leveraged the technical success of CleanSource DC by creating CleanSource UPS, a battery free UPS system that integrates UPS electronics and our flywheel energy storage system into one compact cabinet. CleanSource UPS represents a majority of our current revenues and represented 75%, 63% and 67% of our total revenues for the years ended December 31, 2006, 2007 and 2008, respectively. Combining CleanSource UPS with a generator provides end users with complete short- and long-term protection in the event of a power disturbance. We sell our CleanSource flywheel products to commercial and industrial customers across a variety of vertical markets including data centers, manufacturing, technology, broadcast and communications, financial, utilities, healthcare, government and airports. We sell and market these products across all major regions of the world, but particularly in North America, Europe and Asia.

CoolAir Product

CoolAir DC uses mature thermal and compressed air storage (TACAS) technologies combined in a proprietary manner to produce backup power during an electrical disturbance. As a by-product of its operation, CoolAir DC discharges cool air that can be used by customers during an electrical disturbance as a source of backup cooling to mitigate thermal runaway in their operations.

We are currently contemplating a next generation development of our CoolAir product to deliver a more compelling and differentiated solution to address market needs in the small to medium data center space.

GenSTART

GenSTART is a battery-free, starting modular system designed to ensure a customer’s diesel generator will start. This unique product takes energy from the flywheel of the CleanSource UPS and provides 1725 cold cranking amps to the generator set starting motor, so the customer can be assured starting power is available when it is most critical – at start-up. GenSTART is sold in conjunction with our CleanSource UPS system and is also a critical component in our PowerHouse solution.

PowerHouse Systems

For customers looking for a complete, integrated continuous power system, we packaged our CleanSource UPS into a containerized product offering we call PowerHouse. PowerHouse contains our CleanSource UPS, GenSTART, switchgear, monitoring software and diesel generator, all housed in an ISO container in standard 20- or 40-foot sizes depending upon the power load. These systems are specifically designed to handle the demands of high-tech facilities requiring the highest power integrity available while maximizing up time, useable floor space and operational efficiency. Designed to offer a highly flexible architecture to a client’s constantly changing environment, our systems are offered as a containerized solution that are available in a series of modular formats, enabling sizing for infrastructure on demand. These systems are highly differentiated as they offer flexibility in placement, space savings, fast deployment, high energy efficiency, and prompt capital deployment to meet current demands.

Service

We deliver worldwide customer support through our technical services division that offers clients assessment, implementation and lifecycle support services for all Active Power systems. Building a portfolio of services to work with clients through the lifecycle of their power assessment design and implementation process is a key element of our service growth strategy. We offer the following services to our customers:

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

•

Alignment with Business Objectives. Through continuous communication, our teams ensure the solution accurately aligns with the original needs assessment and a client’s short-term and projected future business objectives.

•

System Design. We design client solutions to ensure all components are optimized, with a particular focus on reliability, efficiency and cost effectiveness in determining the correct match and interoperability between components.

•

Deployment. Our experienced group of project managers will work with a client to develop a timely deployment schedule with the least impact on day-to-day business. We ensure expectations are clearly defined through the deployment phase.

•

Start-Up & Commissioning. Once the system is deployed, our team takes the system through a rigorous commissioning process to ensure the system is working to specification. Our engineers work closely with the client’s team to make certain they are educated and trained on the successful operation of the system.

•

Service, Support & Monitoring. Clients can choose from a variety of comprehensive service and support offerings, tiered to match an organization’s internal capabilities and requirements. We offer four tiers of maintenance programs specifically designed to deliver on both the long-term preventive maintenance requirements for the system and a client’s need for support. Level of support is at the client’s discretion. Ensuring a reliable and efficient operation requires accurate monitoring, which we offer as a hands-off remote monitoring service in our center, locally at the client’s facility, or as a combination of both.

Distribution

We bring products to market through four primary channels:

•	Direct sales;

•	Manufacturer’s representatives;

•	Distributors; and

•	OEM partners.

Direct Sales. Our direct sales teams are located in the Americas, Europe and Asia markets. We have adopted a strategy of native geographic expansion, meaning we will place local offices in the markets we identify for direct selling activities rather than having personnel travel from the United States to sell into foreign markets. Our direct sales teams have been successful in securing large customer orders, developing the foundation for the long-term client relationships we seek to build.

Manufacturer’s Representatives. We have both exclusive and non-exclusive relationships in place with a group of manufacturer’s representatives in North America only. An exclusive representative has been granted exclusive rights to sell Active Power products in a specific geographic territory. In exchange, the representative has agreed to sell a specific volume of our products and not sell any competitive products, all in exchange for compensation at a specified rate that is tied to the profitability of the underlying sales. We also maintain a group of non-exclusive representatives who have been designated a territory in which to sell our products on a non-exclusive basis for a specified commission rate. The manufacturer’s representative channel remains integral to the distribution of products in North America for us and increases our geographic sales coverage without having to add direct sales personnel. Products are marketed and sold under the Active Power brand through this channel.

International Distributors. In certain overseas markets, we have elected to recruit and retain specific international distributors to market our products and services into the designated geographic market. The distributor buys products from us and resells them to the end user, often with other services. Distributors may also perform service and warranty work for us under contract. This strategy has proved fruitful for the company in markets where we do not choose to deploy direct sales resources.

OEM Partners. OEM partners provide our longest standing method of distribution and remain key to our overall business strategy. Our primary OEM partner and largest single customer is Caterpillar, Inc. Caterpillar markets Active Power manufactured products under the Caterpillar brand name “CAT UPS” and as a complement to its electric power product lines. Caterpillar is a global market leader in new generator sales and has the largest installed base of existing standby generators in the world. By offering the CAT UPS with a standby generator and switchgear, Caterpillar can transform a standby power system into a continuous power system (CPS). We believe this total solution gives both Caterpillar and Active Power a significant competitive advantage in the power quality market. In 2008, we signed a new three-year distribution agreement with Caterpillar to continue this important relationship we began in 1999. Our sales to Caterpillar represented 35%, 31%, and 40% of our revenues for the years ended December 31, 2006, 2007 and 2008, respectively. We continue to maintain a strong relationship with Caterpillar.

Strategic Partners

We have entered into a number of agreements since 2007 with leading global organizations in the data center market who have the ability to collaborate with Active Power on new sales opportunities. These relationships help us expand potential opportunities to market our products and services through all of our distribution channels. Some of the major partnerships we have entered into include the following:

Hewlett Packard (HP). We are a member of HP’s Data Center Solution Builders Program. This program is designed to develop and deliver new technologies and products and services that are targeted towards energy conservation and other operational improvements in data center design or operation. The program allows Active Power to promote its PowerHouse solution jointly with HP on a global basis and to support the power infrastructure requirements of HP’s Performance Optimized Data Center products. This promotion may be performed directly by Active Power or through any of our channels of distribution, depending upon the location of the opportunity.

Sun Microsystems, Inc (Sun). We have entered into a strategic relationship with Sun whereby we jointly market and promote our PowerHouse and CleanSource UPS products and their Sun Modular Datacenter product on a global basis. We have also entered into global supply and service agreements with Sun to allow Sun to purchase any of our products and services and resell them to Sun’s customers on a global basis.

Verari Systems, Inc. We have entered into a strategic referral agreement with Verari Systems, Inc., a leading global supplier of blade computing technology, containerized data center products and services to improve data center efficiency. This agreement provides mutual sharing of sales opportunities between our organizations. It also provides compensation to Verari where they have provided assistance and business leads to Active Power and helped Active Power successfully sell products and services directly resulting from those business leads.

Customers and Key Markets

We continue to build deep-seated client relationships by selling directly and through our manufacturer representatives and distributor channels. We are focused on recruiting new representatives and distributors, but also helping those who have been with us for several years to become even more productive. Direct sales and distribution channels have increased our end user interaction and allowed us to respond to customer needs more quickly. Our Active Power branded sales channel contributed 58%, 68% and 59% of our revenues during 2006, 2007 and 2008, respectively.

Active Power has experienced success in several key vertical markets. The distinct advantages of our products are gaining awareness and have been adopted by organizations within the following key vertical selling segments:

•	Data Center

•	Industrial

•	Broadcast

•	Financial

•	Healthcare

•	Airports

The following table provides a representative sample of customers that use our flywheel products and includes customers to whom such products have been sold directly by us or by our OEM partners:

Industry	Representative Customers
Data Center	• Terremark • Star Technology Services • DigiPlex • Liberty Lake Internet Exchange • Tesco PLC	• Mini Tab Data Center • Cegeka Datacenters NV • Databank • Sun Microsystems • CyrusOne

Industrial	• Dupont Chemical • Pfizer, Inc – PGRD • GE Consumer & Industrial • Albon • Alticor	• Sarah Lee • Goodyear Tire and Rubber • Fuji Electric Group • EverGreen Solar • Freescale Semiconductor

Broadcast	• Adventist World Radio – Guam • WFFF-TV (FOX) • WVNY-TV (ABC) • Alabama Public Television	• Christian Television Network • Univision • WAVY-TV (NBC) • KBTX-TV (CBS)

Financial	• Royal Bank of Scotland • Kookmin Bank • IndyMac Bank	• State Employee Credit Union Hillsborough, NC • Andrews Federal Credit Union

Healthcare	• Wayne Memorial Hospital • CAMC Health System • MetroHealth Hospital	• Mercy Hospital • Banner Estrella • Cardiology Research Hospital Monzino

Airports	• AICM Aeropuerto Internacional de la Ciudad de Mèxico • Suvarnabhumi Airport (Bangkok) • Airport Bratislava a.s. (BTS)	• Ciudad Real Airport • Sharjah International Airport

Marketing

Since 2005, we have developed and implemented a variety of marketing programs to build market awareness of our brand name and products and to attract potential customers. We now employ a broad mix of programs to accomplish these goals, including market research; product and strategy updates with industry analysts, public relations activities, advertising, direct marketing and relationship marketing programs, seminars, customer events, user group meetings, trade shows and speaking engagements. Our marketing organization also produces marketing materials in support of sales to prospective customers that include brochures, data sheets, white papers, presentations, sales tools, events and demonstration capabilities.

Intellectual Property and Assets

Proprietary Rights

We rely upon a combination of patents, trademarks, confidentiality agreements and other contractual restrictions with employees and third parties to establish and protect our proprietary rights. We have filed dozens of applications before the U.S. Patent and Trademark Office, of which 44 have been issued as patents. Additionally, we have made a concerted effort to obtain patent protection abroad for our technology by continuing to file patent applications in Europe and Asia. Our patent strategy is critical for preserving our rights in and to the intellectual property embedded in our CleanSource and CoolAir product lines and in newer technologies. As a manufactured, tangible device that is sold, rather than licensed, our products do not qualify for copyright or trade secret protection. To enforce ownership of such technology, we principally rely on the protection obtained through the patents we own and unfair competition laws. We intend to aggressively protect our patents, which would include bringing legal actions if we deem it advisable.

We own the registered trademarks ACTIVE POWER, CLEANSOURCE and COOLAIR in the United States and abroad. The ACTIVE POWER logo, CSVIEW, and MEGAWATT CLASS UPS are trademarks of Active Power. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

Research and Development

We believe research and development efforts are essential to our ability to successfully deliver innovative products that address the current and emerging customer, particularly as the power management/quality market evolves. Our research and development team works closely with our marketing and sales teams and OEMs to define product requirements that address specific market needs. Our research and development expenses were $7.9 million, $5.7 million and $5.1 million in 2006, 2007 and 2008, respectively. We anticipate our research and development expenditures in 2009 will remain at similar levels to 2008, and will decrease as a percentage of sales in the future as our revenues grow. This is consistent with our strategy to focus on the three-phase market for which a core platform now exists. As of December 31, 2008, our research, development and engineering teams consisted of 21 engineers and technicians.

We currently hold 44 U.S. patents and more than 150 worldwide patents for the technology utilized in the products we deliver to the marketplace.

Manufacturing

We manufacture our products at our headquarters in Austin, Texas. We are an ISO 9001 quality certified operation which attests to the quality in product and process used to manufacture and deliver products and services to our clients. We source the majority of our components from contract manufacturers to enhance our ability to scale our operations and minimize cost. This approach allows us to respond quickly to customer orders while maintaining high quality standards and optimizing inventory.

Our internal manufacturing process consists of the fabrication of certain critical components and the assembly, functional testing and quality control of our finished products. We also test components, parts and subassemblies obtained from suppliers for quality control purposes.

We have entered into long-term agreements with some of our key suppliers, but currently purchase most of our components on a purchase order basis. Although we use standard parts and components for our products where possible, we currently purchase the flywheel rotor from Canton Drop Forge Inc., a single source supplier. Although we and our rotor supplier currently maintain buffer stocks to avoid potential supply disruptions, we have recently taken further proactive steps to mitigate this risk by identifying potential alternate suppliers. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, production time required and current market demand for such components or commodities.

In 2001, our manufacturing facility was expanded significantly to support projected sales volume; however, much of that capacity was never utilized due to an economic downturn and lower revenue levels than previously projected. This capacity is still currently underutilized even though we have increased production significantly since the expansion. We actively reduced our manufacturing overhead and costs during 2007 and 2008 and subleased a portion of the facility that we were not using. Increased sales in 2008 have also mitigated a certain percentage of this underutilization and we fully expect this trend to continue throughout 2009. We believe our current workforce, facilities and inventory levels will be sufficient to handle our near term sales demand. Over time, we will need to hire additional manufacturing personnel to address anticipated sales volume increases, but we do not anticipate further material capital investments in the near term.

Employees

As of December 31, 2008, we had 149 employees in the following areas:

•	21 in research and development;

•	72 in manufacturing, sourcing and service;

•	39 in sales and marketing; and

•	17 in administration, information technology and finance.

None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Seasonality

On occasion, our business has experienced seasonal customer buying patterns. In recent years, both the industry and our business generally experienced relatively weaker demand in the first calendar quarter of the year. We believe this pattern, that we attribute to annual capital budgeting procedures, will continue. We anticipate demand for our products in Europe and Africa may decline in the summer months as compared to other regions because of reduced corporate buying patterns during the vacation season.

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

We maintain a Web site at www.activepower.com. We make available free of charge through this site our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. This information can be found under the heading “Financial Reports” on our Web site. The Web site and the information contained therein or connected thereto are not intended to be incorporated in this Annual Report on Form 10-K.

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

We have incurred operating losses since our inception and expect to continue to incur losses for at least the next year. As of December 31, 2008, we had an accumulated deficit of $238.8 million. To date, we have funded our operations principally through the public and private sale of our stock, from product and service revenue and from $10.0 million in development funding from Caterpillar. We will need to generate significant additional revenue in order to achieve profitability, and we cannot assure you that we will ever realize such revenue levels or achieve profitability. We also expect to incur product development, sales and marketing and administrative expenses in excess of our product revenue after costs, and, as a result, we expect to continue to incur losses for at least the next year.

Our increased emphasis on a direct sales model and our transaction and customer concentration may affect our ability to accurately predict the timing of revenues and to meet short-term expectations of operating results.

Our increased emphasis on a direct sales model since 2005 has increased the effort and time required by us to complete sales to customers. Further, a larger portion of our quarterly revenue is derived from relatively few large transactions with relatively few customers. For example, in the fourth quarter of 2008, our three largest customers contributed 69% of our revenue. Our shift to the direct sales model, or any delay in completing these large sales transactions or reduction in the number of customers or large transactions, may result in significant fluctuations in our quarterly revenue. Further, we use anticipated revenues to establish our operating budgets and a large portion of our expenses, particularly rent and salaries, are fixed in the short term. As a result, any shortfall or delay in revenue could result in increased losses and would likely cause our operating results to be below public expectations. The occurrence of any of these events would likely cause the market price of our common stock to decline.

Our business may be affected by general economic conditions and uncertainty that may cause customers to defer or cancel sales commitments previously made to us.

Recent economic difficulties in the Unites States credit markets and certain international markets may lead to an economic recession in some or all of the markets in which we operate. A recession or even the risk of a potential recession may be sufficient reason for customers to delay, defer or cancel purchase decisions, including decisions previously made. This risk is magnified for capital goods purchases such as the UPS products we supply. Although we believe that the higher operating efficiency and lower total cost of ownership would support customers using and purchasing our equipment, and our efforts to broaden the number of different markets in which we sell will help mitigate economic risk from any one country, any customer delays or cancellation in sales orders could materially affect our level of revenues and operating results. Should our financial results not meet the expectations of public market analysts or investors, the market price of our stock would most likely decline.

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

The percentage of our product revenue derived from customers located outside of the United States was 42%, 45% and 39% in 2006, 2007 and 2008, respectively. Our international operations are subject to a number of risks, including:

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

We derive a substantial portion of our revenue from a limited number of products, particularly our 250-900 kVA product family. We expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products is therefore critical to our future success. Our future success will also depend in part on our ability to reduce our dependence on these few products by developing and introducing new products and product or feature enhancements in a timely manner. Specifically, our ability to capture significant market share depends on our ability to develop and market extensions to our existing UPS product line at higher and lower power range offerings and as containerized solutions. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance, which would substantially impair our revenue, profitability and overall financial prospects. Successful product development and market acceptance of our existing and future products depend on a number of factors including:

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

The future growth of our business will depend in part on our ability to expand our existing relationships with distributors, to identify and develop additional channels for the distribution and sale of our products and to manage these relationships. As part of our growth strategy, we may expand our relationships with distributors and develop relationships with new distributors. We will also look to identify and develop new relationships with additional parties that could serve as an outlet for our products, or that could provide additional opportunities for our existing sales channels, such as the recent relationships that we have developed with Sun Microsystems, Hewlett Packard and Verari Systems. Our inability to successfully execute this strategy, and to integrate and manage our existing OEM channel partners and our new distributors and manufacturer’s representatives could impede our future growth.

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

Caterpillar and its dealer network is our primary OEM customer and our largest single customer for our flywheel-based products. Caterpillar and its dealer network accounted for 35%, 31% and 40% of our revenue during 2006, 2007 and 2008, respectively. If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the Cat UPS product is not successful or suffers a material change, our business and financial prospects would likely suffer. Pursuant to our distribution agreement with Caterpillar, they are an OEM distributor of our CleanSource UPS product which is then marketed to Caterpillar’s dealer network under the brand name CAT UPS. Caterpillar is not obligated to purchase any minimum quantity of CleanSource UPS units from us.

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

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, broader name and brand recognition and a larger installed base of customers. As a result, these competitors may have greater credibility with our existing and potential customers and greater service infrastructure than we do. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, some of our current and potential competitors have established supplier or joint development relationships with our current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing products from us or to persuade them to replace our products with their products. Increased competition could decrease our prices, reduce our sales, lower our margins, or decrease our market share. These and other competitive pressures could prevent us from competing successfully against current or future competitors and could materially harm our business.

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

We may be subject to claims by others that we infringe on their proprietary technology.

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

Our involvement in any such litigation will cause us to incur unexpected litigation costs, require modifications to or limit our ability to sell our products, and adversely impact our business and reputation.

We have anti-takeover provisions that could discourage, delay or prevent our acquisition.

Provisions of our certificate of incorporation and bylaws could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable. Additionally, in December 2001, our board of directors approved a stockholder rights plan, which would require a potential acquirer to negotiate directly with our board of directors regarding any planned acquisition. We also are subject to the anti-takeover laws of the State of Delaware, which may further discourage, delay or prevent someone from acquiring or merging with us. In addition, our agreement with Caterpillar for the distribution of CleanSource UPS provides that Caterpillar may terminate the agreement in the event we are acquired or undergo a change in control. The possible loss of our most significant customer could be a significant deterrent to possible acquirers and may substantially limit the number of possible acquirers. All of these factors may decrease the likelihood that we would be acquired, which may depress the market price of our common stock.

The trading price of our common stock has been volatile and is likely to be volatile in the future.

Historically the market price of our common stock has fluctuated significantly. In 2008 the sales price of our common stock ranged from $.22 to $2.60. In addition to those risks described earlier in this section, the market price of our common stock can be expected to fluctuate significantly in response to numerous other factors, many of which are beyond our control, including the following:

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

If the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry or the stock market generally even if these events do not directly affect us. Each of these factors, among others, could cause our stock price to decline. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources.

Securities or industry analysts may not publish research or may publish inaccurate or unfavorable research about our business.

The trading market for our common stock will continue to depend in part on the research and reports that securities or industry analysts publish about us or our business. If we do not continue to maintain adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experiences difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

We have historically relied on outside financing and cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to fund our operations or respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited. Should additional funding be required, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. If we raise additional funds through the issuance of debt or equity securities, the percentage ownership of our stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations.

We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

Our common stock could be de-listed from the NASDAQ Global Market if our stock price continues to trade below $1.00 per share.

On August 18, 2008, we received a Staff Deficiency Letter from The NASDAQ Stock Market LLC, or NASDAQ, notifying us that we were not in compliance with NASDAQ’s Marketplace Rule 4450(a)(5), or the Rule, because the closing bid price for our Common Stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with Marketplace Rule 4450(e)(2) we were provided a period of 180 calendar days, or until February 17, 2009, to regain compliance. On October 16, 2008, NASDAQ announced that they had suspended the enforcement of the Rule until January 19, 2009, and then on December 23, 2008 NASDAQ announced the suspension of enforcement of this rule until April 20, 2009. As a result, the period during which we must regain compliance has been extended to August 20, 2009. If at any time before August 20, 2009, the bid price of our Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by August 20, 2009, our Common Stock will be subject to delisting from The NASDAQ Global Market.

In the event that we receive notice that our common stock is being delisted from The NASDAQ Global Market, NASDAQ rules permit us to appeal any delisting determination by the NASDAQ staff to a NASDAQ Listing Qualifications Panel. Alternatively, NASDAQ may permit us to transfer the listing of our common stock to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 4310(c), except for the bid price requirement. Currently we believe we satisfy these requirements. If our application for transfer is approved, we would have an additional 180 calendar days to comply with the Minimum Bid Price Rule in order to remain on The NASDAQ Capital Market.

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

ITEM 1B.	Unresolved Staff Comments.

None

ITEM 2.	Properties.

Our corporate headquarters facility is a 127,000 square foot building that we lease in Austin, Texas. We lease this building pursuant to a lease agreement that expires in December 2009, with options to extend through December 2011. Our administrative, information systems, marketing, manufacturing, sales and service groups currently utilize 96,000 square feet of this facility. We sublease the remaining 31,000 square feet of our corporate headquarters facility pursuant to sublease agreements that we entered into during 2007. The sublease agreements have options to extend through December 2011. Our engineering facility of approximately 19,600 square feet is also located in Austin, Texas and is leased pursuant to a lease agreement that expires in March 2010.

In addition to these properties, we lease facilities totaling 10,771 square feet in the United Kingdom, Germany, Algeria and Japan for sales and service activities.

Our current manufacturing and test facilities located at our corporate headquarters can support a business volume significantly in excess of our current revenues with the addition of direct labor only and no need for additional significant capital investment. We believe our existing facilities are adequate to meet our current needs and plans.

ITEM 3.	Legal Proceedings.

We are, from time to time, subject to various legal proceedings, claims and litigation arising in the ordinary course of business. We do not believe we are party to any currently pending legal proceedings the outcome of which may have a material adverse effect on our operations or consolidated financial position. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse affect on our financial position, results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to the vote of our stockholders during the fourth quarter of 2008.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The Nasdaq Stock Market under the symbol “ACPW.” The following table lists the high and low per share sales prices for our common stock as reported by The Nasdaq Stock Market for the periods indicated:

	High	Low
2008
Fourth Quarter	$.64	$.22
Third Quarter	1.18	.49
Second Quarter	1.95	.91
First Quarter	2.60	1.38

2007
Fourth Quarter	$2.87	$1.61
Third Quarter	2.30	1.28
Second Quarter	2.00	1.46
First Quarter	2.81	1.80

As of February 27, 2009, there were 60,458,311 shares of our common stock outstanding held by 235 stockholders of record.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

We did not repurchase any of our securities during the fourth quarter of fiscal 2008.

Sale of Unregistered Securities

None.

Stock Performance Graph

The graph depicted below shows a comparison of cumulative total stockholder returns for an investment in our common stock, the Nasdaq Stock Market (US) Composite Index, and a peer group of power technology companies having similar market capitalizations.

COMPARISON OF CUMULATIVE TOTAL RETURN

(1)	The Power Index peer group consists of an equal weighting of the following companies, all traded on The Nasdaq Global Market: Active Power, Inc. (ACPW), American Superconductor Corp. (AMSC), Beacon Power Corp. (BCON), Capstone Turbine, Inc. (CPST), FuelCell Energy, Inc. (FCEL), Plug Power, Inc. (PLUG), Distributed Energy Systems Corp. (DESC), and Satcon Technology Corp. (SATC).

(2)	The graph covers the period from December 31, 2003, the last trading day before the beginning of our fifth preceding fiscal year, through December 31, 2008, the last trading day of our most recently completed fiscal year.

(3)	The graph assumes that $100 was invested in our common stock on December 31, 2003 at the closing price on that date of $1.78 per share, in the Nasdaq Stock Market Composite Index and the peer group Power Index, and that all dividends, if any, were reinvested. No cash dividends have been declared or paid on our common stock.

(4)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.	Selected Consolidated Financial Data.

The following tables include selected consolidated financial data for each of our last five years. The consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006 and consolidated balance sheet data as at December 31, 2008 and 2007 have been derived from the audited consolidated financial statements appearing elsewhere in this document. The consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as at December 31, 2006, 2005 and 2004 have been derived from audited consolidated financial statements not appearing in this document. This data should be read in conjunction with the consolidated financial statements and notes thereto, with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and with the other financial data set forth elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for future periods.

Consolidated Statement of Operations Data	Year Ended December 31,
In thousands except per share data	2008	2007	2006	2005	2004
Total revenue	$42,985	$33,601	$25,029	$17,788	$15,783
Total cost of revenue	34,997	30,375	24,343	18,086	18,106
Gross margin	7,988	3,226	686	(298)	(2,323)
Operating expense	22,074	24,579	23,545	25,037	26,980
Loss from operations	(14,086)	(21,353)	(22,859)	(25,335)	(29,303)
Net loss	(13,442)	(20,492)	(21,149)	(22,906)	(28,326)

Basic and diluted net loss per share	$(0.22)	$(0.38)	$(0.43)	$(0.48)	$(0.67)

Consolidated Balance Sheet Data	Year Ended December 31,
In thousands	2008	2007	2006	2005	2004
Cash and investments	$11,171	$22,492	$20,711	$42,040	$45,675
Working capital	16,451	27,526	31,673	43,599	43,029
Total assets	32,671	43,326	46,737	60,365	63,366
Long-term obligations….	521	604	468	414	300
Total stockholders’ equity	20,821	33,248	38,778	53,873	57,284

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Level Overview

Active Power is a manufacturer and provider of critical power solutions incorporating UPS systems that provide business continuity to enterprises requiring protection against electrical power disturbances. Our products are designed to deliver continuous clean power, protecting customers from voltage fluctuations, such as surges and sags, and frequency fluctuations, and also to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are those global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The UPS products we manufacture utilize green technology to create a renewable energy source. These products are highly reliable, are energy and space efficient, and significantly reduce client electricity expenses. As of December 31, 2008, we have shipped more than 2,100 flywheels in UPS system installations, delivering more than 525 megawatts of power to customers in more than 40 countries around the world. We are headquartered in Austin, Texas, with international offices in the U.K., Germany and Japan.

Our primary sales channels in North America have traditionally been through our OEM partners, Caterpillar, Inc. and Eaton Electrical (formerly known as PowerWare). Since 2005, we have developed additional sales channels in North America including direct sales employees and a network of manufacturer’s representatives. Direct sales tend to improve our relationships with clients, improve our gross margins and add service and other revenue opportunities. Our direct sales channel contributed 58%, 68% and 59% of our revenues during 2006, 2007 and 2008, respectively. Our primary sales channels in Europe, Middle East and Africa (EMEA) and Asia include selling directly to end users and indirectly through select value added resellers and distributors.

We also provide services including engineering, installation, start-up, monitoring, and repair for our products under contracts with our customers.

Total revenue in 2008 increased 28% from 2007 due to continuing and increased market acceptance of our flywheel-based products, especially our 250-900 kVA product line. We achieved strong growth in both of our primary markets of North America, EMEA and Asia. We believe revenues will continue to grow in 2009 from new product sales as we become more systems focused. In particular, we expect higher sales volume of our megawatt-class UPS products, and of additional variations of our flywheel-based products, including containerized versions such as our PowerHouse product, that we intend to sell in 2009 to industrial manufacturers and IT customers globally. We believe that the investments we made during 2007 and 2008 in our sales organization to increase our level of direct sales staff, particularly in Europe and North America, will contribute to improve sales results in 2009.

Our revenue derived from customers located outside of the United States was $10.5 million, $15.2 million and $16.9 million in 2006, 2007 and 2008, respectively, representing 42%, 45% and 39%, respectively, of our total revenues. During 2008, in an effort to expand the territories in which we sell our Active Power branded products, we continued to increase our direct sales organization and add new distribution arrangements, particularly in EMEA. Revenues in EMEA and Asia increased by 13% in 2008 as a result of these efforts and we anticipate higher sales levels from this region in 2009. In 2007, we also opened a sales office in Japan and began selling directly in the Asia Pacific area. This is still a small part of our total foreign sales, and our revenues in Asia increased by 114% in 2008 from 2007 levels. Sales of Active Power branded products through our direct sales and manufacturers’ representative channels were 58%, 68%, and 59% of our revenue for the years ended December 31, 2006, 2007, and 2008, respectively.

We were able to improve our gross profit in 2008 and for the third consecutive year report a positive gross margin. Our gross profit margin, before an impairment charge for CoolAir Inventory of $1.5 million that we made during 2008, was 22%. After this charge, our reported gross profit margin was 19%, which represents an improvement from the 10% we achieved in 2007 and the 3% in 2006. During our fourth quarter of 2008 we recorded a gross profit margin of 32%, which was our highest to date. This improvement was due primarily to higher sales volumes, higher direct sales, and higher product pricing. Direct sales typically generate higher margins for us than sales that are made through our distribution channels.

Our operating losses were $22.9 million, $21.4 million and $14.1 million in 2006, 2007 and 2008, respectively. Excluding the CoolAir related inventory impairment charges of $1.5 million and $2.1 million in 2008 and 2007, respectively, we were able to reduce our operating losses by $6.7 million, or 35%, in 2008 after having reduced them 28% in 2007 from 2006. This is primarily due to the gross margin improvements offset slightly by higher sales and marketing expenses due to the increase in our sales organization and lower operating expenses in development and administration. Non-cash stock based compensation expense included in the operating losses was $3.1 million, $2.1 million and $1.7 million in 2006, 2007 and 2008, respectively.

We recorded an EBITDA loss of $12.0 million in 2008, compared to an EBITDA loss of $19.3 million in 2007. This reduction of $7.3 million, or 38%, was attributable to our higher revenue levels, higher gross profit margins and lower cash operating expenses. Our Adjusted EBITDA, which is EBITDA less stock-based compensation expense, is a measure we use to approximate cash used in operations and to facilitate comparisons with our competitors. Adjusted EBITDA for 2008 was a loss of $8.7 million, compared to a loss of $15.1 million in 2007, a decrease of 42%. In the fourth quarter of 2008 our Adjusted EBITDA was a positive $374,000. This was the first time that we have achieved a positive Adjusted EBITDA result.

Net cash used in operations increased slightly in 2008 to $11.8 million, compared to $10.4 million in 2007, despite the lower operating losses. This was primarily due to the additional investments that we made in working capital to finance the continued growth of the business, particularly in higher receivables and lower deferred revenues. We were able to offset this use of cash by lowering our levels of inventory and increasing payables. We also drew down $2.0 million against our bank revolving line of credit facility during 2008 to help finance these working capital requirements. We have a history of operating losses and have not yet reached operating profitability. We believe that the success of our flywheel products and our new product developments combined with our focus on direct sales and solution selling to customers will help us to reduce our level of operating losses and the amount of cash that we consume in our operations. This is exemplified by the improvement in net cash used in operations in the second half of 2008, which was $3.7 million, compared to $8.1 million in the first half of 2008. This improvement was driven by higher sales volume and lower operating losses. However, we do expect to continue to incur operating losses for at least the next several quarters and for 2009. This will continue to consume our cash and investments. Our total cash and investments at December 31, 2008 were $11.2 million, compared to $22.5 million at December 31, 2007. Due to the improvements in our operations in the second half of 2008 we believe that our cash and investments are sufficient to meet our operational needs for at least the next twelve months.

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

Results of Operations

Comparison of 2008 to 2007

Product revenue

Product revenue primarily consists of sales of our CleanSource power quality products, comprising both UPS and DC product lines, and sales of Continuous Power Systems (CPS) which are comprised of our UPS systems and some combination of third party ancillary equipment, such as engine generators and switchgear. The CPS products may be sold in a containerized solution or as separate equipment. Product revenue also includes sales of our CoolAir DC product and CoolAir UPS products. The following table summarizes for the periods indicated, a year-over-year comparison of our product revenue (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2008	$35,772	$6,937	24%
2007	28,835	6,451	29%
2006	22,384	—	—

Product revenue represented 86% and 83% of total revenue for 2007 and 2008, respectively. The increase in product revenue from 2007 was due to $4.7 million in increased sales of our 250-900 kVA product line, $3.3 million in increased sales of our megawatt-class product line, as well as $1.0 million in increased sales of ancillary equipment that we sold to customers along with our UPS products. These increases were offset by a decrease in sales of our DC product line, 65-150 kVA product line and CoolAir product line, of $0.9 million, $0.5 million and $0.4 million, respectively, from 2007. The decrease in sales of those product lines was the result of decreased emphasis and channel development of the DC product line compared to our UPS products and a decreased emphasis on sales in the other product lines as we have concentrated on our UPS sales. In 2008, we sold 363 flywheel product units, a 24% increase over the 292 units that we sold in 2007. The average sales price per flywheel increased by 5% to approximately $80,000 in 2008 from approximately $76,000 in 2007. The increase in average selling price is due to price increases, the product mix and proportionately more wheels sold through our direct sales channel. Our direct sales channel typically has higher sales prices and profit margins compared to our OEM channel as we do not have to offer channel discounts on our direct sales. We expect this trend in mix and average selling price to continue.

The frequency and timing of our larger system sales, including megawatt-class UPS products and our containerized products, is more volatile and can result in material changes in period-to-period revenue. Such revenues also can occur in periods other than when originally anticipated, which can add to the potential volatility and affect our ability to meet forecasted targets. Larger system sales may also involve higher amounts of ancillary products upon which we typically generate lower profits when compared to sale of our UPS products only. Therefore, a significant increase in product revenues that was caused by higher sales of ancillary products may not result in a commensurate increase in our gross or operating profit levels.

North America sales were 61% of our total revenue for 2008, compared to 55% for 2007. We continued to expand the sales territories where we sell our Active Power branded products in 2008, as we increased our sales distribution capabilities, particularly in Europe and Asia. We also increased the size of our sales and service organization in the U.K. and Europe. We anticipate higher revenues from these locations in 2009 as a result.

Sales to Caterpillar represented 40% of our revenue in 2008 as compared to 31% of our revenue in 2007 and Caterpillar remains our largest single customer as well as our largest OEM customer. Our revenue from Caterpillar increased by 64% in 2008. This increase was driven by a number of large sales of our megawatt class UPS products through this channel. We expect further growth in sales to Caterpillar in 2009 as they enjoy success with their large engine generators, particularly in the megawatt and larger power applications. We also have seen and anticipate a further increase in capital spending in datacenters where there is a requirement for higher-density power solutions such as flywheels. We believe that we may be able to capitalize on this trend.

Our products perform well in harsh environments where power quality or reliability is particularly poor, which makes them a good fit for countries with a poor power infrastructure or in harsh manufacturing or process environments, or situations where reliability is paramount, such as mission-critical business applications. Therefore we have traditionally focused our direct sales efforts to these types of customer situations. Due to the large size of some of our customer orders relative to our current total revenue levels, our quarterly total revenue trend and the proportion of sales made directly by us can be expected to fluctuate.

Service and other revenue

Service and other revenue primarily relates to revenue generated from both traditional (after-market) service work and from customer-specific system engineering. This includes revenue from design, installation, startup, repairs or reconfigurations of our products and the sale of spare or replacement parts to our OEM and end-user customers. It also includes revenue associated with the costs of travel of our service personnel and revenues or fees received upon contract deferment or cancellation. The following table summarizes for the periods indicated a year-over-year comparison of our service and other revenue (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2008	$7,213	$2,447	51%
2007	4,766	2,121	80%
2006	2,645	—	—

The increase in our installed base of customers, particularly those arising from direct sales made by us, is driving the trend of higher service and spares revenue. Our service and other revenue in 2008 was also helped by our improved level of direct sales and large multi-megawatt sales that affords us the ability to generate higher startup service revenues. We also recorded $0.4 million of fees related to contract cancellation in 2008 by one customer. We anticipate that service and other revenue will continue to grow as our product revenue increases and as our installed base of product expands because as more units are sold to customers, more installation, startup and maintenance services will be required. Where sales are made through an OEM channel, our OEM partner would typically provide these services to their end-user customers. Thus, increasing direct sales gives us a greater opportunity to grow our service and other revenue.

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

Year	Annual Amount	Change from Prior Year	Percent Change	Gross Margin
2008	$29,380	$2,978	11%	18%
2007	26,402	4,463	20%	8%
2006	21,939	—	—	3%

The 11% increase in cost of product revenue was driven by the 24% increase in product revenues that we experienced in 2008. The cost of product revenue did not increase at the same rate as product revenue, as we had lower product costs reflecting the results of product cost reduction programs we have implemented. The 2007 cost of product revenue also included a $2.1 million charge for excess inventory and impairment of manufacturing assets related to our CoolAir product family that was based on the then-current assessment of product demand for CoolAir. In September 2008, we recorded an additional reserve of $1.5 million against the CoolAir inventory as a result of our further diminished expectations of future product demand that potentially would result in excess quantities of CoolAir inventory. Net of current product sales backlog and future spares and support requirements, the CoolAir inventory value was reduced to its salvageable value.

We have been able to improve our gross product margins by increasing the average selling price of our products that we sell as well as by lowering our product cost. As a result, our product revenue increased more than the increase in the cost of product revenue. This has been part of our strategy to improve the profitability of individual transactions and the profitability of the company as a whole. We believe that as our direct sales and our total revenues continue to increase, our product margins will improve. In 2008, we increased sales of higher margin product options and features with the UPS systems we sold, which lead to a further increase in our average selling price.

We have also continued to improve the efficiency and utilization of our manufacturing facility, which has a large portion of fixed costs. We incur approximately $4.7 million per year in fixed costs for our manufacturing facility that has a capacity in excess of our current business requirements. We expense the excess costs of the underutilization of this facility as part of our cost of product revenues. We now produce more goods with less overhead than in previous years. Some of this efficiency is driven by higher product volumes that allow for better utilization of our test facility and our manufacturing space. We also have ongoing programs within our engineering and manufacturing departments to lower product costs, to identify alternative and cheaper vendors if possible, to reduce our absolute level of overhead spending and headcount, and to improve the manufacturability of our products. During 2008 these efforts have helped reduce our cost of product revenue in spite of the pressures of higher raw material and commodity price increases. For 2009 we anticipate further cost reductions from these ongoing programs.

Cost of service and other revenue

Cost of service and other revenue includes the cost of component parts that we use in service or sell as spare parts to customers, as well as the labor and overhead costs of our service organization, including travel and related costs incurred in fulfilling our service obligations to our customers. The following table summarizes for the periods indicated a year-over-year comparison of our cost of service and other revenue (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change	Gross Margin
2008	$5,617	$1,644	41%	22%
2007	3,973	1,569	65%	17%
2006	2,404	—	—	9%

The increase of 41% in the cost of service and other revenue in 2008 is driven by the 51% increase in service and other revenue. The increase also reflects the higher headcount and related expenses that we put in place during the year to expand our service capabilities around the world. As our direct sales organization has expanded we have added service and technical personnel, including in many foreign markets, in order to support our selling efforts and to meet our customer responsibilities. Balancing our labor requirements to our customer needs will continue to be a business challenge for our service organization in 2009, as we seek to ensure that we do not incur additional fixed labor costs in advance of anticipated service revenues. Achieving the efficient utilization of our service labor will be key to profitably growing this area of our business. Many of the costs of the service organization are fixed in nature, and higher volume of installation, startup and service work is resulting in improved efficiency and operating results for this group. We expect this trend to continue in 2009.

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

Year	Annual Amount	Change from Prior Year	Percent Change
2008	$5,116	$(633)	(11)%
2007	5,749	(2,102)	(27)%
2006	7,851	—	—

Our research and development efforts in 2008 were largely focused on new configurations of our existing flywheel technology under development, as well as enhancements to our megawatt-class UPS products and refinement of our containerized product solutions. The decrease in spending compared to 2007 is primarily a result of lower headcount. The 2008 expense included approximately $0.4 million of stock-based compensation. We believe that research and development expenses will remain at current levels in 2009 although this will represent a smaller percentage of our total revenue, and that the spending will be focused on enhancements and cost reductions to our flywheel products.

Selling and marketing

Selling and marketing expenses primarily comprise compensation and related costs for selling and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs. The following table summarizes for the periods indicated, a year-over-year comparison of our selling and marketing expense (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2008	$11,839	$869	8%
2007	10,970	745	7%
2006	10,225	—	—

The increase in selling and marketing expenses in 2008 largely reflects higher variable compensation that was paid to our sales employees on higher revenue levels. Although the total headcount has not changed significantly since 2007, we have changed the composition of our sales organization from supporting OEM partners to supporting more direct selling. We have also increased our marketing department staffing as we concentrate on developing and improving the Active Power brand, and supporting our direct selling activities. The 2008 expense also includes approximately $0.3 million of stock-based compensation. We anticipate that selling and marketing expenses will continue to increase in 2009 but reduce as a percentage of revenues as we expand our direct sales force into new geographies and due to higher variable compensation as our revenues continue to increase.

General and administrative

General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, taxes, and the allowance for doubtful accounts expense. The following table summarizes for the periods indicated, a year-over-year comparison of our selling, general and administrative expense (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2008	$5,119	$(2,741)	(35)%
2007	7,860	610	8%
2006	7,250	—	—

The decrease in general and administrative expense from 2007 to 2008 was primarily attributable to the absence of $2.9 million in expenses incurred in 2007 related to an investigation into our historical stock option granting procedures that resulted in restatement of prior year financials. We are currently in the process of negotiating to settle outstanding tax matters resulting from the option investigation with the Internal Revenue Service and do not anticipate any further expenses from this investigation. We anticipate that the level of general and administrative expenses in 2009 should remain at similar absolute levels to those in 2008.

Interest income

The following table summarizes the yearly changes in our interest income (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2008	$348	$(425)	(55)%
2007	773	(614)	(44)%
2006	1,387	—	—

The decrease in interest income from 2007 to 2008 is primarily attributable to the decrease in the amount of available funds that we had for investment as our operating losses decreased our cash reserves and to the decline in interest rates during 2008. During the year, as part of our investment strategy, we moved more investments into short-term instruments in reaction to the declining interest rate environment. We expect interest income to fluctuate depending on cash and investment balances and trends in interest rates.

Income tax expense

Due to operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. As of December 31, 2008, our accumulated net operating loss carryforward was $205.3 million and our research and development credit carryforwards were $3.1 million. We anticipate that these loss carryforward amounts may offset future taxable income that we may achieve and future tax liabilities. However, because of uncertainty regarding our ability to use these carryforwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets.

Comparison of 2007 to 2006

Product revenue

Product revenue represented 89% and 86% of total revenue for 2006 and 2007, respectively. The increase in product revenue from 2006 was due to $4.2 million in increased sales of our 250-900 kVA product lines, as well as $3.8 million in increased sales of ancillary equipment that we sold along with our UPS products and $0.9 million from increased CoolAir sales. This was offset by a decrease in sales of our 1200 kVA products of $2.2 million from 2006. In 2007, we sold 292 flywheel product units, a 5% decrease over the 308 units that we sold in 2006. This decrease in volume was offset by an increase in average sales price per 250 kVA flywheel by 13% to approximately $76,000 in 2007 from approximately $67,000 in 2006. The increase in average selling price was due to price increases and proportionately more wheels sold through our direct sales channel.

North America sales were 55% of our total revenue for 2007 compared to 58% for 2006. We continued to expand the sales territories in which our Active Power branded products are sold in 2007 as we increased our direct sales organization, particularly in Europe and Asia. We opened new offices in Japan during the year as part of this effort. We also increased the size of our sales and service organization in the U.K. and Europe. Caterpillar represented 31% of our revenues in 2007 as compared to 35% of our revenue in 2006 and remains our largest single customer as well as our largest OEM customer. Our revenue from Caterpillar increased by 20% in 2007, however this increase was smaller than the 56% increase in our direct business in 2007 compared to 2006. As a result, Caterpillar represented a smaller portion of our total revenue in 2007.

In 2006, we began to offer our CoolAir DC product for commercial sale. Sales of this new technology reached $1.0 million in 2007.

Service and other revenue

The increase in our installed base of customers from 2006 to 2007, particularly those arising from direct sales made by us, contributed to higher service and other revenue in 2007. Our service and other revenue in 2007 was also helped by our improved level of direct sales and large multi-megawatt sales that affords us the ability to generate higher startup service revenues.

Cost of product revenue

The 20% increase in cost of product revenue in 2007 was driven by the 29% increase in product revenues that we experienced in 2007. During the fourth quarter of 2007, we evaluated our level of CoolAir inventory compared to our historic and projected product demand and in light of planned future development efforts for the TACAS technology as we migrate a DC-only product into a more compelling customer solution with increased capability and marketability. As a result of this review we reserved $1.8 million for excess inventory charges and recorded a $0.3 million impairment charge against specific CoolAir manufacturing assets.

Our gross product margins improved in 2007 when compared to 2006 as a result of increases in the average selling price of our products that we sell. As a result, our product revenue increased more than the increase in the cost of product revenue. This has been part of our strategy to improve the profitability of individual transactions and the profitability of the company as a whole. We achieved a positive gross margin for the Company for the first time in 2006, and with higher product volume and higher product pricing in 2007, we were able to improve our positive gross margin in 2007 to 10%. In 2007, we increased sales of higher margin product options and features with the UPS systems we sold, which lead to a further increase in our average selling price.

We have also continued to improve the efficiency and utilization of our manufacturing facility, which has a large portion of fixed costs. These benefits have been mitigated during 2007 by higher raw material and commodity price increases, but have allowed us to maintain prices despite the higher incoming costs of materials.

Cost of service and other revenue

The increase of 65% in the cost of service and other revenue in 2007 is driven by the 80% increase in service and other revenue. The increase also reflects the higher headcount and related expenses that we put in place during the year to expand our service capabilities around the world. As our direct sales organization has expanded we have added service and technical personnel, including in many foreign markets, in order to support our selling efforts and to meet our customer responsibilities. This increase in costs compares to the 80% increase in service and other revenue that we achieved in 2007.

Research and development

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

Selling and marketing

The increase in selling and marketing expenses in 2007 reflects the higher headcount and related costs as we have expanded our direct sales force in EMEA and North America and from higher variable compensation as our total revenues increase. Although the total headcount has not changed significantly, we have changed the composition of our sales organization from supporting OEM partners to one supporting more direct selling during 2007. We have also increased our marketing department staffing as we concentrate on improving the Active Power brand, and supporting our direct selling activities. The 2007 expense also includes approximately $0.4 million of stock-based compensation.

General and administrative

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

Litigation (settlement) expense

In November 2006, we reached a settlement of the litigation with Greenwich Insurance Company whereby Greenwich agreed to pay us $3.0 million in exchange for a full settlement of this case. Accordingly, after $1.2 million was paid to our former Chairman and CEO, pursuant to the reimbursement agreement, we received gross proceeds of $1. 8 million.

Interest income

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

Liquidity and Capital Resources

Our primary sources of liquidity at December 31, 2008 are our cash and investments on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect that we will not require additional financing in order to continue operating and growing our business during 2009. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2009 or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. Our cash and investments at December 31, 2008 totaled $11.2 million.

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

In October 2007, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a secured revolving line of credit in an amount of up to $5.0 million, subject to a borrowing base formula. In 2008 we modified the Loan Agreement to provide for a U.S. export-import credit facility that would add a U.S. government guarantee to the payments for these foreign shipments and make more of our foreign shipments eligible as security for the credit facility. Prior to this modification, export revenues were not eligible to be included as part of the borrowing base, which may have limited our ability to utilize the revolving credit facility. All amounts borrowed under this facility are subject to a borrowing base formula based on eligible receivables and inventory. During the year ended December 31, 2008, we borrowed $2.0 million under this credit facility and this balance remained outstanding at December 31, 2008. Based on the borrowing base formula, we had an additional $1.9 million available for use at December 31, 2008 under this credit facility.

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

Revolving loans under this credit facility may be borrowed, repaid and re-borrowed until October 5, 2010, at which time all amounts borrowed must be repaid and all outstanding letters of credit must be cash collateralized. Revolving loans bear interest at a floating per annum rate equal to the greater of SVB’s prime rate plus 0.25% or 5.25% . A default interest rate shall apply during an event of default at a rate per annum equal to 5.0% above the otherwise applicable interest rate. The revolving loans are secured by a first priority lien on substantially all of our assets, provided that such security interest is limited to no more than 65% of the outstanding capital stock held by us of each of our subsidiaries.

Significant uses of cash

Operating Activities

The following table summarizes the yearly changes in cash used in operating activities (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2008	$(11,832)	$1,409	14%
2007	(10,423)	(11,892)	(53)%
2006	(22,315)	—	—

Cash used in operating activities in 2008 was $11.8 million, compared to $10.4 million in 2007, an increase of 14%, or $1.4 million, despite a $7 million reduction in operating loss in 2008. This change in cash used in operating activities was primarily due to changes in operating assets and liabilities, or our working capital, resulting in cash used of $3.4 million in 2008, compared to cash provided of $4.7 million in 2007. In 2008, we had a significant increase in receivables of $4.3 million compared to the prior year, attributable to the higher revenues we achieved in 2008, with an increase in our fourth quarter sales of 59% compared to the fourth quarter of 2007. Receivables at December 31, 2008 were 83% higher than at the end of 2007. We were able to offset this increase in higher receivables with a $1 million decrease in our inventory in 2008, as we shipped more products at the end of the year and were more efficient in our manufacturing operations. Our deferred revenue (customer deposits and advance payments) balance decreased by $0.2 million as compared to 2007. We have not had any material change in the payment cycles for our payables or for our collections in 2008 despite a challenging external environment but will be monitoring this closely in 2009. We do continue to request deposits and periodic payments from large customers where commercially possible, particularly for projects with multiple deliverables. However, the amount of such advance payments can fluctuate significantly on a quarterly basis, depending on the size and scope of customer orders at any point in time. Having now grown our quarterly revenues to over $16 million in the fourth quarter of 2008, we anticipate cash used in operating activities for 2009 will decrease from the level in 2008. Having made the necessary investments in inventory and receivables, we believe that we can fund further increases in revenues without having to make significantly more investments in funding working capital. Net cash used in operations decreased from $8.1 million in the first half of 2008 to $3.7 million in the second half of 2008. This marked improvement was the result of an increase in sales volume. This was after consuming $8.1 million in net cash used in operations in the first half of 2008 on lower sales volume. We also anticipate further reductions in operating losses in 2009 which will also alleviate and reduce the cash that we use in operations.

We used $10.4 million of cash in funding our operating activities during 2007, which was $11.9 million, or 53%, lower than the $22.3 million used in 2006. This decrease was primarily attributable to lower operating losses, non-cash impairment charges expensed in 2008, lower levels of stock-based compensation, and better working capital management as reflected in a decrease in outstanding accounts receivable, and higher deferred revenue from maintenance contracts and customer deposits. These were partially offset by decreases in accounts payable as we paid for the expenses of our historical stock option review and higher inventory levels.

Investing Activities

Investing activities primarily consist of sales and purchases of investments and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these investment funds to finance our ongoing operations. Overall, the cash provided from investing activities remained at $5.4 million in 2008, the same level as in 2007. Capital expenditures were approximately $0.9 million in both 2008 and 2007, increasing less than $0.1 million in 2008 as compared to 2007. This increase was primarily due to investments in our infrastructure to support increased growth, including the upgrade of our current ERP system and equipment for demonstration and sales offices globally.

Financing Activities

Funds provided by financing activities during 2008 were $2.0 million, which reflects the amount that we borrowed from SVB in 2008 under our revolving credit facility. The funds from financing activities in 2007 of $13.1 million reflected the net proceeds we received from a private placement of our common stock in August 2007. We have not sold any equity securities since that transaction. We do not anticipate any new financing from the sale of equities at this time. We are considering further borrowings, including an equipment financing facility, for 2009 to help finance certain property and equipment purchases that are planned for 2009, but we have not yet entered into any borrowing arrangements. To the extent possible, we may further draw down on our credit facility during 2009 to preserve our cash and investments.

Contractual Commitments

In our day-to-day operations, we incur commitments to make future payments for goods and services. These arise from entering into operating leases and as we make commitments to vendors to provide us materials and services. The following table summarizes our significant contractual obligations and commitments at December 31, 2008 (in thousands):

	2009	2010	2011	2012	2013 and thereafter
Operating lease obligations	$1,383	$304	$98	$70	$322
Purchase obligations	4,687	—	—	—	—
Other long-term obligations	25	25	25	25	125

Our principal lease commitments consist of our lease for our corporate headquarters and engineering facilities and our global sales offices.

In 2007, we entered into a secured revolving line of credit facility of up to $5 million, subject to a borrowing base formula, with SVB. There was $2.0 million and $0 outstanding under this facility at December 31, 2008 and 2007, respectively.

Future uses of cash

We believe that our cash and investments on hand will be sufficient to fund our operations for at least the next twelve months We have prepared multiple scenarios for anticipated revenues in 2009, both favorable and unfavorable, to reflect a high level of uncertainty about the future macroeconomic environment in which we operate our business. Our sales cycle is such that we have visibility 2-3 quarters in advance into future orders that allows us to predict revenues over this period of time with some degree of confidence. This window also provides us with some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we can see and anticipate a shortfall in revenues. Based on the different scenarios we modeled for 2009, we believe that we can continue to manage operations and manage our working capital with the cash and investments that we have on hand as at December 31, 2008 without the need for a further capital raise.

We expect the level of capital investments to remain similar in 2009 to those in 2008. We currently intend to invest in several PowerHouse systems to use for demonstration purposes in the U.S. and in the U.K. to help our sales efforts, but are not planning any other major capital investments. We still have outstanding liabilities for tax obligations from the stock option investigation that we expensed in 2007 but that will be paid in 2009.

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

Other factors that may affect liquidity

As noted above, we believe our existing cash and investments balances at December 31, 2008 will be sufficient to meet our cash requirements through at least the next 12 months. Beyond the next 12 months, our cash requirements will depend on many factors, including the rate of sales growth, the success of our direct selling strategy, the continued market acceptance of our products, including in particular the PowerHouse product family, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the efficiency of our manufacturing processes, and the timing and extent of research and development projects. Should additional funding be required, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. If we raise additional funds through the issuance of debt or equity securities, the percentage ownership of our stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

Off-Balance Sheet Arrangements

During the years ended December 31, 2006, 2007 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by FSP FAS 157-1, Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which excludes from the scope of this provision arrangements accounted for under SFAS 13, Accounting for Leases. SFAS 157 is also amended by FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. In October 2008, SFAS 157 was amended again by FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations. We also adopted FSP 157-3 on September 30, 2008 as required and concluded it did not have a significant impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by approximately $0.1 million. Because of the nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on their fair value.

Our international sales have historically been made in U.S. dollars. As we have increased sales in foreign markets and opened operations in multiple foreign countries, we have executed more transactions that are denominated in other currencies, primarily euro and British pounds. Those sales and expenses in currencies other than U.S. dollars can result in translation gains and losses which have not been significant to date. Currently, we do not engage in hedging activities for our international operations other than an increasing amount of sales and support expenses being incurred in foreign currencies as a natural hedge. However, recent volatility in currencies, particularly with the pound and euro, is increasing the amount of potential translation gains and losses and we may engage in hedging activities in the future to mitigate the risks caused by such currency volatility.

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

Our Chief Executive Officer and Chief Financial Officer have concluded that we did maintain effective control over financial reporting as of December 31, 2008, based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by COSO. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on our assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Ernst & Young LLP, audited our consolidated financial statements, and independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their report, which is included in Part IV of this Form 10-K.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Forward looking statements regarding the effectiveness of internal controls during future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

ITEM 9B. Other Information.

None.

PART III.

ITEM 10.	Directors and Executive Officers of the Registrant.

The following table sets forth certain biographical information concerning our current directors, and executive officers:

Name	Age	Position(s)
James Clishem	52	President, Chief Executive Officer and Director
John K. Penver	46	Vice President of Finance, Chief Financial Officer and Secretary
James M. Murphy	44	Vice President Sales—EMEA
Gary P. Rackow	55	Vice President Sales—Americas
Lisa M. Brown	43	Vice President—Marketing & Sales Operations
Karl T. Schuetze	43	Vice President—Engineering
Uwe Schrader-Hausmann	54	Chief Technical Officer
Jason P. Rubin	40	Vice President—Manufacturing
Martin T. Olsen	47	Vice President—Business Development
Ake Almgren	62	Director
Richard E. Anderson	44	Director
Rodney S. Bond	64	Director
James E.deVenny III	61	Director
Jan H. Lindelow	64	Director
Benjamin L. Scott	59	Director

Executive Officers

James Clishem was hired as our Vice President of Business Development in June 2005. He was promoted to be our President and Chief Operating Officer in November 2005 and promoted to Chief Executive Officer in May 2006. He became one of our directors in June 2006. Mr. Clishem came to Active Power from Peregrine Systems, Inc., a publicly traded enterprise software company, where he served as Vice President of Business Development focusing on global alliances since 2004. From 1999 until it was sold in 2004, he was founder, President & CEO of Xodiax, a profitable managed IT services business, which was recognized by Inc Magazine as one of the fastest growing privately held companies in the country. Mr. Clishem also served as Vice President of Data Services for Broadwing Communications, where he had responsibility for a $150 million business unit. He has also held various senior roles at ntr.net, MCI, Ericsson, and Tandem Computers. Mr. Clishem holds a B.S. and M.S. in Electrical Engineering from the University of Louisville and an M.B.A from Southern Methodist University in Dallas, Texas.

John K. Penver was hired in February 2005 as Chief Financial Officer and Vice President of Finance. From May 2004 to February 2005, Mr. Penver served as Chief Financial Officer of PerformanceRetail, Inc., a privately held retail management software company. Prior to that, Mr. Penver served as Chief Financial Officer of Factory Logic, Inc., a privately held enterprise-application software company, from September 2002 to April 2004. Prior to this Mr. Penver served as an independent business consultant to several privately held companies and was a senior finance executive for both public and private technology and manufacturing organizations including Yclip Corporation, a privately held internet-marketing software company, and Silicon Gaming, Inc., a publicly traded manufacturer of high-technology slot machines for the gaming industry. Mr. Penver also had 12 years of audit experience with the international accounting firm of Deloitte & Touche LLP in both the USA and Australia. Mr. Penver is a Certified Public Accountant and a Chartered Accountant, and holds a Bachelor of Business in Accounting from Monash University in Australia and an M.B.A. from Santa Clara University in California.

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

Karl T. Schuetze joined Active Power in April 2000 as a development engineer and held several positions, including Manager of Mechanical Systems before being promoted to Vice President of Engineering in July 2007. In this role Dr. Schuetze is responsible for the design and development of all of the Company’s products. Prior to joining Active Power Dr. Schuetze had prior engineering and management experience with organizations including Advanced Systems Integration, the University of Texas at Austin’s Center for Electromechanics, McDonald Douglas, and General Dynamics. He was also an officer in the U.S. Army Reserves. Dr. Schuetze holds a Ph.D. in Mechanical Engineering from the University of Texas at Austin, a Masters of Science degree in Mechanical Engineering from the University of Texas at Arlington and a Bachelor of Science degree in Mechanical Engineering from Virginia Tech University. He also holds several patents relating to fluid pressure technologies.

Uwe Schrader-Hausmann joined Active Power in August 2005 and held various positions in our EMEA sales engineering group and as Managing Director of Active Power (Germany) GmbH before being promoted to Vice President – Technical Services in October 2007 and then to Chief Technical Officer in January 2009. In this role he is responsible for all customer-facing technical service functions including applications engineering, project management, project implementation and customer service activities, as well as for the operations of our service business on a global basis. Mr. Schrader-Hausmann has over 28 years experience in the UPS industry. Prior to joining Active Power, he spent 26 years with Piller Power Systems GmbH, a German-based rotary UPS manufacturer, most recently as Chief Technical Officer. He also has UPS experience with Max Mueller Gildemeister GmbH in Germany. Mr. Schrader-Hausman holds a Diplom-Ingeneur (German equivalent of a master of science degree) from The University of Applied Science in Hanover, Germany.

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

Martin T. Olsen joined Active Power in April 2007 as a Director of Product Management before being promoted in May 2008 to Vice President of Business Development. In this role Mr. Olsen is responsible for our global business development activities to expand the Company’s product and sales distribution channels. Prior to joining Active Power, Mr. Olsen was the Director for the data center group at Wright Line LLC, a global data center infrastructure provider for 4 years, and prior to that was a product marketing manager with American Power Conversion Corp., a global UPS manufacturer in both the USA and Europe and Asia. He also has prior product management experience with Siligen AS, a manufacturer of power availability products in Denmark. A US patent holder, Mr. Olsen holds a Bachelor of Science degree in Marketing from the International Business College at Kolding, Denmark, and diplomas in Logistics and International Business Law from the International Business College at Kolding, Denmark.

Directors

Ake Almgren has served as a member of our Board of Directors since March 2004. Since May 2003, Dr. Almgren has served as President of his consultant company, ORKAS Corp. From July 1998 to May 2003, Dr. Almgren served as Chairman and Chief Executive Officer of Capstone Turbine Corp. Prior to his employment at Capstone, Dr. Almgren had a 26-year career at ASEA Brown Boveri Limited (ABB), a worldwide power solutions company, where he held the position of worldwide Business Area Manager for Distribution Transformers and managed the operation of 36 plants in 28 countries. He also was President of ABB Power T&D Company, President of ABB Power Distribution, and President of ABB Power Systems during his tenure at ABB. Dr. Almgren also serves on the board of managers of PJM Interconnect LLC and on the advisory board of Infinia Corporation. Dr. Almgren holds a Ph.D. in Engineering from Linkopings Tekniska Hogskola in Sweden and a Masters of Mechanical Engineering from the Royal Institute of Technology in Stockholm, Sweden.

Richard E. Anderson has served as a member of our Board of Directors since July 1997. In 1992, Mr. Anderson co-founded Hill Partners, Inc., a real estate development and investment company now known as HPI Real Estate Services & Investment, Inc., where he currently serves as partner. Mr. Anderson holds a B.A. in economics from Southern Methodist University.

Rodney S. Bond has served as a member of our Board of Directors since September 1994. From October 2000 to the present, Mr. Bond has served as a principal engaged in financial and strategic planning consulting at Sherman Partners, and has also been the Executive Vice President—Finance for Up Link Corporation, a privately held supplier of GPS business solutions for the golf industry. From May 1990 to October 2000, Mr. Bond served in various capacities, including as Chief Strategic Officer and Chief Financial Officer, with VTEL Corporation, a publicly traded digital video communications company. Mr. Bond also serves on several private company boards and holds a B.S. in Metallurgical Engineering from the University of Illinois and a M.B.A. from Northwestern University.

James E. deVenny III has served as a member of our Board of Directors since March 2008. From 1999 until March 2008, Mr. deVenny served as the co-founder, President and Chief Executive Officer of Dataside LLC, a Texas-based provider of enterprise data center space and managed network services. Mr. deVenny is now an independent consultant through his business JD Investments. Prior to founding Dataside, Mr. deVenny co-founded Computex Support Systems where he was involved for 15 years in the design and development of mission critical data centers and telecommunications sites. Prior to this he spent five years as Vice President of Sales and Marketing for International Power Machines, a manufacturer of uninterruptible power supply systems. Mr. deVenny also serves on the Board of Directors of Lumenate, a private technology consulting services company. He holds a Bachelor of Science degree in Journalism and Communications from the University of Florida.

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

The other information also required under Item 10, including disclosure of delinquent Section 16 filings, our Code of Ethics and audit committee experts will be included under the section captioned “Directors and Executive Officers of the Registrant” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 11.	Executive Compensation.

The information required by this Item will be included under the sections captioned “Executive Compensation” and “Certain Transactions” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The information required by this Item will be included under the section captioned “Ownership of Securities” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 13.	Certain Relationships and Related Transactions.

The information required by this Item will be included under the sections captioned “Certain Transactions” and “Director Independence” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item will be included under the section captioned “Proposal 2: Ratification of Selection of Independent Auditors” in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

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

(b) Exhibits

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the “IPO Registration Statement”))

3.2*	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on February 2, 2007)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to the IPO Registration Statement)

4.2*	Rights Agreement, dated as of December 13, 2001, between the Active Power and EquiServe Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K filed on December 14, 2001)

4.3	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1*	Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO Registration Statement)

10.2*	Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement) †

Exhibit Number	Description
10.3*	Second Amended and Restated Investors’ Rights Agreement by and between Active Power, Inc. and certain of its stockholders (filed as Exhibit 10.4 to the IPO Registration Statement)

10.4*	Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.9 to the IPO Registration Statement)

10.5*	First Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.10 to the IPO Registration Statement)

10.6*	Second Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.11 to the IPO Registration Statement)

10.7*	Third Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.12 to the IPO Registration Statement)

10.8*	Fourth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the IPO Registration Statement)

10.9*	Fifth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the IPO Registration Statement)

10.10*	Sixth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.18 to Active Power’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”))

10.11*	Seventh Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.19 to the 2000 10-K)

10.12*	Lease Agreement by and between Active Power, Inc. and BC12 99, Ltd. (filed as Exhibit 10.17 to the 2000 10-K)

10.13*+	Distributor Agreement by and between Active Power, Inc. and Eaton Electical, Inc. dated May 22, 2006 (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K filed on May 24, 2006)

10.14*+	Purchase and Sale Agreement between Active Power, Inc. and Fuji Electric Co., Ltd. dated July 23, 2003 (filed as Exhibit 10.1 to Active Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.15*	Long-Term Supply Agreement between Active Power, Inc. and GE Zenith Controls, Inc., dated March 16, 2005 (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K filed on March 21, 2005)

10.16*	Stock Issuance Agreement with Jim Clishem (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 14, 2006) †

10.17*	Stock Issuance Agreement with Jim Clishem (filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on March 14, 2006) †

10.18*	Securities Purchase Agreement dated August 13, 2007 (filed as Exhibit 10.19 to Registrant’s Registration Statement on Form S-1 filed on September 12, 2007)

10.19*	Loan and Security Agreement (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 21, 2007)

10.20*+	Purchase Agreement effective as of January 1, 2008 between Active Power, Inc. and Caterpillar, Inc. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.21*	Form of Change of Control Severance Agreement (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008) †

Exhibit Number	Description
10.22	Severance Benefits Agreement with Jim Clishem dated October 29, 2008 †

10.23	Severance Benefits Agreement with John Penver dated October 29, 2008 †

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K

31.1	Certification of Principal Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the indicated filing.

+	Portions of this exhibit have been omitted pursuant to a confidential treatment previously granted.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVE POWER, INC.

Dated: March 3, 2009	By:	/s/ JAMES A. CLISHEM
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

Name	Title	Date

/s/ JAMES A. CLISHEM James A. Clishem	Chief Executive Officer and Director (principal executive officer)	March 3, 2009

/s/ JOHN K. PENVER John K. Penver	Vice President—Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)	March 3, 2009

/s/ BENJAMIN L. SCOTT Benjamin L. Scott	Chairman of the Board, Director	March 3, 2009

/s/ AKE ALMGREN Ake Almgren	Director	March 3, 2009

/s/ RICHARD E. ANDERSON Richard E. Anderson	Director	March 3, 2009

/s/ JAMES E. DEVENNY III James E. deVenny III	Director	March 3, 2009

/s/ JAN H. LINDELOW Jan H. Lindelow	Director	March 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Active Power, Inc.

We have audited Active Power, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Active Power, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Active Power, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Active Power, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Active Power Inc. and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Active Power, Inc.

We have audited the accompanying consolidated balance sheets of Active Power, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Active Power, Inc. at December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2007 the Company changed its method of accounting for income tax uncertainties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Austin, Texas

February 27, 2009

ACTIVE POWER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,468	$15,504
Short-term investments in marketable securities	703	6,581
Accounts receivable, net of allowance for doubtful accounts of $413 and $406 at December 31, 2008 and 2007, respectively	9,450	5,177
Inventories	6,689	9,198
Prepaid expenses and other	470	540

Total current assets	27,780	37,000
Property and equipment, net	4,492	5,530
Long-term investments in marketable securities	—	407
Deposits and other	399	389

Total assets	$32,671	$43,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,414	$2,342
Accrued expenses	5,425	5,508
Deferred revenue	1,490	1,624
Revolving line of credit	2,000	—

Total current liabilities	11,329	9,474
Long term liabilities	521	604
Stockholders’ equity:
Common Stock—$0.001 par value; 150,000 shares authorized; 60,482 and 60,395 shares issued and 60,420 and 60,359 shares outstanding in 2008 and 2007, respectively	60	60
Treasury stock, at cost; 62 and 36 shares in 2008 and 2007, respectively	(59)	(5)
Additional paid-in capital	260,344	258,630
Accumulated deficit	(238,843)	(225,401)
Other accumulated comprehensive income (loss)	(681)	(36)

Total stockholders’ equity	20,821	33,248

Total liabilities and stockholders’ equity	$32,671	$43,326

See accompanying notes.

ACTIVE POWER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006
Revenues:
Product revenue	$35,772	$28,835	$22,384
Service and spares revenue	7,213	4,766	2,645

Total revenue	42,985	33,601	25,029
Cost of goods sold:
Cost of product revenue	29,380	26,402	21,939
Cost of service and spares revenue	5,617	3,973	2,404

Total cost of good sold	34,997	30,375	24,343

Gross profit (loss)	7,988	3,226	686
Operating expenses:
Research and development	5,116	5,749	7,851
Selling and marketing	11,839	10,970	10,225
General and administrative	5,119	7,860	7,250
Litigation settlement expense (recovery)	—	—	(1,781)

Total operating expenses	22,074	24,579	23,545

Operating loss	(14,086)	(21,353)	(22,859)
Interest income	348	773	1,387
Other income (expense), net	296	88	323

Net loss	$(13,442)	$(20,492)	$(21,149)

Net loss per share, basic & diluted	$(0.22)	$(0.38)	$(0.43)
Shares used in computing net loss per share, basic & diluted	60,124	53,905	49,663
Comprehensive loss:
Net loss	$(13,442)	$(20,492)	$(21,149)
Translation loss on subsidiaries in foreign currencies	(640)	(193)	(8)
Change in unrealized gain (loss) on investments in marketable securities	(5)	34	(64)
Realized loss on marketable securities	—	—	—

Comprehensive loss	$(14,087)	$(20,651)	$(21,221)

See accompanying notes.

ACTIVE POWER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Deferred Stock Compensation	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Income (loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	At Cost
Balance at December 31, 2005,	48,864	$49	36	$(5)	$(293)	$237,831	$(183,616)	$(93)	$53,873
Employee stock purchases	1,259	1	—	—	—	2,778	—	—	2,779
Amortization of deferred stock compensation	—	—	—	—	293	—	—	—	293
Change in unrealized loss on investments	—	—	—	—	—	—	—	64	64
Net translation loss on foreign subsidiaries	—	—	—	—	—	—	—	8	8
Stock-based compensation	—	—	—	—	—	2,910	—	—	2,910
Net loss	—	—	—	—	—	—	(21,149)	—	(21,149)

Balance at December 31, 2006	50,123	$50	36	$(5)	$—	$243,519	$(204,765)	$(21)	$38,778
Employee stock purchases	272	—	—	—	—	27	—	—	27
Sale of common stock, less $973 in issuance costs	10,000	10				13,017			13,027
Change in unrealized loss on investments	—	—	—	—	—	—	—	34	34
Net translation loss on foreign subsidiaries	—	—	—	—	—	—	(144)	(49)	(193)
Stock-based compensation	—	—	—	—	—	2,067	—	—	2,067
Net loss	—	—	—	—	—	—	(20,492)	—	(20,492)

Balance at December 31, 2007	60,395	$60	36	$(5)	$—	$258,630	$(225,401)	$(36)	$33,248
Employee stock purchases	15	—	—	—	—	18	—	—	18
Shares held in treasury	72	—	25	(54)	—	—	—		(54)
Change in unrealized loss on investments	—	—	—	—	—	—	—	(5)	(5)
Net translation loss on foreign subsidiaries	—	—	—	—	—	—	—	(640)	(640)
Stock-based compensation	—	—	—	—	—	1,696	—	—	1,696
Net loss	—	—	—	—	—	—	(13,442)	—	(13,442)

Balance at December 31, 2008	60,482	$60	61	$(59)	$—	$260,344	$(238,843)	$(681)	$20,821

See accompanying notes.

ACTIVE POWER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(13,442)	$(20,492)	$(21,149)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,895	1,986	2,139
Change in allowance for doubtful accounts	7	(950)	14
Accretion of premium / discount on investments	(41)	(48)	(85)
Loss on disposal of fixed assets	(61)	234	—
Impairment of inventory and related assets	1,554	2,115	—
Amortization of deferred stock compensation	—	—	293
Stock-based compensation	1,696	2,067	2,910
Changes in operating assets and liabilities:
Accounts receivable	(4,279)	3,444	(1,916)
Inventories	1,009	(703)	(6,037)
Prepaid expenses and other assets	60	(205)	60
Accounts payable	72	(321)	399
Accrued expenses	(83)	1,126	755
Deferred revenue	(134)	1,188	249
Long term liabilities	(83)	136	53

Net cash used in operating activities	(11,830)	(10,423)	(22,315)

Investing activities
Purchases of marketable securities	(2,631)	(4,798)	(14,274)
Sales/maturities of marketable securities	8,951	10,951	35,698
Purchases of property and equipment	(948)	(870)	(1,950)
Sales of property and equipment	105	131	—
Change in restricted cash	—	—	116

Net cash provided by investing activities	5,477	5,414	19,590

Financing activities
Proceeds from private placement of common stock	—	14,000	—
Issuance costs of private placement	—	(973)	—
Proceeds from employee stock purchases	18	27	2,779
Purchases of treasury stock	(54)	—	—
Proceeds from draw on revolving line of credit	2,000	—	—

Net cash provided by financing activities	1,964	13,054	2,779

Translation gain (loss) on subsidiaries in foreign currencies	(647)	(193)	8

Change in cash and cash equivalents	(5,036)	7,852	62
Cash and cash equivalents, beginning of period	15,504	7,652	7,590

Cash and cash equivalents, end of period	$10,468	$15,504	$7,652

Interest paid	$9	$—	$—

See accompanying notes.

ACTIVE POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

Active Power, Inc. and its subsidiaries (hereinafter referred to as “we, “us”, “Active Power” or the “Company”) designs, manufactures and markets critical power quality solutions that provide business continuity and protect customers in the event of an electrical power disturbance. Our products are designed to provide power quality to protect customers from voltage fluctuations such as surges and sags, frequency fluctuations, and to also provide ride-through, or temporary power to bridge the gap between a power outage and the restoration of utility power, or the time required to switch to electrical generator power. We target global enterprises with zero tolerance for downtime in their mission critical business operations. The Uninterruptible Power Supply (UPS) products we manufacture utilize green technologies to create a renewable energy source. We sell our products globally through direct, manufacturer’s representatives and Original Equipment Manufacturer (OEM) channels. Our current principal markets are North America, Europe, Middle East and Africa (EMEA) and Asia.

We were founded as a Texas Corporation in 1992 and reincorporated in Delaware in 2000 prior to our initial public offering. Our headquarters are in Austin, Texas with international offices in the UK, Germany, Algeria and Japan.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

The accompanying consolidated financial statements have also been prepared on the assumption that the Company will continue to operate as a going concern. Accordingly assets and liabilities are recorded on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company’s history of operating losses and use of cash, in the absence of other factors, may cause uncertainty as to its ability to continue as a going concern. We have reviewed the current and prospective sources of liquidity, significant conditions and events and forecast financial results and concluded that we have adequate resources to continue to operate as a going concern. Provided we meet our cash flow projections in our current business plan, we expect that we will not require additional financing in order to continue operating and growing our business during 2009. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, our revenues may not meet our projections or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2009 or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. These financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern.

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

Revenue Recognition

Our revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, (“SAB 104”), Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, EITF 01-09 and other applicable revenue recognition guidance and interpretations. In general, revenue is recognized when title has transferred as stipulated by the delivery terms in the sales contract. In addition, prior to revenue recognition we require persuasive evidence of the arrangement, evidence that the price is fixed or determinable, and that collectibility is reasonably assured.

We also offer various services to customers depending on the type of product the customer has purchased, which may include on-site services or installation and integration services. Such services are not essential to the functionality of the delivered product. Revenue for services is recognized at the time services are provided, or is deferred and recognized over the service period (where applicable). When products and services are contracted under a single non-cancellable arrangement, we allocate the total sales price to the multiple deliverables based on their relative fair values. The fair value of our equipment is based on our average historical selling prices, while the fair value of services is based upon the rates that we charge customers in separately negotiated transactions or based on the market price an independent third party would charge to provide these services. Revenue associated with the sale of extended warranties is deferred upon receipt and is recognized ratably over the contract period.

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

Investments in Marketable Securities

Investments in marketable securities consist of money-market funds, commercial paper and debt securities with readily determinable fair values. Active Power accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments. We classify investments in marketable securities as available-for-sale and all reclassifications made from unrealized gains/losses to realized gains/losses are determined based on the specific identification method. The carrying amount of investments in marketable securities approximates fair value at December 31, 2008.

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

The carrying value of our investments in marketable securities consists of the following at December 31:

2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate Notes	$703	$—	$—	$703

	$703	$—	$—	703

Less: Short-term investments in marketable securities				703

Long-term investments in marketable securities				$—

2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Corporate Notes	$856	$4	$—	$860
Commercial Paper	3,728	—	—	3,728
Auction Rate Securities	2,400	—	—	2,400

	$6,984	$4	$—	6,988

Less: Short-term investments in marketable securities				6,581

Long-term investments in marketable securities				$407

The fair value by contractual maturity of our marketable securities at December 31, 2008 is shown below:

Within one year	$703

$703

SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money Market funds	$4,864	$—	$—	$4,864
Corporate Notes	703	—	—	703

Total	$5,567	$—	$—	$5,567

Amounts included in:
Cash and cash equivalents	$4,864	$—	$—	$4,864
Short-term investments	703	—	—	703

Total	$5,567	$—	$—	$5,567

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, credit losses were minimal, primarily because the majority of our revenues were generated from large OEM customers, primarily Caterpillar, Inc. As we began integrating additional distribution channels into our business and selling more of our products directly to customers, our risk of credit losses has increased. We perform credit evaluations of new customers and often require deposits, prepayments or use of trade letters of credit to mitigate our credit risk. Allowance for doubtful account balances are $413 and $406 as of December 31, 2008 and 2007, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at December 31, 2005	$1,342
Additions charged to expense	130
Recovery of amount previously reserved	(103)
Write-off of uncollectible accounts	(13)

Balance at December 31, 2006	$1,356
Reduction of reserve	(19)
Recovery of amount previously reserved	(931)

Balance at December 31, 2007	$406
Additions charged to expense	272
Recovery of amount previously reserved	(221)
Write-off of uncollectible accounts	(44)

Balance at December 31, 2008	$413

During 2008 and 2007 we recovered equipment from customers that had not previously paid us for the equipment. At this time we reversed the outstanding receivables of $221 and $931, respectively, and the related allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market, using the first-in-first-out method, and consist of the following at December 31:

	2008	2007
Raw materials	$5,750	$6,340
Work in process and finished goods	3,353	5,054
Less inventory reserves	(2,414)	(2,196)

	$6,689	$9,198

Included in inventory at December 31, 2008 and 2007 is $0.4 million and $2.2 million, respectively, of inventory relating exclusively to our CoolAir family of products. This product was introduced in 2006. In December 2007 we recorded reserves of $1.8 million against our CoolAir inventory as a result of our lowered expectations of product demand and future product developments initiatives that potentially would result in excess quantities of inventory. These costs were included as a component of Cost of Product Revenue in our 2007 Consolidated Statement of Operations and Comprehensive Loss. In September 2008, we recorded an additional reserve of $1.5 million against the remaining CoolAir inventory as a result of our further diminished expectations of future product demand, potentially resulting in excess quantities of CoolAir inventory. Net of current product sales backlog and future spares and support requirements, the CoolAir inventory value has been reduced to its salvageable value.

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

Patent Application Costs

We have not capitalized patent application fees and related costs because of uncertainties regarding net realizable value of the technology represented by the existing patent applications and ultimate recoverability. All patent costs have been expensed through December 31, 2008.

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2008	2007
Compensation and benefits	$2,210	$1,812
Warranty liability	860	759
Property, income, state, sales and franchise tax	978	1,177
Professional fees	544	1,008
Other	833	752

	$5,425	$5,508

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. Occasionally we offer longer warranty periods to certain customers. The warranty period for products sold to our OEM customer, Caterpillar, is 12 months from the date of shipment to the end-user, which may exceed the 18 month limitation from shipment. This is dependent upon Caterpillar complying with our storage requirements for our products in order to preserve this warranty period. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is included in accrued expenses and long term liabilities on the accompanying consolidated balance sheet.

Changes in the Company’s warranty liability are as follows:

Balance at December 31, 2005	$644
Warranty expense	679
Warranty charges incurred	(589)

Balance at December 31, 2006	$734

Warranty expense	404
Warranty charges incurred	(319)

Balance at December 31, 2007	$819

Warranty expense	702
Warranty charges incurred	(573)

Balance at December 31, 2008	$948

Warrant liability included in accrued expenses	$860
Long term warranty liability	88

Balance at December 31, 2008	$948

Long term liabilities

Long term liabilities consist of the following at December 31:

	2008	2007
Deferred revenue	$208	$294
Technology licensing agreement	200	225
Warranty liability	88	60
Sublease deposits	25	25

	$521	$604

Stock-Based Compensation Expense

Total stock-based compensation expense relating to our stock plans in the twelve-month period ended December 31, 2008 and 2007 was $1.7 million and $2.1 million, respectively, and included the following:

	Year Ended December 31,
	2008	2007	2006

Stock-based compensation expense by caption:
Cost of product revenue	$275	$330	$364
Cost of service and spares revenue	36	54	65
Research and development	384	581	726
Selling and marketing	343	447	634
General and administrative	663	686	1,404

	$1,701	$2,098	$3,193

Stock-based compensation expense by type of award:
Stock options	$1,523	$1,913	$2,723
Stock purchase plan	—	—	177
Restricted stock awards	178	185	293

	$1,701	$2,098	$3,193

Stock-based compensation expense of $7 and $12 was capitalized and remained in inventory at December 31, 2008 and 2007, respectively.

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

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and also at December 31, 2008, the Company had no material unrecognized tax benefits.

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

Concentration of Credit Risk

Financial instruments which potentially subject Active Power to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Active Power’s cash and cash equivalents and investments are placed with high credit quality financial institutions and issuers. Active Power performs limited credit evaluations of its customers’ financial condition. We generally require letters of credit or prepayments from higher-risk customers as deemed necessary to ensure collection. Our allowance for doubtful accounts is estimated based on factors related to the credit risk of each customer. Individual receivables are written off after they have been deemed uncollectible. We also purchase several components from sole source or limited source suppliers.

Economic Dependence

We are heavily dependent on our relationship with Caterpillar, Inc. If this relationship is unsuccessful or discontinues, our business and revenue may suffer. The loss of or a significant reduction in orders from Caterpillar, or the failure to provide adequate service and support to the end-users of our products by Caterpillar, could significantly reduce our revenue. Our operating results in the foreseeable future will continue to depend on the sales made by a relatively small number of customers, including Caterpillar.

The following customers accounted for a significant percentage of Active Power’s total revenue during each of the years ended December 31:

	2008	2007	2006
Caterpillar	40%	31%	35%
European based IT Customer	11%	13%	—%
United States based IT Customer	11%	—%	—%

No other customer represented more than 10% of our revenues in any of the years reported. Caterpillar represented 30%, 51% and 22% of our outstanding accounts receivable at December 31, 2008, 2007 and 2006, respectively. One other US based IT customer accounted for 45% of our outstanding accounts receivable at December 31, 2008. No other customer represented more than 10% of our accounts receivable at December 31, 2008 and 2007.

Advertising Costs

We expense advertising costs as incurred. These expenses were approximately $69, $37 and $20 in 2008, 2007 and 2006, respectively.

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31:

	2008	2007	2006
Net loss	$(13,442)	$(20,492)	$(21,149)

Basic and diluted:
Weighted-average shares of common stock outstanding	60,124	53,905	49,663
Weighted-average shares of common stock subject to repurchase	—	—	—

Shares used in computing basic and diluted net loss per share	60,124	53,905	49,663

Basic and diluted net loss per share	$(0.22)	$(0.38)	$(0.43)

The calculation of diluted loss per share excludes 5,703,721, 5,172,555 and 5,418,765 shares of common stock issuable upon exercise of employee stock options as of December 31, 2008, 2007 and 2006, respectively, and 250,000 non-vested shares of common stock issuable upon exercise of restricted stock awards because their inclusion in the calculation would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to conform prior period financial information to the current presentation. Certain liabilities were reclassified from current to long term liabilities. These include deferred revenue, warranty liability and a technology licensing agreement.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by FSP FAS 157-1, Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which excludes from the scope of this provision arrangements accounted for under SFAS 13, Accounting for Leases. SFAS 157 is also amended by FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. In October 2008, SFAS 157 was amended again by FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations. We also adopted FSP 157-3 on September 30, 2008 as required and concluded it did not have a significant impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R) which replaces FAS No. 141, “Business Combinations” and FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 160 clarifies the classification of noncontrolling interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. FAS 141R and FAS 160 are effective for the Company’s fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. Upon adoption, these standards will not have a material impact on the Company’s consolidated financial position and result of operations. However, if the Company enters into any business combinations after the adoption of FAS 141R, a transaction may significantly impact its consolidated financial position and results of operations as compared to its recent acquisition, accounted for under existing GAAP requirements, due to the changes described above.

2. Property and Equipment

Property and equipment consists of the following at December 31:

	2008	2007
Equipment	$9,689	$9,409
Demonstration units	1,044	1,082
Computers and purchased software	2,924	2,672
Furniture and fixtures	353	331
Leasehold improvements	7,269	7,232
Construction in progress	128	—

	21,407	20,726
Accumulated depreciation	(16,915)	(15,196)

	$4,492	$5,530

3. Stockholders’ Equity

Preferred Stock

At December 31, 2008, Active Power had 10,420,000 shares of preferred stock authorized and no shares outstanding.

Common Stock

Common stock reserved for future issuance at December 31, 2008 consists of 8,889,072 shares of common stock reserved under our 2000 Stock Option Plan, of which 5,927,398 were subject to outstanding options and 2,961,674 were available for future grants of stock awards. Options are subject to terms and conditions as determined by our Board of Directors. We formerly had an employee stock purchase plan which was cancelled in February 2006.

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

Stock Option Plan

Since its inception, we have authorized 15,651,478 shares of common stock for issuance under our 2000 Stock Option Plan. We grant options under these plans that vest over periods ranging from immediate to four years. The term of each option is no more than ten years from the date of grant. We have repurchase rights for any unvested shares purchased by optionees that allow us to repurchase such shares at cost.

A summary of common stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2005	6,277,316	4.55
Granted	1,705,500	4.42
Exercised	(1,072,843)	2.33
Canceled	(1,491,208)	5.04

Outstanding at December 31, 2006	5,418,765	$4.82
Granted	1,202,950	2.13
Exercised	(22,501)	1.20
Canceled	(1,426,659)	4.53

Outstanding at December 31, 2007	5,172,555	$4.30
Granted	1,243,958	1.58
Exercised	(15,000)	1.22
Canceled	(697,792)	4.83

Outstanding at December 31, 2008	5,703,721	$3.66	6.77	$—

Vested and expected to vest at December 31, 2008	4,734,088	$3.66	6.77	$—

Exercisable at December 31, 2008	3,553,458	$4.50	5.70	$—

The following is a summary of options outstanding and exercisable as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
		(in years)
$ 0.41 – $ 1.75	993,455	8.15	$1.37	253,861	$1.39
$ 1.79 – $2.29	1,304,226	8.49	2.07	399,845	2.16
$ 2.34 – $ 3.51	1,232,894	6.23	3.13	1,056,777	3.17
$ 3.52 – $ 4.20	1,113,167	5.33	3.80	1,001,676	3.79
$ 4.41 – $20.00	1,004,205	5.67	7.22	785,525	7.87
$ 20.31 – $68.50	55,774	2.18	25.96	55,774	25.96

	5,703,721	6.77	$3.66	3,553,458	$4.50

The weighted average grant date fair value of options granted during 2008, 2007 and 2006 was $1.58, $2.13 and $2.82, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options at the date of exercise) during the years ended December 31, 2008, 2007 and 2006, was $17, $12 and $2.0 million, respectively. During the year ended December 31, 2008, the amount of cash received from the exercise of options was $18.

As of December 31, 2008 there was $3.2 million of total unrecognized compensation cost, related to non-vested stock options, that is expected to be recognized over a weighted-average vesting period of 1.2 years.

Stock options exercisable but not subject to repurchase (vested) as of December 31, 2008, 2007 and 2006 were 3,553,458, 2,942,071 and 2,686,454, respectively.

During the year ended December 31, 2008, we issued 72,000 restricted shares to officers and employees of the Company. The restrictions will lapse as the shares vest over the next three years. We recorded stock compensation of $178 and $185 related to restricted shares in 2008 and 2007, respectively.

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

	2008	2007	2006
Average expected life in years	6.30 years	6.25 years	6.00 years
Average expected volatility	65%	64%	65%
Weighted average risk-free interest rate	2.72%	4.28%	4.75%
Average expected forfeitures	15.5%	12.5%	6.75%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life. For purposes of this valuation model, no dividends have been assumed. Our options have no vesting restrictions and are fully transferable.

4. Income Taxes

As of December 31, 2008, the Company had federal net operating loss carryforwards of approximately $205,273 and research and development credit carryforwards of approximately $3,121. The net operating loss and credit carryforwards will expire beginning in 2009, if not utilized. Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Current deferred tax assets
Reserves and allowances	1,769	1,675
Deferred revenue	164	142
Prepaid expenses	5
Valuation allowance for current deferred tax assets	(1,936)	(1,814)

Net current deferred tax assets	2	3

Noncurrent deferred tax assets
Acquired technology	1,260	1,385
Capital expenses	1,647	1,443
Stock compensation	775	914
Net operating loss and tax credit carryforwards	76,421	74,721
Unrealized gains/losses	—	—
Valuation allowance for noncurrent deferred tax assets	(79,979)	(78,338)

Net noncurrent deferred tax assets	124	125

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	(126)	(126)

Total current deferred tax liabilities	(126)	(126)

Noncurrent deferred tax liabilities
Unrealized gains/losses	—	(2)

Total noncurrent deferred tax liabilities	—	(2)
Net current deferred tax asset (liability)	(124)	(123)

Net noncurrent deferred tax asset (liability)	124	123

Net deferred taxes	—	—

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. The valuation allowance increased by approximately $1,763 during 2008. Approximately $6,175 of the total valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before taxes due to the following:

	Year Ended December 31,
	2008	2007	2006
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(0.4)	(0.7)	(0.8)
R&D credits	4.7	(0.4)	(0.8)
Change in state rate	—	—	—
Change in Texas tax law	5.2	(10.0)	8.7
Stock compensation	4.7	3.3	1.6
Effect of foreign operations	2.9
Permanent items and other	3.8	0.8	0.5
Change in valuation allowance	13.1	41.0	24.8

	0%	0%	0%

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. The reconciliation of the Company’s unrecognized tax benefits at the beginning and end of the year is as follows:

Balance at January 1, 2008	$0
Additions based on tax positions related to the current year	$17
Additions for tax positions of prior years	$717
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2008	$734

Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate. The Company’s assessment of its unrecognized tax benefits is subject to change as a function of the Company’s financial statement audit.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

5. Commitments

We lease our office and manufacturing and engineering facilities and our foreign sales offices under operating lease agreements. These facilities’ leases are non-cancelable and obligate us to pay taxes and maintenance costs. Our corporate headquarters facility is a 127,000 square foot building that we lease pursuant to a lease agreement that expires in December 2009, with options to extend through December 2011. Our administrative, information systems, marketing, manufacturing, sales and service groups currently utilize 96,000 square feet of this facility. We sublease the remaining 31,000 square feet of our corporate headquarters facility pursuant to sublease agreements that we entered into during 2007. The sublease agreements have options to extend through December 2011. Rent expense was offset by $304 and $155 in 2008 and 2007, respectively, for cash received pursuant to these sublease agreements. Our engineering facility of approximately 19,600 square feet is leased pursuant to a lease agreement that expires in March 2010.

In addition, we lease certain equipment such as copiers and phone systems under non-cancelable leases. Net rent expense was $1,095, $1,158 and $1,163 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Future minimum payments and receipts under these leases at December 31, 2008 are as follows:

	Rental	Sub-lease
	payments	Income	Net
2009	$1,383	$(319)	$1,064
2010	304	—	304
2011	98	—	98
2012	70	—	70
2013	64	—	64
2014 and thereafter	258	—	258

Total future minimum lease payments	$2,177	$(319)	$1,858

We enter into certain commitments to purchase inventory and other items in the course of normal operations. At December 31, 2008, the total of these commitments is $4,912, of which $4,712 will mature in 2009 and $25 will mature in each subsequent year through 2017.

We have entered into Change in Control Agreements with our Chief Executive Officer and our Chief Financial Officer. These agreements generally provide that, if within 12 months following a change in control the executive officer’s employment is terminated for reasons other than for cause (as defined in the agreement) or by the executive for good reason, including a significant reduction in the role and/or responsibility of the executive within 12 months of the change in corporate control, then certain amounts of severance pay and/or acceleration and vesting of certain outstanding stock options or benefits would be payable. In the case of our Chief Executive Officer, in the event of termination he would be entitled to a severance payment equal to twelve months of salary and be entitled to receive health benefits for twelve additional months after termination. In the case of our Chief Financial Officer, in the event of a termination he would be entitled to a severance payment equivalent to nine months of salary and be entitled to receive health benefits for nine additional months after termination. There are no other conditions that are required to be met in order for these payments to be made to these executives.

6. Employee Benefit Plan

We maintain a 401(k) Plan that covers substantially all full-time employees. Company contributions to the plan are determined at the discretion of the Board of Directors and vest ratably over five years of service starting after the first year of employment. We did not contribute to this plan in 2008, 2007 or 2006.

7. Geographic Information

Revenues for the year ended December 31 were as follows:

	2008	2007	2006
United States	$26,107	$18,425	$14,496
Europe	12,021	11,188	4,212
Africa	17	1,084	2,606
Asia Pacific	3,834	1,791	1,635
Latin America	1,006	1,113	2,080

Total	$42,985	$33,601	$25,029

Revenues from foreign countries above represent shipments to customers located in seventeen countries. Substantially all of our property, plant and equipment is located in the United States.

8. Guarantees

In certain geographical regions, particularly Europe and Africa, we are required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our warranty obligations. We secure these guarantees with standby letters of credit through our bank. At December 31, 2008 and 2007 we had $491 and $307, respectively, of contingent liabilities outstanding to customers that were secured with letters of credit.

In connection with one sale made in 2008 by our subsidiary company in the United Kingdom, as a condition of sale, we (as parent of the subsidiary) guaranteed the performance of the subsidiary pursuant to the terms and conditions of the sale contract with the UK-based technology customer. We have not recorded any liability on our balance sheet for this guarantee as it provides that we will not have to assume any greater liability under the contract than our subsidiary company, and because we believe that our subsidiary will meet all of its performance obligations relating to the sales contract.

9. Revolving Credit Facility

In October 2007, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a secured revolving line of credit in an amount of up to $5.0 million, subject to a borrowing base formula. The revolving line of credit can be used to borrow revolving loans, issue standby letters of credit, and support certain cash management services. Revolving loans may be borrowed, repaid and re-borrowed until October 5, 2010, at which time all amounts borrowed must be repaid and all outstanding letters of credit must be cash collateralized. Revolving loans will bear interest at a floating per annum rate equal to the greater of SVB’s prime rate plus 0.25% or 5.25% (5.25% at December 31, 2008). A default interest rate shall apply during an event of default under the Loan Agreement at a rate per annum equal to 5.0% above the otherwise applicable interest rate. An unused revolving line facility fee is payable quarterly, in arrears, in an amount equal to 0.25% per annum of the average unused portion of the revolving line. We plan to draw upon the line of credit for working capital purposes as required.

In 2008 we modified our secured revolving line of credit facility with SVB to provide for a U.S. export-import credit facility that would add a U.S. government guarantee to the payments for these foreign shipments and make more of our foreign shipments eligible as security for the credit facility. Prior to this modification, export revenues were not eligible to be included as part of the borrowing base, which may have limited our ability to utilize the revolving credit facility. All amounts borrowed under this facility are subject to a borrowing base formula based on eligible receivables and inventory.

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

During the year ended December 31, 2008 we borrowed $2.0 million under this credit facility and this balance remained outstanding at December 31, 2008. Based on the borrowing base formula, we had an additional $1.9 million available for use at December 31, 2008 under this credit facility. There were no amounts outstanding under this facility at December 31, 2007.

10. Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present selected unaudited consolidated statement of operations information for each of the quarters in the years ended December 31, 2008 and 2007 (in thousands, except per share data):

Selected consolidated statement of operations information
	For the Quarter Ended
Year Ended December 31, 2008	December 31	September 30	June 30	March 31
Total revenue	$16,211	$12,448	$6,788	$7,538
Total cost of revenue	11,071	11,325	5,846	6,755
Gross margin (loss)	5,140	1,123	942	783
Operating expense	5,686	5,309	5,545	5,534
Loss from operations	(546)	(4,186)	(4,603)	(4,751)
Net loss	(431)	(4,115)	(4,427)	(4,469)
Basic and diluted loss per share	$(0.01)	$(0.07)	$(0.07)	$(0.07)

Selected consolidated balance sheet information:
	For the Quarter Ended
Year Ended December 31, 2008	December 31	September 30	June 30	March 31
Current assets	27,780	29,076	28,158	30,336
Total assets	32,671	35,218	35,029	37,419
Current liabilities	11,329	13,018	8,969	7,542
Working Capital	16,451	16,058	19,189	22,794
Long term obligations	521	922	614	613
Stockholders’ Equity	20,821	21,278	25,446	29,264

Selected consolidated statement of operations information
	For the Quarter Ended
Year Ended December 31, 2007	December 31	September 30	June 30	March 31
Total revenue	$10,212	$8,234	$9,182	$5,973
Total cost of revenue	10,455	6,649	7,635	5,636
Gross margin (loss)	(243)	1,585	1,547	337
Operating expense	5,906	5,310	6,403	6,960
Loss from operations	(6,149)	(3,725)	(4,856)	(6,623)
Net loss	(5,910)	(3,512)	(4,646)	(6,424)
Basic and diluted loss per share	$(0.10)	$(0.06)	$(0.09)	$(0.13)

Selected consolidated balance sheet information:
	For the Quarter Ended
Year Ended December 31, 2007	December 31	September 30	June 30	March 31
Current assets	37,000	40,977	31,891	34,494
Total assets	43,326	47,624	38,588	41,685
Current liabilities	9,474	8,056	9,279	8,337
Working Capital	27,526	32,921	22,612	26,157
Long term obligations	604	624	640	577
Stockholders’ Equity	33,248	38,944	28,669	32,771