Form 10-Q
period 2009-03-31
ACTIVE POWER INC
filed 2009-04-28
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The number of shares of common stock, par value of $0.001 per share, outstanding at April 23, 2009 was 60,458,311.

ACTIVE POWER, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Active Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2009	December 31, 2008
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$10,111	$10,468
Short-term investments in marketable securities	404	703
Accounts receivable, net of allowance for doubtful accounts of $416 and $413 at March 31, 2009 and December 31, 2008, respectively	8,081	9,450
Inventories	5,861	6,689
Prepaid expenses and other	564	470

Total current assets	25,021	27,780
Property and equipment, net	4,126	4,492
Other assets	382	399

Total assets	$29,529	$32,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,574	$2,414
Accrued expenses	4,288	5,425
Deferred revenue	1,434	1,490
Revolving line of credit	2,000	2,000

Total current liabilities	10,296	11,329
Long-term liabilities	480	521
Stockholders’ equity:
Common stock	60	60
Treasury stock	(59)	(59)
Additional paid-in capital	260,659	260,344
Accumulated deficit	(241,210)	(238,843)
Other accumulated comprehensive income	(697)	(681)

Total stockholders’ equity	18,753	20,821

Total liabilities and stockholders’ equity	$29,529	$32,671

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Product revenue	$9,709	$6,248
Service and other revenue	1,434	1,290

Total revenue	11,143	7,538

Cost of product revenue	6,901	5,657
Cost of service and other revenue	980	1,098

Total cost of revenue	7,881	6,755

Gross profit	3,262	783

Operating expenses:
Research and development	1,101	1,402
Selling and marketing	3,330	2,950
General and administrative	1,139	1,182

Total operating expenses	5,570	5,534

Operating loss	(2,308)	(4,751)

Interest income (expense)	(10)	163
Other income (expense)	(49)	119

Net loss	$(2,367)	$(4,469)

Net loss per share, basic & diluted	$(0.04)	$(0.07)
Shares used in computing net loss per share, basic & diluted	60,124	60,124

Comprehensive loss:

Net loss	$(2,367)	$(4,469)
Translation gain on subsidiaries in foreign currencies	(18)	170
Change in unrealized loss on investments in marketable securities	2	3

Comprehensive loss	$(2,383)	$(4,296)

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(2,367)	$(4,469)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	471	462
Change in allowance for doubtful accounts	3	18
Accretion of premium/discount on marketable securities	(2)	(36)
Loss on disposal of fixed assets	14	(20)
Stock-based compensation	317	348
Changes in operating assets and liabilities:
Accounts receivable	1,366	90
Inventories	828	528
Prepaid expenses and other assets	(77)	(2)
Accounts payable	160	(15)
Accrued expenses	(1,137)	(1,009)
Long-term liabilities	(41)	—
Deferred revenue	(56)	(901)

Net cash used in operating activities	(521)	(5,006)

Investing activities
Purchases of marketable securities	—	(1,730)
Sales/maturities of marketable securities	300	4,523
Purchases of property and equipment	(127)	(243)

Net cash provided by investing activities	173	2,550

Financing activities
Net proceeds from issuance of common stock	—	18
Purchases of treasury stock	—	(54)

Net cash used in financing activities	—	(36)

Translation gain (loss) on subsidiaries in foreign currencies	(9)	170

Change in cash and cash equivalents	(357)	(2,322)
Cash and cash equivalents, beginning of period	10,468	15,504

Cash and cash equivalents, end of period	$10,111	$13,182

See accompanying notes.

Active Power, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited)

1.	Significant Accounting Policies

Basis of presentation

Active Power, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “Active Power” or the “Company”) manufacture and provide critical power quality solutions that provide business continuity and protect customers in the event of an electrical power disturbance. Our products are designed to deliver continuous clean power, protecting customers from voltage fluctuations, such as surges and sags and frequency fluctuations, and also to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are those global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The Uninterruptible Power Supply (UPS) products we manufacture utilize green technologies to create a renewable energy source. We sell our products globally through direct, manufacturer’s representative and Original Equipment Manufacturer (OEM) channels. Our current principal markets are North America, Europe, Middle East and Africa (EMEA) and Asia.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (FAS No. 157). FAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which delayed the implementation of the provisions of FAS No. 157 with regard to non-financial assets and liabilities that are not carried at fair value on a recurring basis in financial statements. We have implemented FAS No. 157 for our non-financial assets and liabilities that are re-measured at fair value on a non-recurring basis as of January 1, 2009. The adoption of FAS No. 157 for our non-financial assets and liabilities that are re-measured at fair value on a non-recurring basis did not have a material impact on our financial position or results of operations; however, it could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. The Company’s management does not expect this pronouncement to have a material effect on the Company’s financial position and results of operations.

In April 2009, FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, “Fair Value Measurements.” This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for the Company’s annual reporting for the fiscal year 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 157-4 on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R) which replaces FAS No. 141, “Business Combinations” and FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 160 clarifies the classification of noncontrolling interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. FAS 141R and FAS 160 are effective for the Company’s fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. Upon adoption, these standards did not have a material impact on the Company’s consolidated financial position and result of operations.

2.	Supplemental Balance Sheet Information

Receivables

Accounts receivable consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Trade receivables	$8,497	$9,863
Allowance for doubtful accounts	(416)	(413)

	$8,081	$9,450

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$5,721	$5,750
Work in process and finished goods	2,597	3,353
Allowances for obsolescence	(2,457)	(2,414)

	$5,861	$6,689

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Equipment	$9,475	$9,689
Demonstration units	1,266	1,044
Computers and purchased software	2,963	2,924
Furniture and fixtures	353	353
Leasehold improvements	7,269	7,269
Construction in progress	166	128

	21,492	21,407

Accumulated depreciation	(17,366)	(16,915)

	$4,126	$4,492

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Compensation and benefits	$1,629	$2,210
Warranty liability	780	860
Property, income, state, sales and franchise tax	793	978
Professional fees	428	544
Other	658	833

	$4,288	$5,425

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is contained in accrued expenses on the accompanying balance sheet.

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2008	$948
Warranty expense	16
Warranty charges incurred	(121)

Balance at March 31, 2009	$843

Warrant liability included in accrued expenses	$780
Long term warranty liability	63

Balance at March 31, 2009	$843

3.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Net loss	$(2,367)	$(4,469)

Basic and diluted:
Weighted-average shares of common stock outstanding	60,124	60,124

Shares used in computing net loss per share, basic and diluted	60,124	60,124

Net loss per share, basic and diluted	$(0. 04)	$(0. 07)

Our calculation of diluted loss per share excludes 6,977,917 and 5,645,007 shares of common stock issuable upon exercise of employee stock options as of March 31, 2009 and 2008, respectively, and 123,013 and 238,638 of non-vested shares issuable upon exercise of restricted stock awards of March 31, 2009 and 2008, respectively, because their inclusion in the calculation would be anti-dilutive. As of March 31, 2009 and 2008, there was no common stock subject to repurchase.

4.	Investments in Marketable Securities

Investments in marketable securities consist of money market funds, commercial paper and debt securities with readily determinable fair values. We account for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments. We classify investments in marketable securities as available-for-sale and all reclassifications made from unrealized gains/losses to realized gains/losses are determined based on the specific identification method. The carrying amount of investments in marketable securities approximates fair value at March 31, 2009.

In accordance with our investment policy and guidelines, our short-term investments are diversified among and limited to high quality securities with a minimum of investment grade ratings. We actively monitor our investment portfolio to ensure compliance with our investment objectives to preserve capital, meet liquidity requirements and maximize return on our investments. We do not require collateral or enter into master netting arrangements to mitigate our credit risk.

SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosure requirements about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009:

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money Market funds	$5,182	$—	$—	$5,182
Corporate Notes	405	—	—	405

Total	$5,587	$—	$—	$5,587

Amounts included in:
Cash and cash equivalents	$5,182	$—	$—	$5,182
Short-term investments	405	—	—	405

Total	$5,587	$—	$—	$5,587

5.	Guarantees

In certain geographical regions, particularly Europe and Africa, we are required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our warranty obligations. We secure these guarantees with standby letters of credit through our bank. At March 31, 2009 and December 31, 2008 we had $301 and $491, respectively, of contingent liabilities outstanding to customers that were secured with letters of credit.

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

6.	Revolving Line of Credit

In October 2007, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a secured revolving line of credit in an amount of up to $5.0 million, subject to a borrowing base formula. The revolving line of credit can be used to borrow revolving loans, issue standby letters of credit, and support certain cash management services. Revolving loans may be borrowed, repaid and re-borrowed until October 5, 2010, at which time all amounts borrowed must be repaid and all outstanding letters of credit must be cash collateralized. Revolving loans will bear interest at a floating per annum rate equal to the greater of (i) SVB’s prime rate plus 0.25% or (ii) 5.25% (5.25% at March 31, 2009). A default interest rate shall apply during an event of default under the Loan Agreement at a rate per annum equal to 5.0% above the otherwise applicable interest rate. An unused revolving line facility fee is payable quarterly, in arrears, in an amount equal to 0.25% per annum of the average unused portion of the revolving line. We plan to draw upon the line of credit for working capital purposes as required.

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

During the year ended December 31, 2008 we borrowed $2.0 million under the Loan Agreement and this balance remained outstanding at March 31, 2009. Based on the borrowing base formula, we had an additional $0.7 million available for use at March 31, 2009 under the Loan Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 included in our 2008 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2008 Annual Report on Form 10-K and in Part II, Item 1A of this Form 10-Q for a discussion of items that may affect our future results.

Overview

Active Power is a manufacturer and provider of critical power solutions incorporating uninterruptible power supply (UPS) systems that provide business continuity to enterprises requiring protection against electrical power disturbances. Our products are designed to deliver continuous clean power, protecting customers from voltage fluctuations, such as surges and sags and frequency fluctuations, and also to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are those global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The UPS products we manufacture utilize green technology to create a renewable energy source. These products are highly reliable, are energy and space efficient, and significantly reduce client electricity expenses. As of March 31, 2009, we have shipped more than 2,200 flywheels in UPS system installations, delivering more than 550 megawatts of power to customers in more than 40 countries around the world. We are headquartered in Austin, Texas, with international offices in the U.K., Germany and Japan.

Our patented flywheel-based UPS systems store kinetic energy by constantly spinning a compact steel wheel (“flywheel”) driven from utility power in a low friction environment. When the utility power used to spin the flywheel fluctuates or is interrupted, the flywheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity known as “bridging power” for short periods, until utility power is restored or a backup electricity generator starts and takes over generating longer-term power in the case of an extended electrical outage. We believe our flywheel products provide many competitive advantages over conventional battery-based UPS systems, including substantial space savings; higher power densities, “green” energy storage, and higher power efficiencies of up to 98%. This high energy efficiency reduces operating costs and provides customers a lower total cost of ownership. We offer our flywheel products with load capabilities from 130 kVA to 8,400 kVA. We typically target higher power applications of 200 kVA and above, largely because a majority of customers in this market segment have backup generators. Our flywheel products are marketed under the brand name CleanSource®. Our continuous power systems are marketed under the name PowerHouse and combine our UPS system with switchgear and a generator to provide complete short- and long-term protection in the event of a power disturbance.

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

Results of Operations

($ in thousands)	Three months ended March 31,				Variance 2009 vs. 2008
	2009	% of total revenue	2008	% of total revenue	$	%
Product revenue	$9,709	87%	$6,248	83%	$3,461	55%
Service and other revenue	1,434	13%	1,290	17%	144	11%

Total revenue	11,143	100%	7,538	100%	3,605	48%

Cost of product revenue	6,901	62%	5,657	75%	1,244	22%
Cost of service and other revenue	980	9%	1,098	15%	(118)	(11)%

Total cost of revenue	7,881	71%	6,755	90%	1,126	17%

Gross profit	3,262	29%	783	10%	2,479	317%
Operating expenses:
Research and development	1,101	10%	1,402	19%	(301)	(21)%
Selling and marketing	3,330	30%	2,950	39%	380	13%
General and administrative	1,139	10%	1,182	16%	(43)	(4)%

Total operating expenses	5,570	50%	5,534	73%	36	1%

Operating loss	(2,308)	(21)%	(4,751)	(63)%	2,443	51%
Interest income (expense)	(10)	—	163	2%	(173)	(106)%
Other income (expense)	(49)	—	119	2%	(168)	(141)%

Net loss	$(2,367)	(21)%	$(4,469)	(59)%	$2,102	47%

Product revenue. Product revenue consists of sales of our CleanSource power quality products, comprised of both UPS and DC product lines, and sales of Continuous Power Systems (CPS) which are comprised of our UPS systems and some combination of third-party ancillary equipment, such as engine generators and electrical and switchgear products. The CPS products may be sold in a containerized solution or as separate equipment. Product revenue also includes sales of our CoolAir DC and CoolAir UPS products.

The increase in product revenue from the same period of 2008 was due to higher sales volume of all products lines, especially the CleanSource UPS product line. Our UPS products represented approximately 85% of our total revenue in the first quarter of 2009, compared to 69% of total revenue in the first quarter of 2008. A single product, depending on its power rating, may be comprised of multiple flywheel units. The average selling price over the first three months of 2009 was $80,000 per quarter-megawatt flywheel, compared to $78,000 in the comparable period in 2008.

During the three-month period ended March 31, 2009 we sold 119 flywheel units compared to 64 flywheel units in the comparable period of 2008. The frequency and timing of our larger system sales, including megawatt class UPS products, made directly by us is more unpredictable than orders received from our OEM partners, and can result in material changes in period-to-period revenue. Such revenues may also occur in periods other than when originally anticipated, which can add to the potential variability in our quarterly financial results and affect our ability to meet forecasted targets. For example, the absence of large system sales in the first quarter of 2009 contributed to the decrease in total revenues from the prior quarter. However, we had an increase in system sales when compared to the first quarter of 2008.

North American sales were 76% of our total revenue for the three-month period ended March 31, 2009 compared to 61% for the same period of 2008, and 67% in the three-month period ended December 31, 2008. This reflects an 86% increase in sales in our North American business in the first quarter of 2009 compared to the first quarter of 2008 and a decrease in our international sales from the prior quarter and the first quarter of 2008.

Since 2005 we have been increasing the size of our direct sales organization in an effort to expand the territories in which we sell our Active Power branded products. Most of this effort initially was focused in the EMEA market where we now have multiple sales offices. In 2007, we also opened our first Asian sales office in Tokyo. Sales of Active Power branded products through our direct and manufacturer’s representative channels were 57% of our total revenues for the three-month period ended March 31, 2009, compared to 56% for the same period of 2008. As direct sales typically have higher profit margins than sales through our OEM channels, we will continue to focus on our direct sales channel to increase revenue and improve profit margins. We believe sales of our Active Power branded products to government facilities and industrial customers in regions that were not covered by our OEMs will continue to increase over time and will continue to become a larger percentage of our total revenue.

Caterpillar remains our largest OEM partner and largest overall customer and represented 43% of our revenue for the three-month period ended March 31, 2009, compared to 44% of our revenue for the three-month period ended March 31, 2008. We have had recent success with Caterpillar selling our megawatt-class UPS products along with their large engine generators, and expect total revenue from this channel to continue to increase in 2009 in absolute terms.

Our products perform well in harsh environments where power quality or reliability is particularly poor, which makes them a good fit for countries with a poor power infrastructure or in harsh manufacturing or process environments, or situations where reliability is paramount, such as mission-critical business applications. Therefore we have traditionally focused our direct sales efforts on these type of customer situations. Due to the large size of some of our customer orders relative to our current total revenue levels, our quarterly total revenue trend and the proportion of sales made directly by us can be expected to fluctuate.

Service and other revenue. Service and other revenue primarily relates to revenue generated from both traditional (after-market) service work and from customer-specific system engineering. This includes revenue from design, installation, startup, repairs or reconfigurations of our products, and the sale of spare or replacement parts to our OEM and end-user customers. It also includes revenue associated with the costs of travel of our service personnel and revenues or fees received upon contract deferment or cancellation.

Service and other revenue increased by 11% for the three-month period ended March 31, 2009, compared to the same prior year period. This increase is primarily due to higher levels of service and contract work from direct product sales made in prior quarters. For some of these customers we provide a full power solution, including site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user. Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers. We anticipate that service and other revenue will continue to grow with product revenue and as our installed base of product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required. We anticipate that service and other revenue will continue to grow as our installed base of products expands because as more units are sold to customers, more installation, startup and maintenance services will be required.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products or ancillary equipment that are sourced from external suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total product revenue decreased from 75% in the first quarter of 2008 to 62% in the three-month period ended March 31, 2009 due to the effect of increased flywheel units sold, improved efficiency in our manufacturing operations due to the higher sales volume that utilizes more of our manufacturing capacity, and material and overhead costs reductions. We have instituted programs to reduce product and component costs where feasible, and this has resulted in a decrease in materials costs as a percentage of product revenue and helped us to mitigate the impact of increased raw commodity pricing on our total product costs. We continue to operate a manufacturing facility that has a capacity level significantly greater than our current product revenue levels. In addition, a large portion of the costs involved in operating our manufacturing facility are fixed in nature and we incur approximately $750,000 to $1.0 million in unabsorbed overhead each quarter. We continue to work on reducing our product costs through design enhancements and modifications, and vendor management programs. The accomplishment of material gross-margin levels is heavily dependent upon our sales channel mix and the effectiveness of our product pricing to our customers. Our ability to maintain and grow positive product gross margin will depend on multiple factors, including our ability to continue to reduce material costs, improve our sales channel mix in favor of direct sales versus OEM, increase product prices, and increase our total revenues to a level that will allow us to improve the utilization of our manufacturing operations.

Items that could impact our ability to further improve our gross margin include sales product volume and mix, pricing discounts and customer incentives, currency fluctuations, and variations in our product cost and productivity.

Cost of service and other revenue. Cost of service and other revenue includes the cost of component parts that we use in service or sell as spare parts, as well as labor and overhead costs of our service organization, including travel and related costs incurred in fulfilling our service obligations to our customers. The cost of service and other revenue decreased to 68% of service and other revenue in the three-month period ended of March 31, 2009, compared to 85% in the same period of 2008. This decrease reflects better utilization of our service personnel, improved pricing for service, and higher margins on contract work compared to the prior period and the benefits of higher service volume to help meet the fixed costs of our service infrastructure. Many of the costs of the service organization are fixed in nature, and higher volume of installation, startup and service work is resulting in improved efficiency and operating results for this group. We expect this trend to continue during the remainder of 2009.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and product development activities, as well as an allocated portion of our occupancy costs. Overall our research and development expenses were $301,000, or 21%, lower than the first quarter of 2008, and were $112,000, or 9%, lower than the preceding quarter. The decrease from the same period in 2008 was due to headcount reductions compared to 2008 and lower project related development costs this year. The prior year expenses included higher prototype and development costs for paralleling our megawatt-class UPS products. We believe research and development expenses in the second quarter will remain at similar levels to those recorded in the first quarter.

Selling and marketing. Selling and marketing expense primarily consists of compensation, including variable sales compensation, and related costs, for sales and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs and the cost of our foreign sales operations. Selling and marketing costs were $380,000, or 13%, higher than the amount recorded in the first quarter of 2008, and were $291,000, or 10%, higher than the immediately preceding quarter. The increase from the same period in 2008 is due to increased variable sales compensation associated with the increase in revenue compared to 2008. The increase in our sales and marketing costs from the three-month period ended December 31, 2008 reflects increased spending on marketing activities in 2009, including tradeshows, as well as increased third party manufacturing representative commissions, and a higher allowance for doubtful accounts. Our total headcount in sales and marketing in the first quarter of 2009 remained at similar levels to the prior quarter, although we have changed the composition of our sales team over the last year as we expand our direct sales force. We believe that sales and marketing expenses will remain at similar levels in the second quarter of 2009 to those recorded in the first quarter of 2009.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including sales, property and franchise taxes. General and administrative expenses decreased by $43,000, or 4%, from the levels of the same period in 2008 and decreased by $295,000, or 21%, from the three-month period ended December 31, 2008. This decrease from the three-month period ended December 31, 2008 predominantly reflects lower professional fees. During the last quarter of 2007, we incurred legal fees in connection with a tender offer with respect to certain of the Company’s employees as a result of the stock option review to correct errors in option pricing. We are currently in the process of negotiating to settle the outstanding tax matters resulting from the option investigation with the Internal Revenue Service, and may still record additional expense to cover tax obligations for innocent employees who were affected by the option review. We would record any further expenses at the time we legally finalize those obligations for our employees. Absent the impact of such expenses from the option review, we anticipate that the level of general and administrative expenses should stay at similar levels in the second quarter of 2009.

Interest income (expense). Interest income (expense) has decreased from $163,000 in the three-month period ended March 31, 2008 to ($10,000) in the three-month period ended March 31, 2009. This reflects the decrease in our average cash and investments balance compared to the prior year as we have used our investments to fund operations, decreasing interest rates available in credit markets and interest expense paid on balances outstanding under our Loan Agreement. Our average cash and investments balance over the three month period ending March 31, 2009 has decreased by approximately $9.1 million, or 46%, compared to the average balance over the comparable period ending March 31, 2008.

Other income (expense). Other income in the first quarter of 2009 increased over the preceding quarter due to our sale of previously expensed equipment and foreign exchange gains on a bank account held in foreign currency.

Liquidity and Capital Resources

Our primary sources of liquidity at March 31, 2009 are our cash and investments on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect that we will not require additional financing in order to continue operating and growing our business during 2009. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2009 or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. Our cash and investments at March 31, 2009 totaled $10.5 million.

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

In October 2007, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a secured revolving line of credit in an amount of up to $5.0 million, subject to a borrowing base formula. In 2008, we modified the Loan Agreement to provide for a U.S. export-import credit facility that would add a U.S. government guarantee to the payments for these foreign shipments and make more of our foreign shipments eligible as security for the credit facility. Prior to this modification, export revenues were not eligible to be included as part of the borrowing base, which may have limited our ability to utilize the revolving credit facility. All amounts borrowed under this facility are subject to a borrowing base formula based on eligible receivables and inventory. During the year ended December 31, 2008, we borrowed $2.0 million under the Loan Agreement and this balance remained outstanding at March 31, 2009. Based on the borrowing base formula, we had an additional $0.7 million available for use at March 31, 2009 under the Loan Agreement.

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

Revolving loans under this credit facility may be borrowed, repaid and re-borrowed until October 5, 2010, at which time all amounts borrowed must be repaid and all outstanding letters of credit must be cash collateralized. Revolving loans bear interest at a floating per annum rate equal to the greater of (i) SVB’s prime rate plus 0.25% or (ii) 5.25%. A default interest rate shall apply during an event of default at a rate per annum equal to 5.0% above the otherwise applicable interest rate. The revolving loans are secured by a first priority lien on substantially all of our assets, provided that such security interest is limited to no more than 65% of the outstanding capital stock of each of our subsidiaries held by us.

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

The following table summarizes the quarterly changes in cash used in operating activities:

($ in thousands)	Three months ended March 31,		Variance 2009 vs. 2008
	2009	2008	$	%
Cash used in operating activities	$(521)	$(5,006)	$(4,485)	(90)%

Cash used in operating activities decreased by 90% in the first quarter of 2009 compared to the same period of 2008. Approximately $2.4 million of this decrease was due to lower operating losses in our business in 2009 compared to 2008. The rest of the decrease in cash used in operating activities was due to changes in our working capital. In 2008, we had increased investment in receivables and inventory during the first quarter, as well as decreased amounts of deferred revenue. In the first quarter of 2009, we were able to generate funds from operation by decreasing our receivables and inventory from the prior quarter by approximately $2.2 million. Some of this was attributable to lower business activity compared to the fourth quarter of 2008. We also were able to maintain the level of deferred revenue and customer deposits so that this activity did not provide or consume cash for our business. We anticipate that the level of cash used in operating activities will increase slightly in the second quarter as we continue to have fluctuations in our working capital.

The following table summarizes the quarterly changes in cash provided by investing activities:

($ in thousands)	Three months ended March 31,		Variance 2009 vs. 2008
	2009	2008	$	%
Cash provided by investing activities	$173	$2,550	$2,377	93%

Investing activities primarily consist of sales and purchases of investments and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these funds to finance our ongoing operations. Capital expenditures were $127,000 in the three-month period ending March 31, 2009 compared to $243,000 in the same period of 2008.

The following table summarizes the quarterly changes in cash used in financing activities:

($ in thousands)	Three months ended March 31,		Variance 2009 vs. 2008
	2009	2008	$	%
Cash used in financing activities	$—	$(36)	(36)	(100%)

Funds provided by financing activities during the three months ended March 31, 2008 reflect the purchase of treasury shares offset by proceeds from employee share purchases.

We believe that our cash and investments will be sufficient to fund our operations for at least the next 12 months. We have prepared multiple scenarios for anticipated revenues in 2009, both favorable and unfavorable, to reflect the high level of uncertainty about the macroeconomic environment in which we operate our business. Our sales cycle is such that we have visibility 2-3 quarters in advance for future orders that allows us to predict revenues over this period of time with some degree of confidence. This window also provides us with some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we can see and anticipate a shortfall in revenue. Based on the different scenarios we modeled for 2009, we believe that we can continue to manage operations and manage our working capital with the cash and investments on hand as at March 31, 2009 without the need for a further capital raise.

As noted above, we believe our existing cash and investments at March 31, 2009 will be sufficient to meet our cash requirements through at least the next 12 months, although we may elect to seek additional funding prior to that time. Beyond the next 12 months, our cash requirements will depend on many factors, including the rate of sales growth, the success of our direct selling strategy, the market acceptance of our products, including in particular the PowerHouse product family, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the efficiency of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (FAS No. 157).” FAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which delayed the implementation of the provisions of FAS No. 157 with regard to non-financial assets and liabilities that are not carried at fair value on a recurring basis in financial statements. We have implemented FAS No. 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis as of January 1, 2009. The adoption of FAS No. 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a material impact on our financial position or results of operations; however, it could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. The Company’s management does not expect this pronouncement to have a material effect on the Company’s financial position and results of operations.

In April 2009, FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, “Fair Value Measurements.” This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for the Company’s annual reporting for the fiscal year 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 157-4 on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations,” or SFAS 141(R), which establishes the acquisition method to account for business combinations. SFAS 141(R) requires the acquiring entity to recognize all of the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. These rules will be effective for transactions closing after January 1, 2009.

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

Our international sales have historically been made in U.S. dollars. As we have increased sales in foreign markets and opened operations in multiple foreign countries, we have executed more transactions that are denominated in other currencies, primarily euros and British pounds. Those sales and expenses in currencies other than U.S. dollars can result in transaction gains and losses which have not been significant to date. Currently, we do not engage in hedging activities for our international operations other than an increasing amount of sales and support expenses being incurred in foreign currencies as a natural hedge. However, recent volatility in currencies, particularly with the pound and euro, is increasing the amount of potential translation gains and losses and we may engage in hedging activities in the future to mitigate the risks caused by such currency volatility.

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 1A—“Risk Factors” in our 2008 Annual Report on Form 10-K. Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.

During the three months ended March 31, 2009 there was no change in our internal control over financial reporting that occurred that has materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are, from time to time, subject to various legal proceedings, claims and litigation arising in the ordinary course of business. We do not believe we are party to any currently pending legal proceedings the outcome of which may have a material effect on our operations or consolidated financial position. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse affect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

You should carefully consider the risks described in Item 1A of our 2008 Annual Report on Form 10-K before making a decision to invest in our common stock or in evaluating Active Power and our business. The risks and uncertainties described in our 2008 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the risks described in our 2008 Annual Report on Form 10-K could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

Our increased emphasis on a direct sales model and our transaction and customer concentration may affect our ability to accurately predict the timing of revenues and to meet short-term expectations of operating results.

Our increased emphasis on a direct sales model has increased the effort and time required by us to complete sales to customers. Further, a larger portion of our quarterly revenue is derived from relatively few large transactions with relatively few customers. For example, in the first quarter of 2009, our five largest customers contributed 69% of our revenue. Our shift to the direct sales model, or any delay in completing these large sales transactions or reduction in the number of customers or large transactions, may result in significant fluctuations in our quarterly revenue. Further, we use anticipated revenues to establish our operating budgets and a large portion of our expenses, particularly rent and salaries, are fixed in the short term. As a result, any shortfall or delay in revenue could result in increased losses and would likely cause our operating results to be below public expectations. The occurrence of any of these events would likely cause the market price of our common stock to decline.

Our common stock could be delisted from the NASDAQ Global Market if our stock price continues to trade below $1.00 per share.

On August 18, 2008, we received a Staff Deficiency Letter from The NASDAQ Stock Market LLC, or NASDAQ, notifying us that we were not in compliance with NASDAQ’s Marketplace Rule 4450(a)(5), or the Rule, because the closing bid price for our Common Stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with Marketplace Rule 4450(e)(2) we were provided a period of 180 calendar days, or until February 17, 2009, to regain compliance. On October 16, 2008, NASDAQ announced that they had suspended the enforcement of the Rule until January 19, 2009, and then on December 23, 2008 NASDAQ announced the suspension of enforcement of this rule until April 20, 2009. Again in March 2009, NASDAQ announced a further suspension of enforcement of this rule until July 20, 2009. As a result, the period during which we must regain compliance has been extended to November 20, 2009. If at any time before November 20, 2009, the bid price of our Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by November 20, 2009, our Common Stock will be subject to delisting from The NASDAQ Global Market.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following documents are filed as exhibits to this report:

3.1*	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s Quarterly Report on Form 10-Q filed on July 28, 2006)

3.2.*	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on February 2, 2007)

3.3*	Amendment to Second Amended and Restated Bylaws (filed as Exhibit 3.01 to Active Power’s Current Report on Form 8-K filed December 7, 2007)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the “IPO Registration Statement”))

4.2*	Rights Agreement, dated as of December 13, 2001, between Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K dated December 13, 2001)

4.3*	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Incorporated by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

April 28, 2009	/s/ James A. Clishem
(Date)	James A. Clishem
President and Chief Executive Officer (Principal Executive Officer)

April 28, 2009	/s/ John K. Penver
(Date)	John K. Penver
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)