Form 10-Q
period 2009-06-30
ACTIVE POWER INC
filed 2009-07-28
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value of $0.001 per share, outstanding at July 24, 2009 was 66,458,311.

ACTIVE POWER, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Active Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,300	$10,468
Short-term investments in marketable securities	403	703
Accounts receivable, net of allowance for doubtful accounts of $379 and $413 at June 30, 2009 and December 31, 2008, respectively	7,084	9,450
Inventories	7,203	6,689
Prepaid expenses and other	371	470

Total current assets	26,361	27,780
Property and equipment, net	3,371	4,492
Other assets	408	399

Total assets	$30,140	$32,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,173	$2,414
Accrued expenses	4,232	5,425
Deferred revenue	2,262	1,490
Revolving line of credit	2,000	2,000

Total current liabilities	10,667	11,329
Long-term liabilities	578	521
Stockholders’ equity:
Common stock	66	60
Treasury stock	(59)	(59)
Additional paid-in capital	264,008	260,344
Accumulated deficit	(244,676)	(238,843)
Other accumulated comprehensive income	(444)	(681)

Total stockholders’ equity	18,895	20,821

Total liabilities and stockholders’ equity	$30,140	$32,671

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Product revenue	$5,207	$5,592	$14,916	$11,840
Service and spares revenue	1,423	1,196	2,857	2,486

Total revenue	6,630	6,788	17,773	14,326

Cost of product revenue	4,222	4,765	11,123	10,422
Cost of service and spares revenue	933	1,081	1,913	2,179

Total cost of revenue	5,155	5,846	13,036	12,601

Gross profit	1,475	942	4,737	1,725

Operating expenses:
Research and development	1,058	1,304	2,159	2,706
Selling and marketing	2,660	3,055	5,990	6,005
General and administrative	1,177	1,186	2,316	2,368

Total operating expenses	4,895	5,545	10,465	11,079

Operating loss	(3,420)	(4,603)	(5,728)	(9,354)

Interest income (expense), net	(18)	91	(28)	254
Other income (expense), net	(28)	85	(77)	204

Net loss	$(3,466)	$(4,427)	$(5,833)	$(8,896)

Net loss per share, basic & diluted	$(0.06)	$(0.07)	$(0.10)	$(0.15)

Shares used in computing net loss per share, basic & diluted	62,424	60,208	61,349	60,190

Comprehensive loss:

Net loss	$(3,466)	$(4,427)	$(5,833)	$(8,896)
Translation gain on subsidiaries in foreign currencies	253	152	235	322
Change in unrealized gain (loss) on investments in marketable securities	—	(5)	2	(2)

Comprehensive loss	$(3,213)	$(4,280)	$(5,596)	$(8,576)

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(5,833)	$(8,896)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	954	928
Change in allowance for doubtful accounts	(34)	7
Accretion of premium/discount on marketable securities	2	(48)
(Gain) Loss on disposal of fixed assets	410	(61)
Stock-based compensation	671	810
Changes in operating assets and liabilities:
Accounts receivable	2,400	(764)
Inventories	(514)	564
Prepaid expenses and other assets	90	(103)
Accounts payable	(241)	184
Accrued expenses	(1,193)	(1,112)
Deferred revenue	772	433
Long-term liabilities	57	—

Net cash used in operating activities	(2,459)	(8,058)

Investing activities
Purchases of marketable securities	—	(2,032)
Sales/maturities of marketable securities	300	7,172
Purchases of property and equipment	(213)	(668)
Sales of property and equipment	—	94

Net cash provided by investing activities	87	4,566

Financing activities
Net proceeds from issuance of common stock	3,000	18
Purchases of treasury stock	—	(54)

Net cash (used) provided in financing activities	3,000	(36)

Translation gain (loss) on subsidiaries in foreign currencies	204	322

Change in cash and cash equivalents	832	(3,206)
Cash and cash equivalents, beginning of period	10,468	15,504

Cash and cash equivalents, end of period	$11,300	$12,298

See accompanying notes.

Active Power, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2009

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

In preparing the accompanying condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occur on July 28, 2009.

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

In December 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations“ (FAS 141R) which replaces FAS No. 141, “Business Combinations” and FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 160 clarifies the classification of noncontrolling interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. FAS 141R and FAS 160 are effective for the Company’s fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. Upon adoption, these standards did not have a material impact on the Company’s consolidated financial position and result of operations.

In April 2009, FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These standards are effective for periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 on March 29, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FSP FAS 115-2 and FAS 124-2 result in additional disclosures with respect to the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. See Note 4, Fair Value of Financial Instruments, for these additional disclosures.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This standard is effective for periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FSP FAS 107-1 and APB 28-1 on June 30, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FSP FAS 107-1 and APB 28-1 result in additional disclosures with respect to the fair value of the Company’s financial instruments. See Note 4, Fair Value of Financial Instruments, for these additional disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of SFAS No. 165 on June 30, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. The provisions of SFAS No. 165 result in additional disclosures with respect to subsequent events, as disclosed in Basis of Presentation above.

Effective January 1, 2009, the Company adopted the provisions of FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the computation of earnings per share (“EPS”) using the two-class method under SFAS No. 128, Earnings per Share. The adoption of this guidance did not have a material impact on the computation of net loss per share for the three and six months ended June 30, 2009 and 2008.

2.	Supplemental Balance Sheet Information

Receivables

Accounts receivable consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Trade receivables	$7,463	$9,863
Allowance for doubtful accounts	(379)	(413)

	$7,084	$9,450

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$5,638	$5,750
Work in process and finished goods	4,084	3,353
Allowances for obsolescence	(2,519)	(2,414)

	$7,203	$6,689

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Equipment	$9,255	$9,689
Demonstration units	1,069	1,044
Computers and purchased software	2,985	2,924
Furniture and fixtures	353	353
Leasehold improvements	7,269	7,269
Construction in progress	99	128

	21,030	21,407

Accumulated depreciation	(17,659)	(16,915)

	$3,371	$4,492

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Compensation and benefits	$1,511	$2,210
Warranty liability	670	860
Property, income, state, sales and franchise tax	991	978
Professional fees	465	544
Other	595	833

	$4,232	$5,425

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is contained in accrued expenses on the accompanying balance sheet.

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2008	$948
Warranty expense	153
Warranty charges incurred	(393)

Balance at June 30, 2009	$708

Warrant liability included in accrued expenses	$670
Long term warranty liability	38

Balance at June 30, 2009	$708

3.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(3,466)	$(4,427)	$(5,833)	$(8,896)

Basic and diluted:
Weighted-average shares of common stock outstanding	62,424	60,208	61,349	60,190

Shares used in computing net loss per share, basic and diluted	62,424	60,208	61,349	60,190

Net loss per share, basic and diluted	$(0.06)	$(0.07)	$(0.10)	$(0.15)

Our calculation of diluted loss per share excludes 6,921,558 and 6,050,717 shares of common stock issuable upon exercise of employee stock options as of June 30, 2009 and 2008, respectively, and 123,013 and 235,344 of non-vested shares issuable upon exercise of restricted stock awards as of June 30, 2009 and 2008, respectively, because their inclusion in the calculation would be anti-dilutive. As of June 30, 2009 and 2008, there was no common stock subject to repurchase.

4.	Fair Value of Financial Instruments

Investments in marketable securities consist of money market funds, commercial paper and debt securities with readily determinable fair values. We account for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments. We classify investments in marketable securities as available-for-sale and all reclassifications made from unrealized gains/losses to realized gains/losses are determined based on the specific identification method. The carrying amount of investments in marketable securities approximates fair value at June 30, 2009.

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

As of June 30, 2009, the Company’s cash and cash equivalents of $11.3 million and short-term investments of $0.4 million are all valued using quoted prices generated by market transactions involving identical assets, or Level 1 assets as defined under SFAS No. 157.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2009:

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money Market funds	$5,183	$—	$—	$5,183
Corporate Notes	403	—	—	403

Total	$5,586	$—	$—	$5,586

Amounts included in:
Cash and cash equivalents	$5,183	$—	$—	$5,183
Short-term investments	403	—	—	403

Total	$5,586	$—	$—	$5,586

The Company adopted the provisions of FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” on June 30, 2009, which require disclosures about the fair value of financial instruments in interim as well as annual financial statements. For cash and cash equivalents, marketable securities, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments.

The Company’s available-for-sale investments consist of the following (in thousands):

	June 30, 2009
Debt Security	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Corporate Notes	$400		$3	$403

Total	$400		$3	$403

There are no available-for-sale investments in a continuous unrealized loss position as of June 30, 2009,

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at June 30, 2009 (in thousands):

	Cost	Fair Value
Due in one year or less	$400	$403
Due after one year through three years	—	—
Due after ten years	—	—

	$400	$403

5.	Guarantees

In certain geographical regions, particularly Europe and Africa, we are required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our warranty obligations. We secure these guarantees with standby letters of credit through our bank. At June 30, 2009 and December 31, 2008 we had $96 and $491, respectively, of contingent liabilities outstanding to customers that were secured with letters of credit.

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

We entered into a modified Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) in October 2008. The Loan Agreement provides for a secured revolving line of credit in an amount of up to $6 million subject to a borrowing base formula. Three million dollars of this credit facility is secured under a U.S. government guaranteed export-import credit facility that would add a U.S. government guarantee to the payments for these foreign shipments and make more of our foreign shipments eligible as security for the credit facility. The remaining $3 million credit facility does not have this guarantee, and is secured by first priority lien on substantially all of our assets. Prior to this modification to add the export-import facility, export revenues were not eligible to be included as part of the borrowing base. This may have limited our ability to utilize the revolving credit facility. All amounts borrowed under this credit facility are subject to a borrowing base formula based on eligible receivables and inventory.

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

During the year ended December 31, 2008 we borrowed $2.0 million under the Loan Agreement and this balance remained outstanding at June 30, 2009. Based on the borrowing base formula, we had an additional $0.8 million available for use at June 30, 2009 under the Loan Agreement.

7.	Equity

On May 29, 2009, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company sold in a private placement 6,000,000 shares of its common stock, par value $0.001 per share, at a purchase price of $0.50 per share, or $3,000,000 before expenses, which were immaterial. Pursuant to the Securities Purchase Agreement, we agreed to use commercially reasonable efforts to prepare and file as soon as reasonably practicable a registration statement covering the resale of the Shares issued to the Purchasers and to use commercially reasonable efforts to cause such registration statement to become automatically effective or to be declared effective as soon as reasonably practicable, and in any event no later than 4:30 p.m. Eastern time on the two hundred and tenth (210th) day following the closing date.

8.	Subsequent Events

On July 16, 2009 we filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission. Pursuant to the Tender Offer Statement, we have offered eligible employees holding options to purchase shares of our common stock granted under the Company’s 2000 Stock Incentive Plan, whether vested or unvested, the opportunity to exchange those options with an exercise price greater than $0.95 per share and that were granted prior to July 16, 2008, for lesser number of new options upon the terms and subject to certain conditions of the offer. The new options would have a per-share exercise price equal to the closing fair market value of a share of the Company’s common stock at the end of the offer period (currently expected to be August 13, 2009). The Company’s Board of Directors and executive officers are not eligible to participate in this offer. As of June 30, 2009, there were options to purchase 2,851,000 shares of Active Power common stock outstanding and eligible to participate in this offer by our employees.

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

Overview

Active Power is a manufacturer and provider of critical power solutions incorporating uninterruptible power supply (UPS) systems that provide business continuity to enterprises requiring protection against electrical power disturbances. Our products are designed to deliver continuous clean power, protecting customers from voltage fluctuations, such as surges and sags and frequency fluctuations, and also to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are those global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The UPS products we manufacture utilize green technology to create a renewable energy source. These products are highly reliable, are energy and space efficient, and significantly reduce client electricity expenses. As of June 30, 2009, we have shipped more than 2,200 flywheels in UPS system installations, delivering more than 550 megawatts of power to customers in more than 40 countries around the world. We are headquartered in Austin, Texas, with international offices in the U.K., Germany and Japan.

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

Results of Operations

($ in thousands)	Three months ended June 30,				Variance 2009 vs. 2008
	2009	% of total revenue	2008	% of total revenue	$	%
Product revenue	$5,207	79%	$5,592	82%	$(385)	(7)%
Service and other revenue	1,423	21%	1,196	18%	227	19%

Total revenue	6,630	100%	6,788	100%	(158)	(2)%

Cost of product revenue	4,222	64%	4,765	70%	(543)	(11)%
Cost of service and other revenue	933	14%	1,081	16%	(148)	(14)%

Total cost of revenue	5,155	78%	5,846	86%	(691)	(12)%

Gross profit	1,475	22%	942	14%	533	57%
Operating expenses:
Research and development	1,058	16%	1,304	19%	(246)	(19)%
Selling and marketing	2,660	40%	3,055	45%	(395)	(13)%
General and administrative	1,177	18%	1,186	17%	(9)	(1)%

Total operating expenses	4,895	74%	5,545	82%	(650)	(12)%

Operating loss	(3,420)	(52)%	(4,603)	(68)%	(1,183)	(26)%
Interest income (expense)	(18)	—	91	1%	(109)	(120)%
Other income (expense)	(28)	—	85	1%	(113)	(133)%

Net loss	$(3,466)	(52)%	$(4,427)	(65)%	$(961)	(22)%

($ in thousands)	Six months ended June 30,				Variance 2009 vs. 2008
	2009	% of total revenue	2008	% of total revenue	$	%
Product revenue	$14,916	84%	$11,840	83%	$3,076	26%
Service and other revenue	2,857	16%	2,486	17%	371	15%

Total revenue	17,773	100%	14,326	100%	3,447	24%

Cost of product revenue	11,123	63%	10,422	73%	701	7%
Cost of service and other revenue	1,913	11%	2,179	15%	(266)	(12)%

Total cost of revenue	13,036	73%	12,601	88%	435	3%

Gross profit	4,737	27%	1,725	12%	3,012	175%
Operating expenses:
Research and development	2,159	12%	2,706	19%	(547)	(20)%
Selling and marketing	5,990	34%	6,005	42%	(15)	—
General and administrative	2,316	13%	2,368	17%	(52)	(2)%

Total operating expenses	10,465	59%	11,079	77%	(614)	(6)%

Operating loss	(5,728)	(32)%	(9,354)	(65)%	(3,626)	(39)%
Interest income (expense)	(28)	—	254	2%	(282)	(111)%
Other income (expense)	(77)	—	204	1%	(281)	(138)%

Net loss	$(5,833)	(33)%	$(8,896)	(62)%	$(3,063)	(34)%

Product revenue. Product revenue consists of sales of our CleanSource power quality products, comprised of both UPS and DC product lines, and sales of Continuous Power Systems (CPS) which are comprised of our UPS systems and some combination of third-party ancillary equipment, such as engine generators and electrical and switchgear products. The CPS products may be sold in a containerized solution that we call PowerHouse, or as separate equipment. Product revenue also includes sales of our CoolAir DC and CoolAir UPS products.

The decrease in product revenue from the second quarter of 2008 was due to lower sales volume of our UPS products, particularly in our European market. We believe that external economic factors have caused customers to delay product purchase decisions due to uncertainty or lack of liquidity, and this has resulted in a lengthened sales cycle for our products. This lower volume also impacted all of our distribution channels. Our UPS products represented approximately 60% of our total revenue in the second quarter of 2009, compared to 75% of total revenue in the second quarter of 2008. The average selling price during the second quarter of 2009 was $72,000 per quarter-megawatt flywheel, compared to $82,000 in the comparable period in 2008. The decrease in average selling price compared to 2008 was primarily a result of the sale of multiple units of our 1200kVA UPS product to our OEM partner this quarter at reduced prices, due to our decision to discontinue this unique product platform, and to replace it with a functionally equivalent product based on our standard UPS product family platform.

For the six-month period ended June 30, 2009, our product revenues were 26 percent higher than the comparable period of 2008. This higher sales volume reflects the fact that we were able to build a substantial backlog of orders in 2008 including many that shipped in the beginning of 2009, before we saw the impacts of external economic factors on our level of new orders. This increase compared to the prior year is primarily in our North American and Asian markets and reflects stronger demand for our product technology in those markets.

During the three-month period ended June 30, 2009 we sold 55 flywheel units compared to 62 flywheel units in the comparable period of 2008. For the six month period ended June 30, 2009 we sold 174 wheels which compares to 126 wheels sold in the comparable period of 2008. A single product, depending on its power rating, may be comprised of multiple flywheel units, so the number of wheels sold does not correlate to the number of orders received.

The frequency and timing of our larger system sales, including megawatt class UPS products, made directly by us is more unpredictable than orders received directly from our OEM partners and the variability in the receipt of such large orders can result in material changes in period-to-period revenue. Such revenues may also occur in periods other than when originally anticipated, which can add to the potential variability in our quarterly financial results and affect our ability to meet forecasted targets. For example, the absence of large system sales in the first and second quarters of 2009 contributed to the decrease in total revenues from their respective immediately preceding quarters.

North American sales remained steady at 77% of our total revenue for the three-month periods ended June 30, 2009 and 2008, and were 76% of total revenue in the first quarter of 2009. In absolute terms, our North American sales were 2% lower than the second quarter of 2008, which is consistent with the year-over-year decrease of 2% in total revenues. For the six months ended June 30, 2009, our North American sales were 77% of total revenue, which compared to 69% of total revenue in the comparable period of 2008. In total, our North American sales increased by 39% for the six month period ended June 30, 2009 compared to the comparable period of 2008, reflecting the overall growth in acceptance and market for our product.

Since 2005 we have been increasing the size of our direct sales organization in an effort to expand the territories in which we sell our Active Power branded products. Most of this effort initially was focused in the EMEA market where we now have multiple Active Power sales offices and distributors who buy and resell our products. In 2007, we also opened our first Asian sales office in Tokyo. Sales of Active Power branded products through our direct and manufacturer’s representative channels were 61% of our total revenues for the three-month period ended June 30, 2009, compared to 50% for the same period of 2008, and were 58% of our total revenues for the six-month period ended June 30, 2009 compared to 53% for the same period of 2008. As direct sales typically have higher profit margins than sales through our OEM channels, we will continue to focus on our direct sales channel to increase revenue and improve profit margins. We believe sales of our Active Power branded products to government facilities and industrial customers in regions that were not covered by our OEMs will continue to increase over time and will continue to become a larger percentage of our total revenue. We believe that our direct sales volumes have not been impacted as much by external factors compared to our OEM channels. This is highlighted by the fact that our direct sales increased by 37% in total for the six month period ended June 30, 2009 compared to the comparable period of 2008. This growth compares to 10% growth for our OEM channel over the same periods.

Caterpillar remains our largest OEM partner and largest overall customer and represented 38% of our revenue for the three-month period ended June 30, 2009, compared to 50% of our revenue for the three-month period ended June 30, 2008, and 41% of our revenue for the six month period ended June 30, 2009, compared to 47% of our revenue for the six month period ended June 30, 2008. We have had recent success with Caterpillar selling our megawatt-class UPS products along with their large engine generators, and expect total revenue from this channel to continue to increase in 2009 in absolute terms.

Our products perform well in harsh environments where power quality or reliability is particularly poor, which makes them a good fit for countries with a poor power infrastructure or in harsh manufacturing or process environments, or situations where reliability is paramount, such as mission-critical business applications. Therefore we have traditionally focused our direct sales efforts on these types of customer situations. Due to the large size of some of our customer orders relative to our current total revenue levels, our quarterly total revenue trend and the proportion of sales made directly by us can be expected to fluctuate.

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

Service and other revenue increased by 19% for the three-month period ended June 30, 2009, compared to the same prior year period. This increase is primarily due to higher levels of service and contract work from direct product sales made in prior quarters. For some of these customers we provide a full power solution, including site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user. Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers. We anticipate that service and other revenue will continue to grow with product revenue and as our installed base of product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required.

For the six month period ended June 30, 2009, our service and other revenues increased by 15% when compared to the same period of 2008. This reflects our larger installed base of customers that purchased products directly from us, a higher level of customers with maintenance contract agreements, and a higher level of business activity from higher product volumes, which includes greater levels of installation and start up of product, as well as project opportunities.

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

The cost of product revenue as a percentage of total product revenue decreased from 85% in the second quarter of 2008 to 81% in the three-month period ended June 30, 2009 due to the effects of lower product costs and from lower levels of manufacturing overhead. We have instituted programs to reduce product and component costs where feasible, and this has resulted in a decrease in materials costs as a percentage of product revenue and helped us to mitigate the impact of fluctuating raw commodity pricing on our total product costs. We continue to operate a manufacturing facility that has a capacity level significantly greater than our current product revenue levels. In addition, a large portion of the costs involved in operating our manufacturing facility are fixed in nature and we incur approximately $750,000 to $1.0 million in unabsorbed overhead each quarter. We continue to work on reducing our product costs through design enhancements and modifications, and vendor management programs. The accomplishment of material gross-margin levels is heavily dependent upon our sales channel mix and the effectiveness of our product pricing to our customers as well as the volume of flywheels manufactured. Our ability to maintain and grow positive product gross margin will depend on multiple factors, including our ability to continue to reduce material costs, improve our sales channel mix in favor of direct sales versus OEM, increase product prices, and increase our total revenues to a level that will allow us to improve the utilization of our manufacturing operations.

For the six months ended June 30, 2009 the cost of product revenue decreased to 63% of total revenue, compared to 73% of total revenue for the same period of 2008. This improvement reflects the impact of increased flywheels sold, which causes improved efficiency in our manufacturing organization and lower unabsorbed overhead costs, as well as the impact of material and overhead cost reductions.

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

The cost of service and other revenue decreased to 66% of service and other revenue in the three-month period ended of June 30, 2009, compared to 90% in the same period of 2008, and decreased to 67% of service and other revenue in the six month period ended June 30, 2009, compared to 88% in the same period of 2008. This decrease reflects better utilization of our service personnel, improved pricing for service, and higher margins on contract work compared to the prior period and the benefits of higher service volume to help meet the fixed costs of our service infrastructure. Many of the costs of the service organization are fixed in nature, and higher volume of installation, startup and service work is resulting in improved efficiency and operating results for this group. We expect this trend to continue during the remainder of 2009.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and product development activities, as well as an allocated portion of our occupancy costs. Overall our research and development expenses were $246,000, or 19%, lower in the second quarter of 2009 compared to the second quarter of 2008, and were $43,000, or 4%, lower than the first quarter of 2009. For the six month period ended June 30, 2009, our research and development expenses were $547,000 or 20% lower than the comparable period of 2008. These decreases from the same period in 2008 were due to headcount reductions compared to 2008 and lower project related development costs this year. The prior year expenses included higher prototype and development costs for paralleling our megawatt-class UPS products. We believe research and development expenses in the third quarter will remain at similar levels to those recorded in the second quarter.

Selling and marketing. Selling and marketing expense primarily consists of compensation, including variable sales compensation, and related costs, for sales and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs and the cost of our foreign sales operations. Selling and marketing costs were $395,000, or 13%, lower in the second quarter of 2009 compared to the amount recorded in the second quarter of 2008, and were $670,000, or 20%, lower than first quarter of 2009. The decrease from the same period in 2008 reflects decreased spending on marketing activities in 2009, including tradeshows, as well as decreased third party manufacturing representative commissions. The decrease in our sales and marketing costs from first quarter of 2009 is due to decreased variable sales compensation associated with the decrease in revenue from first quarter, as well as decreased spending on marketing activities. For the six month period ended June 30, 2009 our selling and marketing costs were approximately the same as the amount recorded in 2008, despite the higher revenue levels in this same period. Our total headcount in sales and marketing in the second quarter of 2009 remained at similar levels to the prior quarter, although we have changed the composition of our sales team over the last year as we expand our direct sales force. We believe that sales and marketing expenses will remain at similar levels in the third quarter of 2009 to those recorded in the second quarter of 2009 except for changes in variable selling expenses, based on fluctuations in total revenue.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including sales, property and franchise taxes. General and administrative expenses for the second quarter of 2009 remained steady compared to the levels of the same period in 2008 and increased by $38,000, or 3%, from the immediately preceding quarter. This increase from the three-month period ended March 31, 2009 predominantly reflects higher professional fees incurred in connection with the private placement of securities in the second quarter and with the employee stock option exchange program that was approved by the stockholders at the 2009 Annual Meeting. Absent the impact of such expenses from the option exchange program, we anticipate that the level of general and administrative expenses should stay at similar levels in the third quarter of 2009.

Interest income (expense). Interest income (expense) has decreased from $91,000 in the three-month period ended June 30, 2008 to ($18,000) in the three-month period ended June 30, 2009. This reflects the decrease in our average cash and investments balance compared to the prior year as we have used our investments to fund operations, decreasing interest rates available in credit markets and interest expense paid on balances outstanding under our Loan Agreement. Our average cash and investments balance over the three month period ending June 30, 2009 has decreased by approximately $4.7 million, or 30%, compared to the average balance over the comparable period ending June 30, 2008.

Other income (expense). Other income (expense) in the second quarter of 2009 reflects foreign exchange gains (losses) on a bank account held in foreign currency. Other income in the second quarter of 2008 includes our sale of previously expensed equipment as well as foreign exchange gains on a bank account held in foreign currency.

Liquidity and Capital Resources

Our primary sources of liquidity at June 30, 2009 are our cash and investments on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect that we will not require additional financing in order to continue operating and growing our business during the next twelve months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2009 and beyond or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. Our cash and investments at June 30, 2009 totaled $11.7 million.

On May 29, 2009, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company sold in a private placement 6,000,000 shares of its common stock, par value $0.001 per share, at a purchase price of $0.50 per share, or $3,000,000 in the aggregate. Pursuant to the Securities Purchase Agreement, we agreed to use commercially reasonable efforts to prepare and file as soon as reasonably practicable a registration statement covering the resale of the shares issued to the purchasers and to use commercially reasonable efforts to cause such registration statement to become automatically effective or to be declared effective as soon as reasonably practicable, and in any event no later than 4:30 p.m. Eastern time on the two hundred and tenth (210th) day following the closing date.

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

We entered into a modified Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) in October 2008. The Loan Agreement provides for a secured revolving line of credit in an amount of up to $6.0 million, subject to a borrowing base formula. The Loan Agreement provides for a U.S. export-import credit facility that would add a U.S. government guarantee to the payments for these foreign shipments and make more of our foreign shipments eligible as security for the credit facility. Prior to this modification, export revenues were not eligible to be included as part of the borrowing base, which may have limited our ability to utilize the revolving credit facility. All amounts borrowed under this facility are subject to a borrowing base formula based on eligible receivables and inventory. During the year ended December 31, 2008, we borrowed $2.0 million under the Loan Agreement and this balance remained outstanding at June 30, 2009. Based on the borrowing base formula, we had an additional $0.8 million available for use at June 30, 2009 under the Loan Agreement.

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

The following table summarizes the quarterly changes in cash used in operating activities:

($ in thousands)	Six months ended June 30,		Variance 2009 vs. 2008
	2009	2008	$	%
Cash used in operating activities	$(2,459)	$(8,058)	$(5,599)	(69)%

Cash used in operating activities decreased by 69% in the six month period ended June 30, 2009 compared to the same period of 2008. Approximately $3.6 million of this decrease was due to lower operating losses in our business in 2009 compared to 2008. The rest of the decrease in cash used in operating activities was due to changes in our working capital. In 2008, we had increased investment in receivables and inventory during the first half of the year, as well as decreased amounts of deferred revenue. In the first half of 2009, due to the fact that our revenues were declining from the immediately preceding periods, we were able to generate funds from operation by decreasing our receivables as we collected prior sales. Also due to the timing of specific customer orders, particularly in Europe, we were able to increase our deferred revenues by $772,000 as we collected deposits and interim payments from customers to help fund the procurement and building of products. These gains were offset by an increase in inventory in the second quarter of 2009 as we manufactured product in anticipation of orders that were subsequently delayed. We anticipate that the level of cash used in operating activities will decrease slightly in the third quarter as we continue to have fluctuations in our working capital.

The following table summarizes the quarterly changes in cash provided by investing activities:

($ in thousands)	Six months ended June 30,		Variance 2009 vs. 2008
	2009	2008	$	%
Cash provided by investing activities	$87	$4,566	$(4,479)	(98)%

Investing activities primarily consist of sales and purchases of investments and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these funds to finance our ongoing operations. Capital expenditures were $213,000 in the six month period ending June 30, 2009 compared to $668,000 in the same period of 2008.

The following table summarizes the quarterly changes in cash used in financing activities:

($ in thousands)	Six months ended June 30,		Variance 2009 vs. 2008
	2009	2008	$	%
Cash provided by (used in) financing activities	$3,000	$(36)	3,036	8433%

Funds provided by financing activities during the six months ended June 30, 2009 reflect the sale of common stock through a private placement to an institutional investor pursuant to which we sold 6.0 million shares of common stock at $0.50 per share. The financing closed on May 29, 2009. The funds used in financing activities during the six months ended June 30, 2008 reflect the purchase of treasury shares offset by proceeds from employee share purchases.

We believe that our cash and investments will be sufficient to fund our operations for at least the next 12 months. We have prepared multiple scenarios for anticipated revenues in 2009, both favorable and unfavorable, to reflect the high level of uncertainty about the macroeconomic environment in which we operate our business. Our sales cycle is such that we generally have visibility 2-3 quarters in advance for future orders that allows us to predict revenues over this period of time with some degree of confidence though the recent global economic slump has reduced our confidence factors somewhat. This window also provides us with some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we can see and anticipate a shortfall in revenue. Based on the different scenarios we modeled for 2009, we believe that we can continue to manage operations and manage our working capital with the cash and investments on hand as at June 30, 2009 without the need for a further capital raise.

As noted above, we believe our existing cash and investments at June 30, 2009 will be sufficient to meet our cash requirements through at least the next 12 months, although we may elect to seek additional funding prior to that time. Beyond the next 12 months, our cash requirements will depend on many factors, including the rate of sales growth, the success of our direct selling strategy, the market acceptance of our products, including in particular the PowerHouse product family, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the efficiency of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

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

In April 2009, FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These standards are effective for periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 on March 29, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FSP FAS 115-2 and FAS 124-2 result in additional disclosures with respect to the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired. See Note 4, Fair Value of Financial Instruments, for these additional disclosures.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This standard is effective for periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FSP FAS 107-1 and APB 28-1 on June 30, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FSP FAS 107-1 and APB 28-1 result in additional disclosures with respect to the fair value of the Company’s financial instruments. See Note 4, Fair Value of Financial Instruments, for these additional disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of SFAS No. 165 on June 30, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of SFAS No. 165 result in additional disclosures with respect to subsequent events. See Note 1.

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

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 1A—”Risk Factors” in our 2008 Annual Report on Form 10-K. Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934. Based on their evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q) to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.

During the three months ended June 30, 2009 there was no change in our internal control over financial reporting that occurred that has materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Our increased emphasis on a direct sales model has increased the effort and time required by us to complete sales to customers. Further, a larger portion of our quarterly revenue is derived from relatively few large transactions with relatively few customers. For example, in the second quarter of 2009, our five largest customers contributed 58% of our revenue. Our shift to the direct sales model, or any delay in completing these large sales transactions or reduction in the number of customers or large transactions, may result in significant fluctuations in our quarterly revenue. Further, we use anticipated revenues to establish our operating budgets and a large portion of our expenses, particularly rent and salaries are fixed in the short term. As a result, any shortfall or delay in revenue could result in increased losses and would likely cause our operating results to be below public expectations. The occurrence of any of these events would likely cause the market price of our common stock to decline.

Our common stock could be delisted from the NASDAQ Global Market if our stock price continues to trade below $1.00 per share.

On August 18, 2008, we received a Staff Deficiency Letter from The NASDAQ Stock Market LLC, or NASDAQ, notifying us that we were not in compliance with NASDAQ’s Marketplace Rule 4450(a)(5), or the Rule, because the closing bid price for our Common Stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with Marketplace Rule 4450(e)(2) we were provided a period of 180 calendar days, or until February 17, 2009, to regain compliance. On October 16, 2008, NASDAQ announced that they had suspended the enforcement of the Rule until January 19, 2009. NASDAQ subsequently extended the suspension of enforcement of the Rule in December 2008 and again in March 2009. On July 14, 2009, NASDAQ informed us that the temporary suspension of enforcement of the Rule would remain in effect until July 31, 2009. As a result, the period during which we must regain compliance has been extended to December 2, 2009. If at any time before December 2, 2009, the bid price of our Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by December 2, 2009, our Common Stock will be subject to delisting from The NASDAQ Global Market.

In the event that we receive notice that our common stock is being delisted from The NASDAQ Global Market, NASDAQ rules permit us to appeal any delisting determination by the NASDAQ staff to a NASDAQ Listing Qualifications Panel. Alternatively, NASDAQ may permit us to transfer the listing of our common stock to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 4310(c), except for the bid price requirement. Currently we believe we satisfy these requirements. If our application for transfer is approved, we would have an additional 180 calendar days to comply with the Rule in order to remain on The NASDAQ Capital Market.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders held on May 14, 2009, our stockholders voted on the following matters:

(1)	The election of three Class III directors to serve until our 2012 annual meeting or until their successors have been elected and qualified. The nominees of the board of directors were elected by the following vote:

Class II Director	Shares Voted in Favor	Shares Voted Against or Withheld
Ake Almgren	48,829,903	227,790
James E. deVenny III	48,787,449	270,244
Robert S. Greenberg	48,775,789	281,904

(2)	The approval of a one-time option exchange program for employees other than directors and executive officers. The proposal was approved by the following vote:

Shares Voted in Favor	Shares Voted Opposed	Shares Abstaining
30,428,823	996,161	224,524

(3)	The approval of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2009. The appointment was approved by the following vote:

Shares Voted in Favor	Shares Voted Opposed	Shares Abstaining
48,680,859	339,910	36,924

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following documents are filed as exhibits to this report:

3.1*	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s Quarterly Report on Form 10-Q filed on July 28, 2006)

3.2.*	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on February 2, 2007)

3.3*	Amendment to Second Amended and Restated Bylaws (filed as Exhibit 3.01 to Active Power’s Current Report on Form 8-K filed December 7, 2007)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the “IPO Registration Statement”))

4.2*	Rights Agreement, dated as of December 13, 2001, between Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K dated December 13, 2001)

4.3*	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1*	Securities Purchase Agreement, dated as of May 29, 2009 (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K filed on June 1, 2009)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Incorporated by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

July 28, 2009	/s/ James A. Clishem
(Date)	James A. Clishem
President and Chief Executive Officer (Principal Executive Officer)

July 28, 2009	/s/ John K. Penver
(Date)	John K. Penver
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)