Form 10-Q
period 2009-09-30
ACTIVE POWER INC
filed 2009-10-27
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The number of shares of common stock, par value of $0.001 per share, outstanding at October 26, 2009 was 66,478,623.

ACTIVE POWER, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Active Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,033	$10,468
Short-term investments in marketable securities	—	703
Accounts receivable, net of allowance for doubtful accounts of $353 and $413 at September 30, 2009 and December 31, 2008, respectively	7,051	9,450
Inventories	8,567	6,689
Prepaid expenses and other	421	470

Total current assets	24,072	27,780
Property and equipment, net	3,164	4,492
Other assets	416	399

Total assets	$27,652	$32,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,239	$2,414
Accrued expenses	4,488	5,425
Deferred revenue	1,409	1,490
Revolving line of credit	2,060	2,000

Total current liabilities	11,196	11,329
Long-term liabilities	567	521
Stockholders’ equity:
Common stock	66	60
Treasury stock	(59)	(59)
Additional paid-in capital	264,323	260,344
Accumulated deficit	(247,636)	(238,843)
Other accumulated comprehensive income	(805)	(681)

Total stockholders’ equity	15,889	20,821

Total liabilities and stockholders’ equity	$27,652	$32,671

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Product revenue	$6,947	$10,193	$21,863	$22,033
Service and spares revenue	1,587	2,255	4,444	4,741

Total revenue	8,534	12,448	26,307	26,774

Cost of product revenue	5,751	9,515	16,874	19,937
Cost of service and spares revenue	901	1,810	2,814	3,989

Total cost of revenue	6,652	11,325	19,688	23,926

Gross profit	1,882	1,123	6,619	2,848

Operating expenses:
Research and development	1,095	1,197	3,254	3,903
Selling and marketing	2,572	2,795	8,562	8,800
General and administrative	1,201	1,317	3,517	3,685

Total operating expenses	4,868	5,309	15,333	16,388

Operating loss	(2,986)	(4,186)	(8,714)	(13,540)

Interest income (expense), net	(20)	68	(48)	322
Other income (expense), net	46	3	(31)	207

Net loss	$(2,960)	$(4,115)	$(8,793)	$(13,011)

Net loss per share, basic & diluted	$(0.04)	$(0.07)	$(0.14)	$(0.22)

Shares used in computing net loss per share, basic & diluted	66,316	60,124	63,020	60,124

Comprehensive loss:
Net loss	$(2,960)	$(4,115)	$(8,793)	$(13,011)
Translation loss on subsidiaries in foreign currencies	(359)	(501)	(124)	(179)
Change in unrealized gain (loss) on investments in marketable securities	(2)	(4)	—	(6)

Comprehensive loss	$(3,321)	$(4,620)	$(8,917)	$(13,196)

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(8,793)	$(13,011)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,441	1,402
Change in allowance for doubtful accounts	(60)	(115)
Accretion of premium/discount on marketable securities	2	(55)
Impairment of inventory and related assets	—	1,500
Impairment of fixed assets	—	54
(Gain) Loss on disposal of fixed assets	384	(61)
Stock-based compensation	1,041	1,262
Changes in operating assets and liabilities:
Accounts receivable	2,459	(3,435)
Inventories	(1,878)	(1,168)
Prepaid expenses and other assets	32	67
Accounts payable	825	2,057
Accrued expenses	(937)	(523)
Deferred revenue	(81)	1,326
Long-term liabilities	46	—

Net cash used in operating activities	(5,519)	(10,700)

Investing activities
Purchases of marketable securities	—	(2,614)
Sales/maturities of marketable securities	700	7,550
Purchases of property and equipment	(498)	(952)
Sales of property and equipment	—	105

Net cash provided by investing activities	202	4,089

Financing activities
Net proceeds from issuance of common stock	2,945	18
Purchases of treasury stock	—	(54)
Proceeds from draw on revolving line of credit	60	1,000

Net cash (used) provided in financing activities	3,005	964

Translation gain (loss) on subsidiaries in foreign currencies	(123)	(140)

Change in cash and cash equivalents	(2,435)	(5,787)
Cash and cash equivalents, beginning of period	10,468	15,504

Cash and cash equivalents, end of period	$8,033	$9,717

See accompanying notes.

Active Power, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

1.	Significant Accounting Policies

Basis of presentation

Active Power, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “Active Power” or the “Company”) manufacture and provide critical power quality solutions that provide business continuity and protect customers in the event of an electrical power disturbance. Our products are designed to deliver continuous clean power, protecting customers from voltage fluctuations, such as surges and sags and frequency fluctuations, and also to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are those global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The Uninterruptible Power Supply (UPS) products we manufacture utilize green technologies to create a renewable energy source. We sell our products globally through direct, manufacturer’s representative and Original Equipment Manufacturer (OEM) channels. Our current principal markets are Europe, Middle East and Africa (EMEA), Asia and North America.

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

In preparing the accompanying condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which will occur on October 27, 2009.

Recently issued accounting standards

Effective January 1, 2009, the Company adopted guidance now codified as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 260, “Earnings Per Share,” which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the computation of earnings per share (“EPS”) using the two-class method. The adoption of this guidance did not have a material impact on the computation of net loss per share for the three and nine months ended September 30, 2009 and 2008.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In October 2009, the FASB issued guidance now codified as FASB ASC Topic 605, “Revenue Recognition,” Accounting Standards Update (“ASU”) 2009-13 on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

2.	Supplemental Balance Sheet Information

Receivables

Accounts receivable consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Trade receivables	$7,404	$9,863
Allowance for doubtful accounts	(353)	(413)

	$7,051	$9,450

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$5,391	$5,750
Work in process and finished goods	5,533	3,353
Allowances for obsolescence	(2,357)	(2,414)

	$8,567	$6,689

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Equipment	$9,322	$9,689
Demonstration units	1,269	1,044
Computers and purchased software	3,054	2,924
Furniture and fixtures	355	353
Leasehold improvements	7,269	7,269
Construction in progress	44	128

	21,313	21,407

Accumulated depreciation	(18,149)	(16,915)

	$3,164	$4,492

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Compensation and benefits	$1,890	$2,210
Warranty liability	614	860
Property, income, state, sales and franchise tax	1,097	978
Professional fees	392	544
Other	495	833

	$4,488	$5,425

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is contained in accrued expenses on the accompanying balance sheet.

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2008	$948
Warranty expense	291
Warranty charges incurred	(549)

Balance at September 30, 2009	$690

Warrant liability included in accrued expenses	$614
Long term warranty liability	76

Balance at September 30, 2009	$690

3.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(2,960)	$(4,115)	$(8,793)	$(13,011)

Basic and diluted:
Weighted-average shares of common stock outstanding	66,316	60,124	63,020	60,124

Shares used in computing net loss per share, basic and diluted	66,316	60,124	63,020	60,124

Net loss per share, basic and diluted	$(0.04)	$(0.07)	$(0.14)	$(0.22)

Our calculation of diluted loss per share excludes 5,765,637 and 5,792,249 shares of common stock issuable upon exercise of employee stock options as of September 30, 2009 and 2008, respectively, and 123,013 and 235,344 of non-vested shares issuable upon vesting of restricted stock awards as of September 30, 2009 and 2008, respectively, because their inclusion in the calculation would be anti-dilutive. As of September 30, 2009 and 2008, there was no common stock subject to repurchase.

4.	Fair Value of Financial Instruments

Investments in marketable securities consist of money market funds, commercial paper and debt securities with readily determinable fair values. We account for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments. We classify investments in marketable securities as available-for-sale and all reclassifications made from unrealized gains/losses to realized gains/losses are determined based on the specific identification method. The carrying amount of investments in marketable securities approximates fair value at September 30, 2009.

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

Under FASB ASC Topic 820, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

As of September 30, 2009, the Company’s cash and cash equivalents of $8.0 million are all valued using quoted prices generated by market transactions involving identical assets, or Level 1 assets.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2009:

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money Market funds	$4,094	$—	$—	$4,094
Corporate Notes	—	—	—	—

Total	$4,094	$—	$—	$4,094

Amounts included in:
Cash and cash equivalents	$4,094	$—	$—	$4,094
Short-term investments	—	—	—	—

Total	$4,094	$—	$—	$4,094

The Company adopted the provisions of FASB ASC Topic 825, “Financial Instruments” on June 30, 2009, which requires disclosures about the fair value of financial instruments in interim as well as annual financial statements. For cash and cash equivalents, marketable securities, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments.

There are no available-for-sale investments as of September 30, 2009.

5.	Guarantees

In certain geographical regions, particularly Europe and Africa, we are required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our sales or warranty obligations. We secure these guarantees with standby letters of credit through our bank. At September 30, 2009 and December 31, 2008 we had $96 and $491, respectively, of contingent liabilities outstanding to customers that were secured with letters of credit.

6.	Revolving Line of Credit

We entered into a modified Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) in October 2008. The Loan Agreement provides for a secured revolving line of credit in an amount of up to $6 million subject to a borrowing base formula. Three million dollars of this credit facility is secured under a U.S. government guaranteed export-import credit facility that would add a U.S. government guarantee to the payments for these foreign shipments and make more of our foreign shipments eligible as security for the credit facility. This guarantee applies to export-import sales of the parent company and does not apply to sales made by our foreign subsidiaries. The remaining $3 million credit facility does not have this guarantee and is secured by a first priority lien on substantially all of our assets. Prior to this modification to add the export-import facility, export revenues were not eligible to be included as part of the borrowing base. This may have limited our ability to utilize the revolving credit facility. All amounts borrowed under this credit facility are subject to a borrowing base formula based on eligible receivables and inventory.

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

The Loan Agreement includes customary events of default that include, among other things, non-payment of principal, interest or fees, violation of covenants, the occurrence of a material adverse change, bankruptcy and insolvency events, defaults under material agreements, material judgments against us and inaccuracy of representations and warranties. The occurrence of an event of default could result in the acceleration of any outstanding obligations under the Loan Agreement.

During the year ended December 31, 2008 we borrowed $2.1 million under the Loan Agreement and this balance remained outstanding at September 30, 2009. Based on the borrowing base formula, we had an additional $1.3 million available for use at September 30, 2009 under the Loan Agreement, which expires in October 2010.

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

Overview

Active Power is a manufacturer and provider of critical power solutions incorporating uninterruptible power supply (UPS) systems that provide business continuity to enterprises requiring protection against electrical power disturbances. Our products are designed to deliver continuous clean power, protecting customers from voltage fluctuations, such as surges and sags and frequency fluctuations, and also to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are those global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The UPS products we manufacture utilize green technology to create a renewable energy source. These products are highly reliable, are energy and space efficient, and significantly reduce client electricity expenses. As of September 30, 2009, we have shipped more than 2,400 flywheels in UPS system installations, delivering more than 600 megawatts of power to customers in more than 40 countries around the world. We are headquartered in Austin, Texas, with international offices in the U.K., Germany and Japan. Our patented flywheel-based UPS systems store kinetic energy by constantly spinning a compact steel wheel (“flywheel”) driven from utility power in a low friction environment. When the utility power used to spin the flywheel fluctuates or is interrupted, the flywheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity known as “bridging power” for short periods, until utility power is restored or a backup electricity generator starts and takes over generating longer-term power in the case of an extended electrical outage. We believe our flywheel products provide many competitive advantages over conventional battery-based UPS systems, including substantial space savings, higher power densities, “green” energy storage, and higher power efficiencies of up to 98%. This high energy efficiency reduces operating costs and provides customers a lower total cost of ownership. We offer our flywheel products with load capabilities from 150 kVA to 8,400 kVA. We typically target higher power applications of 200 kVA and above, largely because a majority of customers in this market segment have backup generators. Our flywheel products are marketed under the brand name CleanSource®. Our continuous power systems are marketed under the name PowerHouse and combine our UPS system with switchgear and a generator to provide complete short- and long-term protection in the event of a power disturbance.

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

We sell our products to a wide array of commercial and industrial customers and across a variety of vertical markets, including data centers, manufacturing, technology, broadcast and communications, financial, utilities, healthcare, government and airports. We have expanded our global sales channels and direct sales force, selling in all major geographic regions of the world, but particularly in North America, EMEA and Asia.

Results of Operations

($ in thousands)	Three months ended September 30,				Variance 2009 vs. 2008
	2009	% of total revenue	2008	% of total revenue	$	%
Product revenue	$6,947	81%	$10,193	82%	$(3,246)	(32)%
Service and other revenue	1,587	19%	2,255	18%	(668)	(30)%

Total revenue	8,534	100%	12,448	100%	(3,914)	(31)%

Cost of product revenue	5,751	67%	9,515	76%	(3,764)	(40)%
Cost of service and other revenue	901	11%	1,810	15%	(909)	(50)%

Total cost of revenue	6,652	78%	11,325	91%	(4,673)	(41)%

Gross profit	1,882	22%	1,123	9%	(759)	(68)%
Operating expenses:
Research and development	1,095	13%	1,197	10%	(102)	(9)%
Selling and marketing	2,572	30%	2,795	22%	(223)	(8)%
General and administrative	1,201	14%	1,317	11%	(116)	(9)%

Total operating expenses	4,868	57%	5,309	43%	(441)	(8)%

Operating loss	(2,986)	(35)%	(4,186)	(34)%	(1,200)	(29)%
Interest income (expense)	(20)	—	68	1%	(88)	(129)%
Other income (expense)	46	—	3	—	43	1,433%

Net loss	$(2,960)	(35)%	$(4,115)	(33)%	$(1,155)	(28)%

($ in thousands)	Nine months ended September 30,				Variance 2009 vs. 2008
	2009	% of total revenue	2008	% of total revenue	$	%
Product revenue	$21,863	83%	$22,033	82%	$(170)	(1)%
Service and other revenue	4,444	17%	4,741	18%	(297)	(6)%

Total revenue	26,307	100%	26,774	100%	(467)	(2)%

Cost of product revenue	16,874	64%	19,937	74%	(3,063)	(15)%
Cost of service and other revenue	2,814	11%	3,989	15%	(1,175)	(29)%

Total cost of revenue	19,688	75%	23,926	89%	(4,238)	(18)%

Gross profit	6,619	25%	2,848	11%	3,771	132%
Operating expenses:
Research and development	3,254	12%	3,903	15%	(649)	(17)%
Selling and marketing	8,562	33%	8,800	33%	(238)	(3)%
General and administrative	3,517	13%	3,685	14%	(168)	(5)%

Total operating expenses	15,333	58%	16,388	61%	(1,055)	(6)%

Operating loss	(8,714)	(33)%	(13,540)	(51)%	(4,826)	(36)%
Interest income (expense)	(48)	—	322	1%	(370)	(115)%
Other income (expense)	(31)	—	207	1%	(238)	(115)%

Net loss	$(8,793)	(33)%	$(13,011)	(49)%	$(4,218)	(32)%

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

The decrease in product revenue of $3.2 million compared to the third quarter of 2008 was primarily due to lower sales from our OEM channel, where sales decreased by $4.2 million, or 82%, compared to the third quarter of 2008. Some of this decrease is attributable to the timing of larger orders from our OEM partner for its customers. We believe that the OEM channel has been negatively influenced by external economic conditions that have caused its customers to delay product purchase decisions due to uncertainty or lack of liquidity. Sales of our UPS products are also a much smaller part of our OEM partner’s total business and subject to more volatility in quarterly sales, particularly during difficult economic periods as the OEM focuses on its core business.

Although we have experienced similar uncertainty on our direct sales efforts, during the third quarter we saw an improvement in sales and orders received, such that our direct sales actually increased by 6% or approximately $400,000 compared to the third quarter of 2008. The improvement is much more pronounced since our second quarter of 2009, and our direct sales during the third quarter of 2009 were 87%, or $3.5 million higher than the levels we had during the second quarter of 2009. We saw revenue from our European business increase significantly during this period also as we received a number of large orders from that region. Our sales through our OEM channel however were down by $1.6 million, or 63%, compared to the second quarter of 2009. Overall our revenues in the third quarter of 2009 increased by 29% from the second quarter of 2009.

Sales of our PowerHouse products represented approximately $1.9 million, or 22% of our total revenues, during the third quarter of 2009. UPS product sales represented approximately 43% of total revenue for the third quarter of 2009, compared to 59% of total revenue in the third quarter of 2008. The average selling price of our UPS product sales during the third quarter of 2009 was $78,000 per quarter-megawatt flywheel, compared to $77,000 in the comparable period in 2008. The increase in average selling price compared to 2008 was primarily a result of more sales through our direct sales channels where we typically have been able to generate higher average selling prices.

For the nine-month period ended September 30, 2009, our total revenues were $0.5 million, or 2%, lower than that recorded in the same period of 2008. Our OEM revenues for the nine-month period ended September 30, 2009 were $8.4 million, compared to $12.1 million for the same period in 2008, a decrease of $3.7 million, or 30%. This has been offset by increases in our direct sales channel, which has been positively impacted by the introduction of our PowerHouse containerized product in the U.S. market during 2009 and from the receipt of several larger orders in the European market.

During the three-month period ended September 30, 2009, we sold 56 flywheel units compared to 94 flywheel units in the comparable period of 2008 and 55 wheels sold during the second quarter of 2009. For the nine-month period ended September 30, 2009, we sold 230 wheels, which compares to 220 wheels sold in the comparable period of 2008. A single product, depending on its power rating, may be comprised of multiple flywheel units, so the number of wheels sold does not correlate to the number of orders received. As we have started selling more PowerHouse products and total systems to our customers, which includes our UPS system bundled together with switchgear and diesel generators, the number of flywheels sold becomes less reflective of trends in our total revenue, such that a large increase in system or PowerHouse revenues could result in large increases in revenue without a comparable increase in the number of flywheel units sold.

The frequency and timing of our larger system sales, including megawatt class UPS products, total system and PowerHouse product sales, made directly by us is more unpredictable than orders received directly from our OEM partners. Variability in the receipt of such large orders or in the number of such orders in any period can result in material changes in period-to-period revenue. Such revenues may also occur in periods other than when originally anticipated, which can add to the potential variability in our quarterly financial results and affect our ability to meet forecasted targets. For example, the absence of large system sales in the first and second quarters of 2009 contributed to the decrease in total revenues from their respective immediately preceding quarters.

North American sales were 40% of our total revenue for the three-month period ended September 30, 2009, compared to 44% for the three-month period ended September 30, 2008 and 77% in the second quarter of 2009. In absolute terms, our North American sales in the third quarter of 2009 were 37% lower than the third quarter of 2008, which was due to the lower level of OEM revenues that had decreased by $4.3 million over this period. For the nine months ended September 30, 2009, our North American sales were 65% of total revenue, which compared to 57% of total revenue in the comparable period of 2008. In total, our North American sales increased by 12% for the nine-month period ended September 30, 2009 compared to the comparable period of 2008, reflecting the overall growth in the acceptance of and market for our product in North America.

Since 2005 we have been increasing the size of our direct sales organization in an effort to expand the territories in which we sell our Active Power branded products. Most of this effort initially was focused in the EMEA market where we now have multiple Active Power sales offices and distributors who buy and resell our products. In 2007, we also opened our first Asian sales office in Tokyo. In these markets, customers are more likely to purchase a total solution rather than a stand alone UPS system. This usually results in a longer selling cycle and makes quarterly results more volatile and dependent upon a smaller number of transactions. Thus the amount of revenue from our international markets can change significantly on a quarterly basis. Sales of Active Power branded products through our direct and manufacturer’s representative channels were 88% of our total revenue for the three-month period ended September 30, 2009, compared to 57% for the third quarter of 2008, and direct sales were 68% of our total revenue for the nine-month period ended September 30, 2009 compared to 55% for the same nine-month period of 2008. As direct sales typically have higher profit margins than sales through our OEM channels, we will continue to focus on our direct sales channel to increase revenue and improve profit margins and to decrease our dependency upon our OEM channel. We believe sales of our Active Power branded products in markets that were not covered by our OEMs will continue to increase over time and will continue to become a larger percentage of our total revenue. We believe that our direct sales volumes have not been impacted as much by external factors compared to our OEM channels. This is highlighted by the fact that our direct sales increased by 22% in total for the nine-month period ended September 30, 2009 compared to the comparable period of 2008. There was a 30% decrease for our OEM channel over the same periods.

Caterpillar remains our largest OEM partner and historically was our largest overall customer. Sales to Caterpillar represented 11% of our total revenue for the three-month period ended September 30, 2009, compared to 41% of our revenue for the three-month period ended September 30, 2008, and 31% of our revenue for the nine-month period ended September 30, 2009, compared to 44% of our revenue for the nine-month period ended September 30, 2008. Throughout 2009, we have continued to invest in our marketing and training efforts with Caterpillar, and have taken steps to increase revenues from Caterpillar in foreign markets and to reduce their dependency on the North American market only. We believe that these market development efforts will result in an increase in absolute terms of revenue from the OEM channel over the next year.

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

Service and other revenue increased by 12% for the three-month period ended September 30, 2009, compared to the second quarter of 2009, but were $0.7 million, or 30% lower than the third quarter of 2008. This increase since the second quarter is primarily due to higher levels of service and contract work from direct product sales made in prior quarters. For some of these customers we provide a full power solution, including site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user. The decrease compared to 2008 is due to lower project and contract work compared to that period, which is impacted by the timing of large system orders that we have received. Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers. We anticipate that service and other revenue will continue to grow with product revenue and as our installed base of product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required.

For the nine-month period ended September 30, 2009, our service and other revenues decreased by 6% when compared to the same period of 2008. Although our larger installed base of customers that purchased products directly from us has resulted in a higher level of customers with recurring maintenance contract agreements, our revenues from project installation and commissioning has decreased compared to 2008 due to a smaller number of large projects in 2009 compared to the prior year.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products, ancillary equipment that is sourced from external suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, depreciation of our manufacturing property and equipment, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total product revenue decreased from 93% in the third quarter of 2008 to 83% in the three-month period ended September 30, 2009 due to the effects of lower product costs and from lower levels of manufacturing overhead, as well as the absence in 2009 of a $1.5 million excess inventory charge of a discontinued product line that we recorded in 2008. We have ongoing programs to reduce product and component costs where feasible, and this has resulted in a decrease in materials costs as a percentage of product revenue and helped us to mitigate the impact of fluctuating raw commodity pricing on our total product costs. We continue to operate a manufacturing facility that has a capacity significantly greater than our current product revenue levels. A large portion of the costs involved in operating this manufacturing facility are fixed in nature and we incur approximately $300,000 to $700,000 in unabsorbed overhead each quarter. We continue to work on reducing our product costs through design enhancements and modifications, and vendor management programs. The accomplishment of material gross-margin levels is heavily dependent upon our sales channel mix and the effectiveness of our product pricing to our customers as well as the volume of flywheels manufactured. Our ability to maintain and grow positive product gross margin will depend on multiple factors, including our ability to continue to reduce material costs, improve our sales channel mix in favor of direct sales versus OEM, increase product prices, and increase our total revenues to a level that will allow us to improve the utilization of our manufacturing operations.

For the nine months ended September 30, 2009, the cost of product revenue decreased to 64% of total revenue, compared to 74% of total revenue for the same period of 2008. This improvement reflects the impact of increased flywheels sold, which causes improved efficiency in our manufacturing organization and lower unabsorbed overhead costs, as well as the impact of material and overhead cost reductions and the absence of excess inventory charges that we had in 2008.

Items that could impact our ability to further improve our gross margin include sales product volume and mix, pricing discounts and customer incentives, currency fluctuations, and variations in our product cost and productivity.

Cost of service and other revenue. Cost of service and other revenue includes the cost of component parts that we use in service or sell as spare parts, as well as labor and overhead costs of our service organization, including travel and related costs incurred in fulfilling our service obligations to our customers. The cost of service and other revenue decreased to 57% of service and other revenue in the three-month period ended of September 30, 2009, compared to 80% in the same period of 2008, and decreased to 63% of service and other revenue in the nine-month period ended September 30, 2009, compared to 84% in the same period of 2008. This decrease reflects better utilization of our service personnel in 2009, improved pricing for service, and higher margins on contract work compared to the prior period and the benefits of higher service volume to help meet the fixed costs of our service infrastructure. A large portion of the costs involved in operating our service organization are fixed in nature and we incur approximately $300,000 to $500,000 in unabsorbed overhead each quarter. We continue to work on reducing our service overhead through better utilization of our service employees and cost control measures.

Research and development. Research and development expense primarily consists of compensation and related costs of employees engaged in research, development and engineering activities, third party consulting and product development activities, as well as an allocated portion of our occupancy costs. Overall our research and development expenses were $102,000, or 9%, lower in the third quarter of 2009 compared to the third quarter of 2008, and were $37,000, or 3%, higher than the second quarter of 2009. For the nine-month period ended September 30, 2009, our research and development expenses were $649,000, or 17%, lower than the comparable period of 2008. These decreases from the same period in 2008 were due to headcount reductions compared to 2008 and lower project related development costs this year. The prior year expenses included higher prototype and development costs for paralleling our megawatt-class UPS products. We believe research and development expenses in the fourth quarter will remain at similar levels to those recorded in the third quarter.

Selling and marketing. Selling and marketing expense primarily consists of compensation, including variable sales compensation, and related costs, for sales and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs and the cost of our foreign sales operations. Selling and marketing costs were $223,000, or 8%, lower in the third quarter of 2009 compared to the amount recorded in the third quarter of 2008, and were $88,000, or 3%, lower than the second quarter of 2009. The decrease from the same period in 2008 reflects decreased spending on marketing activities in 2009, including tradeshows, as well as decreased third party manufacturing representative commissions and lower variable sales compensation expense on lower revenue levels. The decrease in our sales and marketing costs from second quarter of 2009 is due to decreased variable sales compensation, as well as decreased spending on marketing activities. For the nine-month period ended September 30, 2009, our selling and marketing costs were $238,000, or 3%, lower than the comparable period of 2008. Our total headcount in sales and marketing in the third quarter of 2009 remained at similar levels to the prior quarter, although we have changed the composition of our sales team over the last year as we expand our direct sales force. We believe that sales and marketing expenses will remain at similar levels in the fourth quarter of 2009 to those recorded in the third quarter of 2009, except for changes in variable selling expenses, based on fluctuations in total revenue.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including sales, property and franchise taxes. General and administrative expenses for the third quarter of 2009 decreased $116,000, or 9%, compared to the same period in 2008 and remained steady as compared to the immediately preceding quarter. The decrease compared to 2008 is due to lower bad debt allowances in 2009. For the nine-month period ended September 30, 2009, our general and administrative costs were $168,000, or 5%, lower than the level recorded in 2008. This reflects lower expenses for executive compensation, offset by higher professional fees incurred in connection with the private placement of securities that we made in the second quarter of 2009 and with the employee stock option exchange program that we completed in the third quarter of 2009.

Interest income (expense). Interest income (expense) has decreased from $68,000 in the three-month period ended September 30, 2008 to ($20,000) in the three-month period ended September 30, 2009. This reflects the decrease in our average cash and investments balance compared to the prior year as we have used our investments to fund operations, decreasing interest rates available in credit markets and interest expense paid on balances outstanding under our Loan Agreement. Our average cash and investments balance over the three-month period ending September 30, 2009 has decreased by approximately $3.1 million, or 24%, compared to the average balance over the comparable period ending September 30, 2008.

Other income (expense). Other income (expense) in the third quarter of 2009 reflects foreign exchange gains (losses) on a bank account held in foreign currency. Other income in the third quarter of 2008 includes our sale of previously expensed equipment as well as foreign exchange gains on a bank account held in foreign currency.

Liquidity and Capital Resources

Our primary sources of liquidity at September 30, 2009 are our cash and investments on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect that we will not require additional financing in order to continue operating and growing our business at moderate levels during the next twelve months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections or our costs may exceed our estimates or where our revenues grow faster than anticipated, which could all materially increase our liquidity needs. In addition, the increase in sales of our PowerHouse products to customers during 2009 has the potential to materially impact the amount of liquidity required by the Company to fund operations. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2009 and beyond or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. Our cash and investments at September 30, 2009 totaled $8.0 million.

On May 29, 2009, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company sold in a private placement 6,000,000 shares of its common stock, par value $0.001 per share, at a purchase price of $0.50 per share (the opening trading price of our common stock on the date of the transaction), or $3,000,000 in the aggregate. Pursuant to the Securities Purchase Agreement, we agreed to use commercially reasonable efforts to prepare and file as soon as reasonably practicable a registration statement covering the resale of the shares issued to the purchasers and to use commercially reasonable efforts to cause such registration statement to become automatically effective or to be declared effective as soon as reasonably practicable, and in any event no later than 4:30 p.m. Eastern time on the two hundred and tenth (210th) day following the closing date. We anticipate that the registration statement will be declared effective prior to this deadline.

Should additional funding be required, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. If we raise additional funds through the issuance of debt or equity securities, the percentage ownership of our stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our future business operations. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

We entered into a modified Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) in October 2008. The Loan Agreement provides for a secured revolving line of credit in an amount of up to $6.0 million, subject to a borrowing base formula. The Loan Agreement provides for a U.S. export-import credit facility that would add a U.S. government guarantee to the payments for these foreign shipments and make more of our foreign shipments eligible as security for the credit facility. This guarantee applies to export-import sales of the parent company and does not apply to sales made by our foreign subsidiaries. Prior to this modification, export revenues were not eligible to be included as part of the borrowing base, which may have limited our ability to utilize the revolving credit facility. All amounts borrowed under this facility are subject to a borrowing base formula based on eligible receivables and inventory. During the year ended December 31, 2008, we borrowed $2.0 million under the Loan Agreement and this balance remained outstanding at September 30, 2009. Based on the borrowing base formula, we had an additional $1.3 million available for use at September 30, 2009 under the Loan Agreement. The Loan Agreement requires us to maintain a minimum liquidity ratio of unrestricted cash to the outstanding amounts under the Loan Agreement of at least 1.35 to 1. In addition, the Loan Agreement contains customary affirmative covenants, including covenants that require, among other things, the delivery of financial statements, compliance with laws, the maintenance of insurance and the protection and registration of intellectual property rights. Further, the Loan Agreement contains customary negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, change our business, change our CEO or CFO, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, make distributions, repurchase stock, and enter into certain transactions with our affiliates, in each case subject to customary exceptions for a credit facility of this size and type.

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

An increase in sales of our PowerHouse may materially impact the amount of liquidity required to fund our operations. The amount of time between the receipt of payment from our customers and our expenditures for raw materials, manufacture and shipment of products (the sales cycle) for sales of our standard UPS product can be as short as 45 days, and is typically 60 days. However, this cash cycle on a PowerHouse sale can be as much as 210 days, depending upon customer payment terms. We intend to mitigate the financial impact of this longer cash cycle by requiring customer deposits and periodic payments where possible from our customers. This is not always commercially feasible, and in order to increase our PowerHouse sales, we may be required to make larger investments in inventory and receivables. These larger investments may require us to obtain additional sources of working capital, debt or equity financing in order to fund this business.

We are currently evaluating a number of non-equity financing sources, including extended trade credit facilities from some of our suppliers and business partners, to help us potentially finance growth in our PowerHouse business. We are also looking at possible changes to our current banking facility to enable us to borrow more against the current facility, and also holding preliminary discussions with several debt-based financiers. These options are all designed to provide us with additional sources of capital if we require them to fulfill a growing number of PowerHouse sales.

The following table summarizes the quarterly changes in cash used in operating activities:

($ in thousands)	Nine months ended September 30,		Variance 2009 vs. 2008
	2009	2008	$	%
Cash used in operating activities	$(5,519)	$(10,700)	$5,181	48%

Cash used in operating activities decreased by 48% in the nine-month period ended September 30, 2009 compared to the same period of 2008. Approximately $4.8 million of this decrease was due to lower operating losses in our business in 2009 compared to 2008. The rest of the decrease in cash used in operating activities was due to improvement in our working capital. During 2009, we have increased our level of inventory by $2.0 million due to a faster than expected decline in our level of OEM sales and our inability to decrease production rapidly in response to this decline in volume. Due to the fact that our revenues in the first half of 2009 were declining from the immediately preceding periods, we were able to offset this increase in inventory by decreasing our level of receivables and generating cash. We also have seen our level of deferred revenues fluctuate based on the timing of customer deposits and interim payments from customers compared to 2008, and such deferred revenues decreased by $850,000 compared to 2008. We anticipate that the level of cash used in operating activities will decrease slightly in the fourth quarter as we continue to have fluctuations in our working capital.

The following table summarizes the quarterly changes in cash provided by investing activities:

($ in thousands)	Nine months ended September 30,		Variance 2009 vs. 2008
	2009	2008	$	%
Cash provided by investing activities	$202	$4,089	$(3,887)	(95)%

Investing activities primarily consist of sales and purchases of investments and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these funds to finance our ongoing operations. Capital expenditures were $498,000 in the nine-month period ending September 30, 2009, compared to $952,000 in the same period of 2008. Cash provided by sales and purchases of investments were $700,000 in the nine-month period ending September 30, 2009, compared to $4.9 million in the same period of 2008.

The following table summarizes the quarterly changes in cash used in financing activities:

($ in thousands)	Nine months ended September 30,		Variance 2009 vs. 2008
	2009	2008	$	%
Cash provided by (used in) financing activities	$3,005	$964	2,041	212%

Funds provided by financing activities during the nine months ended September 30, 2009 primarily reflect the sale of common stock through a private placement to an institutional investor pursuant to which we sold 6.0 million shares of common stock at $0.50 per share. The financing closed on May 29, 2009. The funds provided by financing activities during the nine months ended September 30, 2008 reflect the $1.0 million draw on the revolving bank line of credit.

We believe that our cash and investments will be sufficient to fund our operations for at least the next 12 months. We have prepared multiple scenarios for anticipated revenues in 2009 and 2010, both favorable and unfavorable, to reflect the high level of uncertainty about the macroeconomic environment in which we operate our business. Our sales cycle is such that we generally have visibility 2-3 quarters in advance for future orders that allows us to predict revenues over this period of time with some degree of confidence. The recent global economic slump has, however, reduced our confidence at predicting future revenues. This window of sales visibility does provide us with some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we can see and anticipate a shortfall in revenue or give us time to identify additional sources of funding if we anticipate an increase in our working capital requirements due to increased revenues or changes in our revenue mix. Based on the different scenarios we modeled for 2009 and 2010, we believe that we can continue to manage operations and manage our working capital with the cash and investments on hand as at September 30, 2009 without the need for a further capital raise.

As noted above, we believe our existing cash and investments at September 30, 2009 will be sufficient to meet our cash requirements through at least the next 12 months, although depending on our anticipated revenue levels, we may elect to seek additional funding prior to that time especially if the opportunity to increase PowerHouse sales requires additional working capital. Beyond the next 12 months, our cash requirements will depend on many factors, including the rate of sales growth, the success of our direct selling strategy, the market acceptance of our products, including in particular the PowerHouse product family, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the efficiency of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional equity or debt financing.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted guidance now codified as FASB ASC Topic 260, “Earnings Per Share,” which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the computation of earnings per share (“EPS”) using the two-class method. The adoption of this guidance did not have a material impact on the computation of net loss per share for the three and nine months ended June 30, 2009 and 2008.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In October 2009, the FASB issued guidance now codified as FASB ASC Topic 605, “Revenue Recognition,” Accounting Standards Update (“ASU”) 2009-13 on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our cash in a variety of financial instruments, including bank time deposits and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by approximately $50,000. Because of the nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on their fair value.

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

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended September 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

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

Our increased emphasis on a direct sales model has increased the effort and time required by us to complete sales to customers. Further, a larger portion of our quarterly revenue is derived from relatively few large transactions with relatively few customers. For example, in the third quarter of 2009, our five largest customers contributed 69% of our revenue. Our shift to the direct sales model, or any delay in completing these large sales transactions or reduction in the number of customers or large transactions, may result in significant fluctuations in our quarterly revenue. Further, we use anticipated revenues to establish our operating budgets and a large portion of our expenses, particularly rent and salaries are fixed in the short term. As a result, any shortfall or delay in revenue could result in increased losses and would likely cause our operating results to be below public expectations. The occurrence of any of these events would likely cause the market price of our common stock to decline.

A significant increase in sales of our PowerHouse product may materially increase the amount of liquidity required to fund the Company’s operations.

A significant increase in sales of our PowerHouse product may materially increase the amount of liquidity required to fund our operations. The amount of time between the receipt of payment from our customers and our expenditures for raw materials, manufacture and shipment of products (the sales cycle) for sales of our standard UPS product can be as short as 45 days, and is typically 60 days. However, this cash cycle on a PowerHouse sale can be as much as 210 days, depending upon customer payment terms. We intend to mitigate the financial impact of this longer cash cycle by requiring customer deposits and periodic payments where possible from our customers. This is not always commercially feasible, and in order to increase our PowerHouse sales, we may be required to make larger investments in inventory and receivables to fund these sales opportunities. These larger investments may require us to obtain additional sources of working capital, debt or equity financing in order to fund this business. If we are unsuccessful at obtaining additional sources of working capital, we may be required to curtail our level of PowerHouse sales or we may lose potential customers, both of which may cause our financial results to not meet the expectations of public market analysts or investors and adversely impact our financial results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following documents are filed as exhibits to this report:

3.1*	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s Quarterly Report on Form 10-Q filed on July 28, 2006)

3.2.*	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on February 2, 2007)

3.3*	Amendment to Second Amended and Restated Bylaws (filed as Exhibit 3.01 to Active Power’s Current Report on Form 8-K filed on December 7, 2007)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the “IPO Registration Statement”))

4.2*	Rights Agreement, dated as of December 13, 2001, between Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K filed on December 14, 2001)

4.3*	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Incorporated by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

October 27, 2009	/s/ JAMES A. CLISHEM
(Date)	James A. Clishem
President and Chief Executive Officer (Principal Executive Officer)

October 27, 2009	/s/ JOHN K. PENVER
(Date)	John K. Penver
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)