Form 10-K/A
period 2008-12-31
ACTIVE POWER INC
filed 2009-10-28
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”), which amends and restates items identified below with respect to the Form 10-K, filed by Active Power with the Securities and Exchange Commission on March 3, 2009 (the “Original Filing”), is being filed to amend information in (i) Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to remove references to or discussion of non-GAAP financial measures, including EBITDA, Adjusted EBITDA and gross profit margin before impairment, and to clarify that cost of product revenue includes depreciation of our manufacturing property and equipment, and (ii) Item 9A (Controls and Procedures) to clarify the disclosure of the conclusions of our chief executive and chief financial officers regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Original Filing. The other Items are as presented in the Original Filing and are not being restated. As a result of this Amendment, the Certification of Principal Executive Officer and Certification of Principal Financial Officer required by Rule 13a-14(a) and the 18 U.S.C. Section 1350 Certification of Principal Executive Officer and Principal Financial Officer, filed as exhibits to our Original Filing, have been revised, re-executed and re-filed as of the date of this Amendment.

This Form 10-K, as amended, continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein, including forward-looking statements, have not been updated to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such disclosures should be read in their historical context.

This Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the Original Filing, including any amendments to those filings. The filing of this Form 10-K/A shall not be deemed an admission that the Original Filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

ii

PART II.

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

We were able to improve our gross profit in 2008 and for the third consecutive year report a positive gross margin. Our gross profit margin in 2008 was 19%, which represents an improvement from the 10% we achieved in 2007 and the 3% we achieved in 2006. During 2008 we recorded an impairment charge for CoolAir inventory of $1.5 million, which represented approximately 3% of our revenue. During our fourth quarter of 2008 we recorded a gross profit margin of 32%, which was our highest to date. This improvement was due primarily to higher sales volumes, higher direct sales and higher product pricing. Direct sales typically generate higher margins for us than sales that are made through our distribution channels.

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

Cost of product revenue

Cost of product revenue includes the cost of component parts of our products, ancillary equipment that is sourced from external suppliers, personnel, equipment, -and other costs associated with our assembly and test operations, including costs from having underutilized facilities, depreciation of our manufacturing property and equipment, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The following table summarizes for the periods indicated, a year-over-year comparison of our cost of product revenue (in thousands):

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

Litigation (settlement) expense

In November 2006, we reached a settlement of the litigation with Greenwich Insurance Company whereby Greenwich agreed to pay us $3.0 million in exchange for a full settlement of this case. Accordingly, after $1.2 million was paid to our former Chairman and CEO, pursuant to the reimbursement agreement, we received gross proceeds of $1.8 million.

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

ITEM 9A.	Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our independent registered public accounting firm, Ernst & Young LLP, audited our consolidated financial statements, and independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their report, which is included in Part IV of the previously filed Form 10-K.

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

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)

1. Financial Statements.

The following financial statements of Active Power, Inc. were filed as a part of the original Annual Report on Form 10-K for the fiscal year ending December 31, 2008, that was filed with the Securities and Exchange Commission on March 3, 2009:

2. Schedules.

All schedules have been omitted since the information required by the schedule is not applicable, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and notes thereto.

3. Exhibits.

The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed herewith, or are incorporated by reference as indicated below.

(b) Exhibits

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the “IPO Registration Statement”))

3.2*	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on February 2, 2007)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to the IPO Registration Statement)

4.2*	Rights Agreement, dated as of December 13, 2001, between the Active Power and EquiServe Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K filed on December 14, 2001)

4.3	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1*	Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO Registration Statement)

10.2*	Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement) †

Exhibit Number	Description
10.3*	Second Amended and Restated Investors’ Rights Agreement by and between Active Power, Inc. and certain of its stockholders (filed as Exhibit 10.4 to the IPO Registration Statement)

10.4*	Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.9 to the IPO Registration Statement)

10.5*	First Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.10 to the IPO Registration Statement)

10.6*	Second Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.11 to the IPO Registration Statement)

10.7*	Third Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.12 to the IPO Registration Statement)

10.8*	Fourth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the IPO Registration Statement)

10.9*	Fifth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the IPO Registration Statement)

10.10*	Sixth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.18 to Active Power’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”))

10.11*	Seventh Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.19 to the 2000 10-K)

10.12*	Lease Agreement by and between Active Power, Inc. and BC12 99, Ltd. (filed as Exhibit 10.17 to the 2000 10-K)

10.13*+	Distributor Agreement by and between Active Power, Inc. and Eaton Electical, Inc. dated May 22, 2006 (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K filed on May 24, 2006)

10.14*+	Purchase and Sale Agreement between Active Power, Inc. and Fuji Electric Co., Ltd. dated July 23, 2003 (filed as Exhibit 10.1 to Active Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.15*	Long-Term Supply Agreement between Active Power, Inc. and GE Zenith Controls, Inc., dated March 16, 2005 (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K filed on March 21, 2005)

10.16*	Stock Issuance Agreement with Jim Clishem (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 14, 2006) †

10.17*	Stock Issuance Agreement with Jim Clishem (filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on March 14, 2006) †

10.18*	Securities Purchase Agreement dated August 13, 2007 (filed as Exhibit 10.19 to Registrant’s Registration Statement on Form S-1 filed on September 12, 2007)

10.19*	Loan and Security Agreement (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 21, 2007)

10.20*+	Purchase Agreement effective as of January 1, 2008 between Active Power, Inc. and Caterpillar, Inc. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.21*	Form of Change of Control Severance Agreement (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008) †

Exhibit Number	Description
10.22**	Severance Benefits Agreement with Jim Clishem dated October 29, 2008 †

10.23**	Severance Benefits Agreement with John Penver dated October 29, 2008 †

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Ernst & Young LLP

24.1**	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K

31.1	Certification of Principal Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the indicated filing.
**	Previously filed as part of the original Annual Report on Form 10-K for the fiscal year ending December 31, 2008, that was filed with the Securities and Exchange Commission on March 3, 2009.
+	Portions of this exhibit have been omitted pursuant to a confidential treatment previously granted.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVE POWER, INC.

Dated: October 27, 2009	By:	/S/ JAMES A. CLISHEM
James A. Clishem
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JAMES A. CLISHEM	Chief Executive Officer and Director (principal executive officer)	October 27, 2009
James A. Clishem

/S/ JOHN K. PENVER	Vice President—Finance, Chief Financial
John K. Penver	Officer and Secretary (principal financial and accounting officer)	October 27, 2009

*	Chairman of the Board, Director
Benjamin L. Scott

*	Director
Ake Almgren

*	Director
Richard E. Anderson

*	Director
James E. deVenny III

*	Director
Jan H. Lindelow

* By:	/S/ JAMES A. CLISHEM	October 27, 2009
James A. Clishem
Attorney in Fact