Form 10-K
period 2009-12-31
ACTIVE POWER INC
filed 2010-03-04
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

                                                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on the last day of registrant’s most recently completed second fiscal quarter, June 30, 2009, as reported on The Nasdaq Stock Market, was approximately $56.6 million (affiliates being, for these purposes only, directors and executive officers).

As of March 3, 2010, the registrant had 79,710,373 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of Form 10-K is incorporated by reference to the registrant’s proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year ended December 31, 2009.

Active Power, Inc.

Unless otherwise indicated, “we,” “us,” “our,” and “Active Power” mean Active Power, Inc., including our predecessor Texas corporation and our subsidiary companies. References in this report to “$” or “dollars” are to United States of America currency.

i

Special Note Regarding Forward-Looking Statements

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements about historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

•	strategic relationships with third parties, including suppliers and channel partners;

•	customer demand for our products;

•	customer adoption of new products;

•	growth and future operating results;

•	developments in our markets;

•	expansion of our product offerings and sales channels;

•	customer benefits attributable to our products;

•	technologies and operations;

•	industry trends; and

•	future economic, business and regulatory conditions.

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

Overview

Active Power is a manufacturer and provider of efficient, reliable and green continuous power solutions incorporating uninterruptible power supply (UPS) systems that ensure business continuity for enterprises in the event of power disturbances. Our products and solutions are designed to deliver continuous clean power, protecting customers from voltage fluctuations such as surges and sags and frequency fluctuations and to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The UPS products we manufacture use kinetic energy to provide short-term power as a cleaner alternative to electro-chemical battery-based energy. These products are highly reliable, energy and space efficient and significantly reduce client electricity expenses.

As of December 31, 2009, we have shipped more than 2,400 flywheels in UPS system installations, delivering more than 600 megawatts of power to customers in 44 countries around the world. We are headquartered in Austin, Texas, with international offices in the United Kingdom, Germany and Japan.

Our patented flywheel-based UPS systems store kinetic energy by constantly spinning a compact steel wheel (“flywheel”) driven from utility power in a low friction environment. When the utility power used to spin the flywheel fluctuates or is interrupted, the flywheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity known as “bridging power” for short periods, until either utility power is restored or a backup electric generator starts and takes over generating longer-term power in the case of an extended electrical outage. We believe our flywheel products provide many competitive advantages over conventional battery-based UPS systems, including substantial space savings, higher power densities, “green” energy storage, and higher power efficiencies up to 98%. This high energy efficiency reduces operating costs and provides customers a total lower cost of ownership. We offer our flywheel products with load capabilities from 130kVA to 8,400kVA. We typically target higher power applications of 200kVA and above, largely because the majority of customers in this market segment have backup generators. Our flywheel-based UPS systems are marketed under the brand name CleanSource®.

Our continuous power systems, which incorporate our UPS products with switchgear and a generator to provide complete short and long-term protection in the event of a power disturbance, are marketed under the brand name PowerHouseTM. PowerHouse can be deployed in either a 20-foot or 40-foot-long ISO container depending upon the customer’s power load requirements. These systems are specifically designed to handle the demands of high-tech facilities requiring the highest power integrity available while maximizing up time, useable floor space and operational efficiency. Designed to offer a highly flexible architecture to a customer’s constantly changing environment, our systems are offered in four standard modular power configurations, enabling sizing for infrastructure on demand. These systems are highly differentiated as they offer flexibility in placement, space savings, fast deployment time after receipt of order, high energy efficiency, and prompt capital deployment to meet current demands. They also deliver significant value to customers as the entire system is integrated and tested prior to delivery for a repeatable simple solution.

We believe a number of underlying macroeconomic trends place Active Power in a strong position to be one of the leading providers of critical power protection. These trends include:

•	Ever-increasing demands placed on the public utility infrastructure;

•	An inadequate investment in global utility infrastructure;

•	Rising costs of energy worldwide;

•	Increasing business costs of downtime;

•	A rapidly expanding need for data centers that provide reliable, efficient power; and

•	An increasing demand for economically green solutions.

We have evolved significantly since our founding in 1992 as an engineering business focused on research, development and invention. The technological foundation of Active Power has yielded more than 100 worldwide patents and a highly differentiated, cost-efficient product platform. In 2005, Active Power’s board of directors brought in a new management team which set into motion a commercialization strategy focused on:

•	building the Active Power brand in the marketplace;

•	expanding our distribution channels;

•	creating innovative solutions; and

•	focusing on operating and product cost reduction.

As a result of this strategy, we have been successful in improving our operating and financial performance, broadening our global footprint, diversifying our customer base, broadening our sales channels and partners and moving higher up the customer value chain with innovative developments of our core underlying product technology. This is most recently illustrated by our newest product offering, PowerHouse, a containerized, portable, complete continuous power solution.

We sell our products to a wide array of commercial and industrial customers across a variety of vertical markets, including data centers, manufacturing, technology, broadcast and communications, financial, utilities, healthcare, government and airports. Sales to Caterpillar, Inc. represented 31%, 40% and 24% of our total revenue in 2007, 2008 and 2009, respectively. One of our U.S. based IT customers accounted for 12% of our total revenue in 2009. No other customer represented more than 10% of our total revenue in 2009. We have expanded our global sales channels and direct sales force, selling in all major geographic regions of the world, but particularly in North America, Europe and Asia. Our revenue derived from customers outside of the United States was $15.2 million, $16.9 million and $12.4 million, which represented 45%, 39% and 31% of our total revenue in 2007, 2008 and 2009, respectively.

The Global UPS Market

According to a 2008 report on the world UPS market by IMS Research the global UPS market was estimated to be almost $8 billion in 2008. IMS Research projects the market will increase to almost $9 billion during 2010 and is expected to grow to more than $10 billion by 2012 with a compound annual growth rate of 8.3%.

UPS products can be classified into single phase and three phase systems. Single phase applications are typically for homes or very small businesses with low power requirements. Active Power is engaged in the higher power three phase market and does not offer any systems in the lower power single phase range. The market for three phase systems is typically stratified by kVA (kilo-Volt-Amps or power level) and by geography. Active Power has refined its focus on customers in the 100 kVA and higher category. In 2008, this category of the UPS market was estimated to be $2.1 billion of the global market and is forecasted to be $3.3 billion of the total market opportunity in 2012 according to the 2008 IMS Research report. This is one of the fastest growing segments of the UPS market according to IMS Research.

UPS products serve two primary functions. First, they are continuously operating when utility power is being provided. They also perform a power “conditioning” function where they regulate incoming utility power via an automatic transfer switch and compensate for fluctuations in voltage and frequency, in order to provide clean continuous output power to the end application. Second, if there is any interruption in the utility source, the UPS will provide temporary, or bridging, power until either utility power is restored, or an alternative generating source, such as a diesel or gas generator, begins to provide power. This functionality of the UPS in the context of a continuous power application is illustrated below:

UPS Market Drivers

There are several market dynamics fueling the growth of the UPS market and the need for energy efficient, reliable and green backup power. These include:

•	Increasing unreliability of utility infrastructure

•

A lack of global investment over a sustained period in underlying infrastructure has failed to keep up with increased demands for energy and resulted in increased disruption and poor supply quality from the grid.

•	More frequent power outages and disturbances

•	Increase in data growth and storage requirements

•	Increase in the amount of enterprise data growth, which will require more IT equipment, more power, more space and more cooling

•	Increased use of social networking sites, Web-based applications, cloud computing, and similar technologies that are increasing data storage requirements

•	Increase in global energy consumption

•	Data growth requires data centers to invest in more IT equipment, more power and more space.

•	High density computing applications continue to grow where people are requiring more computing power in the same or less physical space.

•	Rapid industrialization of highly populated world regions is increasing global energy demand.

•	An increasing cost to produce and consume electricity due to rapid depletion of finite fossil fuel sources, instability in oil-producing regions, and a preference for green energy sources

•	Customers focused on convenience and improving margins

•	Organizations want full turnkey solutions from one supplier rather than having to engage with multiple vendors to build a complete power solution.

•	Industry shift towards energy efficiency and reducing electricity costs

•	Increasing economic impact of power interruption to users

•	The financial cost of power interruption through loss of products, manufacturing down time, and computer processing interruptions

•	Reputational cost of power interruption to underlying businesses

•	Increasing concern over environmental impact

•	Global warming

•	Carbon footprint of businesses and individuals

•	Tax incentives and rebates for deploying energy efficient products

Within the UPS market, we believe a majority of customers are using UPS products to protect their data center and IT applications. The competitive dynamics of the data center market, in particular, provide an excellent platform to successfully market our highly efficient systems.

We believe that the UPS market opportunity remains relatively intact despite the recent global economic situation. The managed data center sector remains sound as a result of recurring cash flows and the stability of operating results they provide, along with increasing customer demand growing faster than available data center supply, particularly for collocation hosting. Improvement in credit availability and business confidences is allowing corporations to resume capital spending and to scale their IT infrastructure, which we believe should lead to higher demand for UPS and continuous power solutions.

Given the rapidly increasing cost and consumption of energy, there is a significant requirement to improve the efficiency of the infrastructure in the data center. According to a December 2008 article entitled “Tomorrow’s Data Center” in Information Week Analytics, the national average usage rate for electricity in the United States has jumped 44% since 2004. We also believe that the market is already predisposed to the use of battery-free alternatives since battery-based solutions are less space efficient, have higher replacement cycles and are less reliable. This is particularly true as customer applications increase in absolute size, specifically above one megawatt, where we believe a majority of the applications are already using battery-free solutions. In general, the savings associated with our higher efficiency products are magnified in larger customer applications based upon the space and power efficiencies and extended operating temperature range of the Active Power system.

With the expansion of our product range to encompass a complete continuous power solution, including our PowerHouse business, we believe the potential available market opportunity for our company increases from $2.1 billion to approximately $6 billion. This increase is due to the fact we are now moving into different product market segments with all of the additional components used in the assembly of PowerHouse – switchgear, automatic transfer switch, diesel generator, container integration and professional services.

Our Solutions

We believe our key areas of product differentiation and our market focus align very well with the market drivers described above. We believe the core differentiators in Active Power’s solutions are that they are

•	intelligently efficient;

•	inherently reliable; and

•	economically green.

Intelligently Efficient.

Energy Efficient. Our UPS systems are up to 98% energy efficient, as compared to 88% efficiency for conventional battery-based UPS systems, at similar loading levels. Our flywheel UPS loses only 2% of incoming power compared with as much as a 12% power loss for conventional battery-based UPS systems to protect the same mission critical load. This results in an average utility savings for our customers of approximately 83% as compared to conventional systems. Greater efficiency reduces a customer’s energy consumption when operating the UPS system, resulting in a decrease in energy expenses. This savings is magnified as the volume and cost of energy increases.

Space Efficient. Our UPS systems are also extremely power-dense, meaning we can provide, on average, twice the power in the same physical space as compared to a conventional battery-based UPS system. This space efficiency allows customers to dedicate space to revenue generating operations and/or equipment, to use less space for their UPS needs or to increase the amount of backup power they can fit into their existing facility. This allows them to take advantage of higher-power computing applications without needing to invest in new infrastructure.

Flexible Operations. Our systems have a 20-year design life and can operate in temperatures of up to 40 degrees Centigrade (104 degrees Fahrenheit), compared to 24 degrees Centigrade (76 degrees Fahrenheit) for conventional battery-based UPS systems. Our systems can be deployed virtually anywhere due to the minimal requirements the system has in terms of heating or cooling.

Modular Design. Active Power UPS systems are designed around a 300kVA module which can be paralleled with other modules to make a larger UPS system. This modularity allows customers to purchase their UPS systems as expandable systems to be upgraded in the field when additional power is needed. We believe that this capability provides customers with an easy path to expansion and the benefits of just-in-time capital deployment.

Inherently Reliable. We believe that the Active Power system is more reliable than conventional or chemical-based solutions available in the market today. We can measure the reliability of our UPS products, including the short-term energy storage devices, providing our customers with a much better indicator of system reliability compared to our competitors. Our competitors quote product reliability measures that exclude the failure rate of their short-term energy storage devices due to the inherent limitations of lead-acid batteries. In comparison to conventional UPS systems that use chemical energy storage technology, the Active Power solution is a precision-engineered mechanical system that delivers predictable, consistent backup power performance. Using aircraft quality steel to harness kinetic energy, our systems deliver peace of mind throughout the course of the product’s 20-year plus useful life. By December 31, 2009, we had shipped more than 2,400 flywheels that can be found in UPS installations around the world with more than 63 million hours of reliable run time. We believe, based on an independent study by Massachusetts-based MTechnology, Inc., in February 2008 entitled “System Reliability of CleanSource UPS versus Double Conversion UPS,” that Active Power flywheel UPS system is generally seven times less likely to fail versus a conventional battery-based UPS system.

Economically Green. We believe that we offer a unique distinction among UPS providers. When a customer selects an Active Power solution, they become part of the growing global movement to reduce industrial impact on the environment. Because of our higher efficiency, the end user saves on energy consumption, our ability to function in higher temperatures means less air conditioning required to dissipate energy losses, and the elimination of battery maintenance, replacement and disposal, all resulting in savings on operational expenses. We call it economically green because unlike many other products that are considered “green,” our solution will improve a customer’s bottom line with reduced energy expenses and a lower total cost of ownership. In addition, there are no environmentally hazardous disposal concerns as compared with battery-based lead and acid materials used in competitive technologies. A green choice delivered at an overall economic advantage to the end user makes for a very compelling offering in today’s marketplace. All of this adds up to a solution delivered with a much lower total cost of ownership for customers that we believe can yield up to 60% cost savings over a system’s life.

Strategy

Active Power’s current commercialization plan is supported by the following primary business strategies:

•	Building brand

•	Expand distribution

•	Create innovative solutions

•	Build service capabilities

•	Reduce Cost

Building Brand. Customers seeking continuous power products and solutions often prefer direct engagement with the manufacturer for products and services. Brand awareness is therefore an important element and necessary for sales success to these mission-critical customers, especially in high power applications at 200 kVA and above. As we continue to pursue a multi-tiered and multi-geographical distribution strategy, we must have a recognizable brand. We have increased our marketing efforts to build awareness of both our company and our products and we continue to gain awareness and recognition as an efficient, reliable, and green power solution provider. We are building our brand identity through the expansion of traditional and nontraditional public relations programs, conference presentations, industry awards, white paper and case studies and key sales wins. Building the Active Power name in our addressable markets will be critical to future growth and success in the industry.

Expand Distribution. We now bring products to market through diversified sales channels including sales sold directly by Active Power, manufacturer’s representatives, international distributors, original equipment manufacturer (OEM) partners and strategic IT partners. In the past, most of our revenues were generated through our OEM channel and as recently as 2005, OEM sales were the majority of our revenues. In 2002, 93% of our business was non-Active Power branded sales. In 2009, Active Power branded product sales had increased and made up 76% of total sales. We believe the diversification of our sales channels provides us greater market penetration opportunities while minimizing the adverse impact that any one channel or partner may have on our overall business.

Our OEM channel historically has produced lower margin sales than sales we make directly and, more dramatically, it provides decreased opportunities for us to sell additional products and services. Our OEM partners historically were able to leverage their own brand equity and client relationships to help accelerate the adoption of our products. While our OEM channel is still strategically important to our business, use of other sales channels has helped us build the Active Power brand and increased our opportunity to interact directly with clients in a consultative selling environment, which yields better product pricing, better profitability, longer-term sales and service opportunities and enhanced customer relationships.

To help further expand our distribution channels and increase our brand awareness globally, during 2009, we established a strategic IT partner channel that includes relationships with leading technology companies including Hewlett Packard (HP) and Sun Microsystems. These partners are already selling technology solutions to many of the same end users that we have traditionally targeted for UPS solutions sales. Through these new partners, we can introduce Active Power, and our PowerHouse product in particular, to their customers for projects to which we may not otherwise have been exposed. In 2009, approximately half of our PowerHouse sales were derived from our strategic IT partners.

Create Innovative Solutions. The global UPS market has been dominated by a handful of providers delivering essentially the same product platform for over a decade – a static double-conversion UPS with lead-acid batteries for short-term energy storage. Today, Active Power brings a differentiated solution that provides clients with significant economic advantages compared to competitive systems, including: energy efficiency, space efficiency, 20-year plus useful life, improved system reliability and lower operating and maintenance costs. Our high efficiency UPS systems reduce utility power costs in an environment of increasing electricity usage and rising kilowatt-hour energy costs. Similarly, our space efficient design reduces precious data center floor space by as much as a factor of four for the same power requirement. This improved performance at a lower cost coupled with high reliability and the fact our products are economically green delivers distinct rewards to the end user and to the environment.

Leveraging the unique product advantages of our UPS systems, and in particular their ability to provide more backup power in less physical space, we have developed a containerized continuous power system that we call PowerHouse. PowerHouse is a complete continuous power system in a streamlined, space saving containerized unit with all critical power infrastructure components in one package: generator, switch gear, UPS, monitoring/control systems, optional cooling systems and comprehensive maintenance. The solution, which allows customers to get their entire continuous power solution from one vendor provides a competitive advantage for a variety of applications, including: facility infrastructure expansion, disaster recovery, temporary or portable critical power needs, event support or support for a containerized datacenter product such as those sold by our IT channel partners We believe PowerHouse is a differentiated solution that allows customers to deploy their capital more efficiently to meet their current demands, compared to building out power and cooling infrastructure to support capacity planned to grow over many years. It also enables clients to maximize the efficient use of their data center space by utilizing higher cost interior space for revenue-generating or critical computing activities and less costly space to house their power and cooling infrastructure. The Active Power flywheel UPS system is well suited to be housed in an ISO (International Organization for Standardization) container because of its small footprint, high efficiency and wide operating temperature range.

Build Service Capabilities. We have focused on building our local service capabilities to provide assessment, implementation and life cycle support services to customers buying our UPS and continuous power solutions. As a result of this focus, our service revenue has grown from $1.7 million in 2004 to $7.5 million in 2009. Providing our clients, including our channel partners, with consultative and long-term services is integral to our strategy of selling directly and delivering overall solutions while building long-term customer relationships. Broadening our product portfolio to offer new and value added services also affords us the opportunity to sell more products to individual clients, increases the chances for follow-on or repeat orders, and grows our revenue and contribution margin.

Reduce Cost. We have deployed a number of cost reduction programs to improve product and operating costs while delivering high quality and reliability in our products. In addition to these cost reduction efforts, we have worked to streamline our product line to simplify our offerings and leverage the modular nature of our products to build multi-megawatt systems. As a result, we have experienced improved efficiencies in the overall manufacturing process, supply chain improvements, and service delivery with lower overall operating expenses.

Competitive Landscape

Active Power competes in two primary product areas: UPS systems and continuous power solutions.

UPS Systems. CleanSource UPS competes primarily with conventional battery-based UPS manufacturers such as Emerson/Liebert, Eaton/Powerware and APC/MGE on a global basis. In addition, we compete with rotary UPS providers such as Piller, Eurodiesel and Hitec, particularly in Europe. We are largely competing against these same competitors in applications of above one megawatt; however, there is greater market acceptance of battery-free solutions compared to battery-based solutions in this power range, making this an ideal segment for our CleanSource UPS products. Our primary basis of competition in this segment is product differentiation and our advantage in space and power efficiencies. We also offer CleanSource DC, a battery replacement option for companies with existing UPS and batteries who desire to upgrade to a battery-free technology. Pentadyne Energy Corp. and Vycon are two of our U.S.-based competitors in this market.

Continuous Power Solutions. Continuous power solutions are a growing sector of our business that enable us to leverage the strengths and key benefits of our flagship product, CleanSource UPS. PowerHouse is the brand name for our prepackaged continuous power systems which are delivered in a 20- or 40-foot ISO quality shipping container for fast deployment to space constrained operations, and disaster recovery applications or to accompany a modular data center product. There are a variety of competitors with similar capabilities including system integrators and value added service providers who may procure required system components and assemble custom solutions. We believe that Active Power is one of only a few UPS manufacturers in the world also offering pre-packaged standard systems for quick delivery globally. The power density advantages we enjoy with our UPS products allow us to offer higher backup power levels within the physical constraints of the containerized space compared to our competitors, which we believe is a barrier to entry for them and will lead to higher revenues from turnkey systems for Active Power in the future. Also, our product’s ability to operate in temperatures of up to 40 degrees Centigrade in non-air conditioned environments (such as a modular container) acts as a competitive barrier to entry for battery UPS systems which must have sufficient air conditioning to operate properly. Since early 2008, we have entered into agreements to jointly market and sell PowerHouse and related services in conjunction with Sun Microsystems and Hewlett Packard. Active Power will support the modular or containerized data center products of each of these partners. We believe our ability to jointly market and leverage the activities of our mutual sales channels increases the revenue potential of PowerHouse for Active Power in future periods.

Many of our current competitors have longer operating histories, greater financial, technical, marketing and other resources, broader name and brand recognition, and a larger installed base of customers and service infrastructure than we do. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can, which would allow them to respond more quickly to new or emerging technologies or changes in customer requirements. In addition, some of our current competitors have established supplier or joint development relationships with our current or potential customers and channel partners. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing products from us or to persuade them to replace our products with their products. Increased competition could decrease our prices, reduce our sales, lower our margins or decrease our market share. These and other competitive pressures could prevent us from competing successfully against current or future competitors and could materially harm our business.

Products and Services

Foundational Technology

Active Power introduced the world’s first integrated flywheel UPS system, which integrates UPS power electronics with flywheel energy storage technology. The flywheel stores kinetic energy, energy produced by motion, by constantly spinning a compact rotor in a low friction environment. When short-term backup power is required due to utility power fluctuations or losses, the rotor’s inertia allows it to continue spinning and the resulting kinetic energy is converted to electricity.

The UPS draws upon the stored kinetic energy of the spinning flywheel to generate electricity to the load until the utility power returns, or in the event of a longer interruption, the generator comes online as a power source. The flywheel immediately supports the critical load upon loss of utility power. Within seconds of an extended outage occurring, the UPS signals the generator to start via the automatic transfer switch. The generator then carries the load until utility is restored.

CleanSource Products

We market all of our flywheel-based products that are sold as stand-alone products under the brand name CleanSource ®. CleanSource DC is a battery-free replacement for lead acid batteries used for bridging power. Using our flywheel energy storage technology, CleanSource DC is a stand-alone direct current (DC) product compatible with all major brands of UPS systems and is sold and used in conjunction with a third-party UPS system. It is available in power configurations ranging from 250kVA up to 2 megawatts. From this initial product that we first sold in 1997, we developed CleanSource UPS, a battery-free UPS system that integrates normal UPS electronics and our flywheel energy storage system into one compact cabinet. We currently offer CleanSource UPS products in power configurations ranging from 130kVA up to 2.4 megawatts, with the ability to parallel these products to provide more than 8 megawatts of load protection. Combining CleanSource UPS with a generator provides customers with complete short- and long-term protection in the event of a power disturbance. UPS products, branded by Active Power or our OEM partners, represent a majority of our current revenues and represented 63%, 67% and 60% of our total revenue for the years ended December 31, 2007, 2008 and 2009, respectively.

PowerHouse Systems

For customers looking for a complete, integrated continuous power system, we package our CleanSource UPS along with a generator, switch gear, monitoring and control software, our generator starting module (known as GenSTART), optional cooling system and a comprehensive maintenance package all into a containerized product offering we call PowerHouse. PowerHouse can be deployed in either a 20-foot or 40-foot-long ISO container depending upon the customer’s power load requirements. These systems are specifically designed to handle the demands of high-tech facilities requiring the highest power integrity available while maximizing up time, useable floor space and operational efficiency. Designed to offer a highly flexible architecture to a customer’s constantly changing environment, our systems are offered in four standard modular power configurations, enabling sizing for infrastructure on demand. These systems are highly differentiated as they offer flexibility in placement, space savings, fast deployment time after receipt of order, high energy efficiency, and prompt capital deployment to meet current demands. They also deliver significant value to customers as the entire system is integrated and tested prior to delivery for a repeatable simple solution. PowerHouse revenues, a new revenue source in 2009, represented 15% of total revenue in 2009.

GenSTART

GenSTART is a battery-free, starting modular system designed to ensure that a customer’s diesel generator will start. Diesel failure is a common cause of UPS system failure when there is a power disturbance. This unique and patented product takes energy from the flywheel of the CleanSource UPS and provides 1725 cold cranking amps to the generator set starting motor, so the customer can be assured starting power is available when it is most critical – at start-up. GenSTART is sold in conjunction with our CleanSource UPS system and is also a critical component in our PowerHouse solution. It can also be sold independently of our UPS product and works with third-party UPS systems.

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

•	Vetting and Validation. Our teams of experienced application engineers use comprehensive assessments to vet and validate the most optimal solution that complements a client’s business continuity plan.

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

Distribution Strategy

We bring products to market through several distribution methods and partners:

•	Sales made directly by Active Power;

•	Manufacturer’s representatives;

•	Distributors;

•	OEM partners; and

•	Strategic IT partners

Sales made directly by Active Power. Our direct sales teams are located in the Americas, Europe and Asia markets. We have adopted a strategy of native geographic expansion, meaning we will place local offices in the markets we identify for direct selling activities rather than having personnel travel from the United States to sell into foreign markets. Our direct sales teams have been successful in securing and establishing local presence and brand awareness, large customer orders and developing the foundation for the long-term client relationships we seek to build.

Manufacturer’s Representatives. We have both exclusive and non-exclusive relationships in place with a group of manufacturer’s representatives primarily in North America. An exclusive representative has been granted exclusive rights to sell Active Power products in a specific geographic territory. In exchange, the representative has agreed to sell a specific volume of our products and not sell any competitive products, all in exchange for compensation at a specified rate that is tied to the profitability of the underlying sales. We also maintain a group of non-exclusive representatives who have each been designated a territory in which to sell our products on a non-exclusive basis for a lower specified commission rate. The manufacturer’s representative channel remains integral to the distribution of our products in North America and increases our geographic sales coverage without the necessity of adding direct sales personnel. Products are marketed and sold under the Active Power brand through this channel.

International Distributors. In certain overseas markets, we have elected to recruit and retain specific international distributors to market our products and services into the designated geographic market. The distributor buys products from us and resells them to the end user, often with other products or services. Distributors may also perform service and warranty work for us under contract. This strategy has proved fruitful for the company in markets where we do not choose to deploy direct sales resources.

OEM Partners. OEM partners are our longest standing method of distribution and remain key to our overall business strategy. We continue to invest in this important distribution channel and look forward to improved performance in this channel in 2010. Our primary OEM partner and largest single customer is Caterpillar, Inc. (Caterpillar). Caterpillar markets Active Power manufactured products under the Caterpillar brand name “CAT UPS” and as a complement to its electric power product lines of diesel engines and switchgear. Caterpillar is a global market leader in new generator sales and has the largest installed base of existing standby generators in the world. By offering the CAT UPS with a standby generator and switchgear, Caterpillar can transform a standby power system into a continuous power system. We believe this total solution gives both Caterpillar and Active Power significant competitive advantages in the power quality market. In 2008, we signed a three-year distribution agreement with Caterpillar to continue this important relationship that dates back to 1999. Our sales to Caterpillar represented 31%, 40% and 24% of our total revenue for the years ended December 31, 2007, 2008 and 2009, respectively.

Strategic IT Partners. We have entered into a number of agreements since 2007 with leading global organizations in the data center market who have the ability to collaborate with Active Power on new sales opportunities. These relationships help us expand potential opportunities to market our products and services through all of our distribution channels. Some of the major partnerships we have entered into include the following:

•

Hewlett Packard (HP). We are a member of HP’s Data Center Solution Builders Program. This program is designed to develop and deliver new technologies and products and services that are targeted towards energy conservation and other operational improvements in data center design or operation. The program allows Active Power to promote its PowerHouse solution jointly with HP on a global basis and to support the power infrastructure requirements of HP’s Performance Optimized Data Center products. We saw encouraging early results from this channel in 2009 and look forward to it growing in 2010. We have also entered into a Master Services Agreement with HP that allows HP to purchase any of our products, including CleanSource UPS and PowerHouse, for their own use or to resell our products to their customers.

•

Sun Microsystems, Inc. We have entered into a strategic relationship with Sun whereby we jointly market and promote our PowerHouse and CleanSource UPS products and their Sun Modular Datacenter product on a global basis. We have also entered into global supply and service agreements with Sun to allow Sun to purchase any of our products and services and resell them to Sun’s customers on a global basis.

Vertical Markets and Key Customers

We continue to develop client relationships by selling directly and through our various strategic partner channels. We are focused on recruiting new representatives and distributors, but also helping those who have been with us for several years to become even more productive. Direct sales through our own employees and our manufacturer’s representatives and distribution channels have increased our end user interaction and allowed us to respond to customer needs more quickly. Our Active Power branded sales channels contributed 68%, 59%, and 76% of our total revenue during 2007, 2008 and 2009, respectively.

Active Power has experienced success in several key vertical markets. The distinct advantages of our products are gaining awareness and have been adopted by organizations within the following key vertical selling segments:

•	Data Center

•	Healthcare

•	Industrial

•	Broadcast

•	Financial

•	Airports

The following table provides a representative sample of customers that use our flywheel products and includes customers to whom such products have been sold directly or by our OEM partners:

Industry	Representative Customers
Data Center	• Northrop Grumman • SAS • DataCave • Profitability.net • Tesco PLC	• Terramark Worldwide • Cegeka Datacenters NV • Databank • Sun Microsystems • CyrusOne

Industrial	• Corning • Erdemir • Mozaik Printing • Chevron • Pemex Refinacion	• Sarah Lee • Goodyear Tire and Rubber • Fuji Electric Group • EverGreen Solar • Freescale Semiconductor

Broadcast	• KY3 Studio • KATV-TV (ABC) • WGTE-TV (PBS) • WTVF-TV (CBS)	• Christian Television Network • Univision • WAVY-TV (NBC) • KBTX-TV (CBS)

Financial	• Barclay’s PLC • Dubai Stock Exchange • MBNA	• Royal Bank of Scotland • Andrews Federal Credit Union

Healthcare	• Banner Health • Busan Paik Hospital Korea • Community Health Network	• Mercy Hospital • Banner Estrella • Cardiology Research Hospital Monzino

Airports	• Presov Airport • Suvarnabhumi Airport (Bangkok) • Kosice Airport	• Ciudad Real Airport • Sharjah International Airport

Marketing

Since 2005, we have developed and implemented a marketing strategy to build awareness of our brand name, technology and solutions in order to attract and influence potential customers. We now employ a broad mix of programs to accomplish these goals including market research, product and strategy updates with industry analysts, public relations activities, advertising, direct marketing and relationship marketing programs, seminars, customer events, user group meetings, trade shows and speaking engagements. Our marketing organization also produces marketing materials in support of sales to prospective customers that include Web properties, brochures, data sheets, white papers, presentations, sales tools, events and demonstration capabilities and supporting material for our distributors, representatives and our OEM channels.

Intellectual Property and Assets

We rely upon a combination of patents, trademarks, confidentiality agreements and other contractual restrictions with employees and third parties to establish and protect our proprietary rights. We have filed dozens of applications before the U.S. Patent and Trademark Office, of which 46 have been issued as patents. Additionally, we have made a concerted effort to obtain patent protection abroad for our technology by continuing to file patent applications and receive patents in Europe and Asia. Our patent strategy is critical for preserving our rights in and to the intellectual property embedded in our CleanSource and PowerHouse product lines and in newer technologies. As a manufactured, tangible device that is sold, rather than licensed, our products do not qualify for copyright or trade secret protection. To enforce ownership of such technology, we principally rely on the protection obtained through the patents we own and unfair competition laws. We intend to aggressively protect our patents, which would include bringing legal actions if we deem it advisable. We currently hold more than 100 worldwide patents for the technology utilized in the products we deliver to the marketplace.

We own the registered trademarks ACTIVE POWER, CLEANSOURCE and COOLAIR in the United States and abroad. The ACTIVE POWER logo, CSVIEW, PowerHouse and MEGAWATT CLASS UPS are trademarks of Active Power. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

Research and Development

We believe research and development efforts are essential to our ability to successfully deliver innovative products that address the current and emerging customer, particularly as the power management/quality market evolves. Our research and development team works closely with our marketing and sales teams, IT channel partners and OEMs to define product requirements that address specific market needs. Our research and development expenses were $5.7 million, $5.1 million and $4.2 million in 2007, 2008 and 2009, respectively. We anticipate our research and development expenditures in 2010 will remain at similar levels to 2009 and will decrease as a percentage of sales in the future as our revenues grow. This is consistent with our strategy to focus on the three-phase market for which a core platform now exists. As of December 31, 2009, our research, development and engineering teams consisted of 19 engineers and technicians.

Manufacturing

We manufacture our products at our headquarters in Austin, Texas. We are an ISO 9001:2008 quality certified operation which attests to the quality in product and process used to manufacture and deliver products and services to our clients. We source the majority of our components from contract manufacturers to enhance our ability to scale our operations and minimize cost. This approach allows us to respond quickly to customer orders while maintaining high quality standards and optimizing inventory.

Our internal manufacturing process consists of the fabrication of certain critical components within the flywheel energy storage system and the assembly, functional testing and quality control of our finished products. We also test components, parts and subassemblies obtained from suppliers for quality control purposes.

We have entered into long-term agreements with some of our key suppliers, but we currently purchase most of our components on a purchase order basis. Although we use standard parts and components for our products where possible, we currently purchase the flywheel rotor from Canton Drop Forge Inc., a single source supplier. Although we and our rotor supplier currently maintain buffer stocks to avoid potential supply disruptions, we have recently taken further proactive steps to mitigate this risk by identifying potential alternate suppliers. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, production time required and current market demand for such components or commodities.

In 2001, our manufacturing facility was expanded significantly to support projected sales volume; however, much of that capacity was never utilized due to an economic downturn and lower revenue levels than previously projected. This capacity is still currently underutilized even though we have increased production significantly since the expansion and increased our revenue levels. We have actively reduced our manufacturing overhead and costs since 2007 and subleased a portion of the facility that we were not using. We believe our current workforce, facilities and inventory levels will be sufficient to handle our near-term projected sales demand. Over time, we will need to hire additional manufacturing personnel to address anticipated sales volume increases, but we do not anticipate further material capital investments in the near term.

Employees

As of December 31, 2009, we had 149 total employees in the following areas:

•	19 in research and development;

•	66 in manufacturing, sourcing and service;

•	46 in sales and marketing; and

•	18 in administration, information technology and finance.

None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Seasonality

Our business has experienced seasonal customer buying patterns for a number of years. In recent years, both the UPS industry generally and our business experienced relatively weaker demand in the first calendar quarter of the year and a sequential decrease in revenue from the prior quarter. We believe this pattern, which we attribute to annual capital budgeting procedures will continue. We also anticipate demand for our products in Europe and Africa may decline in the summer months as compared to other regions because of reduced corporate buying patterns during the vacation season.

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

We maintain a Web site at www.activepower.com. We make available free of charge through this site our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. This information can be found under the heading “Financial Reports” in the “Investor Relations” subsection of the “About Us” section of our Web site. The Web site and the information contained therein or connected thereto are not intended to be incorporated in this Annual Report on Form 10-K.

ITEM 1A.	Risk Factors

You should carefully consider the risks described below before making a decision to invest in our common stock or in evaluating Active Power and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us, or that we currently view as immaterial, may also impair our business operations. The actual occurrence of any of the following risks could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline. This report is qualified in its entirety by these risk factors.

This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our results could materially differ from those anticipated these forward-looking statements as a result of certain factors, including the risks described below and elsewhere. See “Special Note Regarding Forward-Looking Statements.”

We have incurred significant losses and anticipate losses for at least the next year.

We have incurred operating losses since our inception and expect to continue to incur losses for at least the next year. As of December 31, 2009, we had an accumulated deficit of $249.9 million. To date, we have funded our operations principally through the public and private sales of our stock, from product and service revenue and from development funding. We will need to generate significant additional revenue in order to achieve profitability, and we cannot assure you that we will ever realize such revenue levels or achieve profitability. We also expect to incur product development, sales and marketing and administrative expenses in excess of our product revenue after costs, and, as a result, we expect to continue to incur losses for at least the next year.

Our increased emphasis on a direct sales model and our transaction and customer concentration may affect our ability to accurately predict the timing of revenues and to meet short-term expectations of operating results.

Our increased emphasis on a direct sales model since 2005 has increased the effort and time required by us to complete sales to customers. Further, a larger portion of our quarterly revenue is derived from relatively few large transactions with relatively few customers. For example, in 2009, our three largest customers contributed 42% of our revenue, and in the fourth quarter of 2009, our three largest customers contributed 60% of our revenue. Our shift to the direct sales model, or any delay in completing these large sales transactions or reduction in the number of customers or large transactions, may result in significant fluctuations in our quarterly revenue. Further, we use anticipated revenues to establish our operating budgets and a large portion of our expenses, particularly rent and salaries, are fixed in the short term. As a result, any shortfall or delay in revenue could result in increased losses and would likely cause our operating results to be below public expectations. The occurrence of any of these events would likely materially adversely affect our results of operations and likely cause the market price of our common stock to decline.

Our business may be affected by general economic conditions and uncertainty that may cause customers to defer or cancel sales commitments previously made to us.

Recent economic difficulties in the Unites States credit markets and certain international markets have led to an economic recession and lower capital spending and credit availability in some or all of the markets in which we operate. A recession or even the risk of a potential recession or uneven economic growth conditions may be sufficient reason for customers to delay, defer or cancel purchase decisions, including decisions previously made. This risk is magnified for capital goods purchases such as the UPS products we supply. Although we believe that the higher operating efficiency and lower total cost of ownership would support customers using and purchasing our equipment, and our efforts to broaden the number of different markets in which we sell will help mitigate economic risk from any one country or market vertical, any customer delays or cancellation in sales orders could materially adversely affect our level of revenues and operating results. Should our financial results not meet the expectations of public market analysts or investors, the market price of our stock would most likely decline.

Our financial results may vary significantly from quarter to quarter.

Our product revenue, operating expenses and quarterly operating results have varied in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. As a result you should not rely on our operating results during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. These factors include, among others:

•	timing of orders from our customers and the possibility that customers may change their order requirements with little or no notice to us;

•	rate of adoption of our flywheel-based energy storage system as an alternative to lead-acid batteries and our continuous power solution, PowerHouse;

•	ongoing need for short-term power outage protection in traditional UPS systems;

•	deferral of customer orders in anticipation of new products from us or other providers of power quality systems;

•	limited visibility into customer spending plans;

•	timing of deferred revenue components associated with large orders;

•	timing and execution of new product introductions;

•	new product releases, licensing or pricing decisions by our competitors;

•	commodity and raw material component prices;

•	lack of order backlog;

•	loss of a significant customer or distributor;

•	impact of changes to our product distribution strategy and pricing policies;

•	impact of changes to the product distribution strategy and pricing policies of our distributors;

•	changes in the mix of domestic and international sales;

•	rate of growth of the markets for our products; and

•	other risks described below.

The market for power quality products is evolving and it is difficult to predict its potential size or future growth rate. Most of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, have been reluctant or slow to adopt a new technological approach, particularly during a period of reduced capital expenditures. Moreover, our current products are alternatives to existing UPS and battery-based systems and may never be accepted by our customers or may be made obsolete by other advances in power quality technologies.

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

The percentage of our product revenue derived from customers located outside of the United States was 45%, 39% and 31% in 2007, 2008 and 2009, respectively. Our international operations are subject to a number of risks, including:

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

To date, the majority of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars. We have generally benefited from the decline in value of the U.S. dollar relative to foreign currencies over the last several years, which has made our products more price competitive in foreign markets. However, the value of the dollar will likely fluctuate, and an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering our products less competitive. As we increase direct sales in foreign markets, we are making more sales that are denominated in other currencies, primarily Euro and British pounds. Those sales in currencies other than U.S. dollars can result in translation gains and losses. Currently, we do not engage in hedging activities for our international operations to offset this currency risk. However, we may engage in hedging activities in the future.

We are subject to risks relating to product concentration and lack of revenue diversification.

We derive a substantial portion of our revenue from a limited number of products, particularly our 250-900 kVA product family. We expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products is therefore critical to our future success. Our future success will also depend in part on our ability to reduce our dependence on these few products by developing and introducing new products and product or feature enhancements in a timely manner. Specifically, our ability to capture significant market share depends on our ability to develop and market extensions to our existing UPS product line at higher and lower power range offerings and as containerized solutions. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance, which would substantially impair our revenue, profitability and overall financial prospects. Successful product development and market acceptance of our existing and future products depend on a number of factors, including:

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

The future growth of our business will depend in part on our ability to expand our existing relationships with distributors, to identify and develop additional channels for the distribution and sale of our products and to manage these relationships. As part of our growth strategy, we may expand our relationships with distributors and develop relationships with new distributors. We will also look to identify and develop new relationships with additional parties that could serve as outlets for our products, or that could provide additional opportunities for our existing sales channels, such as the recent relationships that we have developed with Sun Microsystems and Hewlett Packard. Our inability to successfully execute this strategy, and to integrate and manage our existing OEM channel partners and our new distributors and manufacturer’s representatives could impede our future growth.

We must continue to hire and retain skilled personnel.

We believe our future success will depend in large part upon our ability to attract, motivate and retain highly skilled managerial, engineering and sales and product marketing personnel. There is a limited supply of skilled employees in the power quality marketplace. A decline in our stock price can result in a substantial number of “underwater” stock options, whereby the exercise price of the option is greater than the current market value of our common stock. As a result, the financial attractiveness of the stock options may become substantially diminished, which may cause certain of our employees to seek employment elsewhere as a result of this decreased financial incentive, or impair our ability to recruit new employees. Our efforts to attract and retain highly skilled employees could be harmed by our past or any future workforce reductions. Our failure to attract and retain the highly trained technical personnel who are essential to our product development, marketing, sales, service and support teams may limit the rate at which we can develop new products or generate revenue. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace departing employees, our operations and new product development may suffer.

We are significantly dependent on our relationship with Caterpillar, our primary OEM customer. If this relationship is unsuccessful, for whatever reason, our business and financial prospects would likely suffer.

Caterpillar and its dealer network is our primary OEM customer and our largest single customer for our flywheel-based products. Caterpillar and its dealer network accounted for 31%, 40% and 24% of our revenue during 2007, 2008 and 2009, respectively. If our relationship with Caterpillar is not successful, or if Caterpillar’s distribution of the CAT UPS product is not successful or suffers a material change, our business and financial prospects would likely suffer. Pursuant to our distribution agreement with Caterpillar, they are an OEM distributor of our CleanSource UPS product which is then marketed to Caterpillar’s dealer network under the brand name CAT UPS. Caterpillar is not obligated to purchase any minimum quantity of CleanSource UPS units from us.

A significant increase in sales of our PowerHouse product may materially increase the amount of liquidity required to fund the Company’s operations.

A significant increase in sales of our PowerHouse product may materially increase the amount of liquidity required to fund out operations. The amount of time between the receipt of payment from our customers and our expenditures for raw materials, manufacturer and shipment of products (the sales cycle) for sales of our standard UPS product can be as short as 45 days, and is typically 60 days. However, this cash cycle on a PowerHouse sale can be as much as 210 days, depending on customer payment terms. We intend to mitigate the financial impact of this longer cash cycle by requiring customer deposits and periodic payments where possible from our customers. This is not always commercially feasible, and in order to increase our PowerHouse sales, we may be required to make larger investments in inventory and receivables to fund these sales opportunities. These larger investments may require us to obtain additional sources of working capital, debt or equity financing in order to fund this business. If we are unsuccessful at obtaining additional sources of working capital, we may be required to curtail our level of PowerHouse sales or we may lose potential customers, both of which may cause our financial results to not meet the expectations of public market analysts or investors and adversely impact our results of operations.

We have underutilized manufacturing capacity and have no experience manufacturing our products in large quantities.

In 2001, we leased and equipped a 127,000 square foot facility used for manufacturing and testing of our three-phase product line, including our DC and UPS products. To be financially successful, and to fully utilize the capacity of this facility and allocate its associated overhead, we must achieve significantly higher sales volumes. We must accomplish this while also preserving the quality levels we achieved when manufacturing these products in more limited quantities. To date, we have not been successful at increasing our sales volume to a level that fully utilizes the capacity of the facility and we may never increase our sales volume to necessary levels. During 2007, we subleased approximately 31,000 feet of our manufacturing facility to help lower our operating costs and to take advantage of surplus space that we leased but were not using. If we do not reach these necessary sales volume levels, or if we cannot sell our products at our suggested prices, our ability to reach profitability will be materially limited.

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

The market perception of our products and related acceptance of the products is highly dependent upon the quality and reliability of the products that we build. Any quality problems attributable to the CleanSource DC, CleanSource UPS or PowerHouse product lines may substantially impair our revenue prospects. Moreover, quality problems for our product lines could cause us to delay or cease shipments of products or have to recall or field upgrade products, thus adversely affecting our ability to meet revenue or cost targets. In addition, while we seek to limit our liability as a result of product failure or defects through warranty and other limitations, if one of our products fails, a customer could suffer a significant loss and seek to hold us responsible for that loss.

We currently operate without a sufficient backlog.

We generally operate our business without a sufficient backlog of orders from customers. Normally our products are shipped and revenue is recognized shortly after the order is received and usually within two quarters of the date of the order. Because our backlog has not been sufficient to provide all of the next quarter’s revenue, revenue in any quarter is often substantially dependent on orders booked and shipped throughout that quarter. We are attempting to increase the size of our backlog to allow greater efficiency in production and to facilitate business planning and to improve visibility, but there can be no guarantee that we can successfully build and maintain a meaningful level of backlog.

Seasonality may contribute to fluctuations in our quarterly operating results.

Our business has, on occasion, experienced seasonal customer buying patterns. In recent years, the UPS industry and our business have generally experienced relatively weaker demand in the first calendar quarter of the year, including a sequential decrease in revenue compared to the fourth quarter. We believe this pattern, which we attribute to annual capital budgeting procedures, will continue. In addition, we anticipate that demand for our products in Europe and Africa may decline in the summer months, as compared to other regions, because of reduced corporate buying patterns during the vacation season.

We depend on sole and limited source suppliers, and outsource selected component manufacturing.

We purchase several component parts from sole source and limited source suppliers. As a result of our current production volumes, we lack significant leverage with these and other suppliers especially when compared to some of our larger competitors. If our suppliers receive excess demand for their products, we may receive a low priority for order fulfillment as large volume customers may receive priority that may result in delays in our acquiring components. If we are delayed in acquiring components for our products, the manufacture and shipment of our products could be delayed. We are, however, continuing to enter into long-term agreements with our sole suppliers and other key suppliers, when available, using a rolling sales volume forecast to stabilize component availability. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components. Some of these delays may be substantial. As a result, we purchase several critical, long lead time or single sourced components in large quantities to protect our ability to deliver finished products. If we overestimate our component requirements, we may have excess inventory, which will increase our costs. If we underestimate our component requirements, we will have inadequate inventory, which will delay our manufacturing and render us unable to deliver products to customers on scheduled delivery dates. If we are unable to obtain a component from a supplier or if the price of a component has increased substantially, we may be required to manufacture the component internally, which will also result in delays, or be required to absorb price increases. Manufacturing delays could negatively impact our ability to sell our products and could damage our customer relationships.

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

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, service, marketing and other resources, broader name and brand recognition and a larger installed base of customers. As a result, these competitors may have greater credibility with our existing and potential customers and greater service infrastructure than we do. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, some of our current and potential competitors have established supplier or joint development relationships with our current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing products from us or to persuade them to replace our products with their products. Increased competition could decrease our prices, reduce our sales, lower our margins, or decrease our market share. These and other competitive pressures could prevent us from competing successfully against current or future competitors and could materially harm our business.

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

Historically, the market price of our common stock has fluctuated significantly. In 2009, the sales price of our common stock ranged from $.28 to $1.50. In addition to those risks described earlier in this section, the market price of our common stock can be expected to fluctuate significantly in response to numerous other factors, many of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•	changes in market valuations of other technology companies, particularly those that sell products used in power quality systems;

•	announcements by us or our competitors of significant sales, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for flywheel energy storage systems and continuous power solutions;

•	the loss of one or more key OEM customers or channel partners;

•	inability to successfully expand our distribution channels;

•	departures of key personnel; and

•	changing external capital market conditions.

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

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

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

The closing bid price for our Common Stock has recently been below $1.00 per share. If the closing price stays below this $1.00 level for more than 30 consecutive business days, we would not be in compliance with Nasdaq’s Marketplace Rule 5450(a)(1), or the Rule, for continued listing of our shares on The Nasdaq Global Market. If we were not in compliance with the Rule, we would be provided a period of 180 calendar days to regain compliance, and if we could not demonstrate compliance within the 180 day period, our Common Stock will be subject to delisting from The Nasdaq Global Market. In the event that we receive notice that our common stock is being delisted from The Nasdaq Global Market, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Nasdaq Listing Qualifications Panel. Alternatively, Nasdaq may permit us to transfer the listing of our common stock to The Nasdaq Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 5505(a), except for the bid price requirement. Currently, we believe we satisfy these requirements. If our application for transfer is approved, we would have an additional 180 calendar days to comply with the Rule in order to remain on The Nasdaq Capital Market.

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

None.

ITEM 2.	Properties.

Our corporate headquarters facility is a 127,000 square foot building that we lease in Austin, Texas. We lease this building pursuant to a lease agreement that expires in December 2011. Our manufacturing, administrative, information systems, sales and service groups currently utilize 96,000 square feet of this facility. We sublease the remaining 31,000 square feet of our corporate headquarters facility pursuant to sublease agreements that we entered into during 2007. The sublease agreements have options to extend through December 2011. Our engineering, marketing and administration facility of approximately 19,600 square feet is also located in Austin, Texas and is leased pursuant to a lease agreement that expires in March 2012. In addition to these properties, we lease facilities totaling 10,771 square feet in the United Kingdom, Germany, and Japan for sales and service activities.

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

ITEM 4.	(Removed and Reserved).

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The Nasdaq Stock Market under the symbol “ACPW.” The following table lists the high and low per share sales prices for our common stock as reported by The Nasdaq Stock Market for the periods indicated:

	High	Low
2009
Fourth Quarter	$1.50	$0.76
Third Quarter	0.92	0.66
Second Quarter	0.95	0.46
First Quarter	0.66	0.28

2008
Fourth Quarter	$0.64	$0.22
Third Quarter	1.18	0.49
Second Quarter	1.95	0.91
First Quarter	2.60	1.38

As of March 3, 2010, there were 79,710,373 shares of our common stock outstanding held by 216 stockholders of record.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

We did not repurchase any of our securities during the fourth quarter of fiscal 2009.

Sale of Unregistered Securities

None.

Stock Performance Graph

The graph depicted below shows a comparison of cumulative total stockholder returns for an investment in our common stock, The Nasdaq Stock Market (US) Composite Index, and a peer group of power technology companies having similar market capitalizations.

COMPARISON OF CUMULATIVE TOTAL RETURN

(1)	The Power Index peer group consists of an equal weighting of the following companies, all traded on The Nasdaq Global Market: Active Power, Inc. (ACPW), American Superconductor Corp. (AMSC), Beacon Power Corp. (BCON), Capstone Turbine, Inc. (CPST), FuelCell Energy, Inc. (FCEL), Plug Power, Inc. (PLUG), and Satcon Technology Corp. (SATC).

(2)	The graph covers the period from December 31, 2004, the last trading day before the beginning of our fifth preceding fiscal year, through December 31, 2009, the last trading day of our most recently completed fiscal year.

(3)	The graph assumes that $100 was invested in our common stock on December 31, 2004 at the closing price on that date of $4.65 per share, in The Nasdaq Stock Market Composite Index and the peer group Power Index, and that all dividends, if any, were reinvested. No cash dividends have been declared or paid on our common stock.

(4)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.	Selected Consolidated Financial Data.

The following tables include selected consolidated financial data for each of our last five years. The consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007 and consolidated balance sheet data as at December 31, 2009 and 2008 have been derived from the audited consolidated financial statements appearing elsewhere in this document. The consolidated statement of operations data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as at December 31, 2007, 2006 and 2005 have been derived from audited consolidated financial statements not appearing in this document. This data should be read in conjunction with the consolidated financial statements and notes thereto, with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and with the other financial data set forth elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for future periods.

Consolidated Statement of Operations Data	Year Ended December 31,
In thousands except per share data	2009	2008	2007	2006	2005
Total revenue	$40,311	$42,985	$33,601	$25,029	$17,788
Total cost of goods sold	31,081	34,997	30,375	24,343	18,086
Gross profit (loss)	9,230	7,988	3,226	686	(298)
Operating expenses	20,193	22,074	24,579	23,545	25,037
Operating loss	(10,963)	(14,086)	(21,353)	(22,859)	(25,335)
Net loss	(11,033)	(13,442)	(20,492)	(21,149)	(22,906)

Basic and diluted net loss per share	$(0.17)	$(0.22)	$(0.38)	$(0.43)	$(0.48)

Consolidated Balance Sheet Data	Year Ended December 31,
In thousands	2009	2008	2007	2006	2005
Cash and investments	$7,489	$11,171	$22,492	$20,711	$42,040
Working capital	11,681	16,451	27,526	31,673	43,599
Total assets	29,344	32,671	43,326	46,737	60,365
Long-term obligations	468	521	604	468	414
Total stockholders’ equity	14,492	20,821	33,248	38,778	53,873

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Level Overview

Active Power is a manufacturer and provider of efficient, reliable and green continuous power solutions incorporating UPS systems that ensure business continuity for enterprises in the event of power disturbances. Our products and solutions are designed to deliver continuous clean power, protecting customers from voltage fluctuations such as surges and sags and frequency fluctuations and to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The UPS products we manufacture use kinetic energy to provide short-term power as a cleaner alternative to electro-chemical battery-based energy. These products are highly reliable, energy and space efficient and significantly reduce client electricity expenses.

Our flywheel-based UPS systems are marketed under the brand name CleanSource. Our continuous power systems, which incorporate our UPS products with switchgear and a generator to provide complete short and long-term protection in the event of a power disturbance, are marketed under the brand name PowerHouse. As of December 31, 2009, we have shipped more than 2,400 flywheels in UPS system installations, delivering more than 600 megawatts of power to customers in 44 countries around the world. We also provide services including engineering, installation, start-up, monitoring and repair for our products under contracts with our customers. We are headquartered in Austin, Texas, with international offices in the U.K., Germany and Japan.

Our primary sales channel in North America has historically been through our OEM partner, Caterpillar, Inc Since 2005, we have developed additional sales channels in North America including direct sales employees and a network of manufacturer’s representatives, distributors and in 2009 an IT partner channel. These direct sales tend to improve our relationships with clients, generate higher selling prices compared to OEM sales that improve our gross margins and add service and other revenue opportunities. Our primary sales channels in Europe, Middle East and Africa (EMEA) and Asia include selling directly to end users and indirectly through select value added resellers and distributors. Sales of Active Power branded products through our direct sales, manufacturers’ representatives, distributor and IT partner channels were 68%, 59%, and 76% of our revenue for the years ended December 31, 2007, 2008, and 2009, respectively.

Our total revenue in 2009 decreased 6% from 2008. In a challenging world economic environment during 2009, we witnessed two distinct trends in our business. First, sales through our OEM channels decreased from $17.4 million in 2008 to $9.7 million in 2009, or by 44%. Conversely, our non-OEM sales activities achieved growth of 20% from $25.6 million in 2008 to $30.6 million in 2009, due to improved performance and increasing acceptance for our containerized continuous power solution PowerHouse in the marketplace.

We achieved strong growth in revenue in North America in 2009, driven by the introduction of PowerHouse, although we saw sales decreases in revenue in 2009 when compared to 2008 in Europe, which is our second largest marketplace after the U.S., and also a decrease in 2009 in Asia. However, total revenue in Europe did increase by 175% in the second half of 2009 compared to the first half.

We believe revenues will continue to grow in 2010 from new product sales as we focus on selling more complete systems rather than just products. In particular, we expect higher sales volume of our megawatt-class UPS products, and of additional variations of our flywheel-based products, including containerized versions such as our PowerHouse product. We also expect a recovery in our OEM sales in 2010. We believe that the investments we made during 2008 and 2009 in our sales organization to increase our level of direct sales staff, particularly in Europe and North America, and on marketing activities to support all of our sales channels will contribute to improve sales results in 2010.

Despite lower revenues in 2009, we were able to improve our gross profit in 2009 and for the fourth consecutive year report a positive gross margin. Our gross profit margin in 2009 was 23%, which represents an improvement from the 19% we achieved in 2008 and the 10% we achieved in 2007. During 2008, we recorded an impairment charge for CoolAir inventory of $1.5 million, which represented approximately 3% of our revenue. The improvement in 2009 was due primarily to higher sales volumes made through our direct channels, higher product pricing and the absence of inventory impairment charges. Direct sales typically generate higher margins for us than sales that are made through our OEM or distribution channels. Our gross margin in the fourth quarter of 2009 was 19%. This was down from the 32% we recorded in the fourth quarter of 2008 on much higher flywheel volumes. The fourth quarter 2009 gross margin was also impacted due to the higher portion of PowerHouse revenues, on which we recognize lower overall margins compared to UPS sales, as well as higher excess capacity costs. We have recently scaled back our production levels to deliberately reduce our inventory levels and improve overall company liquidity. As a result, we experienced higher excess capacity costs, which further dampened our gross margins since this resulted in a higher unabsorbed overhead in the factory.

Our operating losses were $21.4 million, $14.1 million and $11.0 million in 2007, 2008 and 2009, respectively. In 2009, we have been able to reduce our operating losses by $3.1 million, or 22%. This reduction in losses is primarily due to the gross margin improvements that were driven by higher revenue levels, and by our efforts to control our operating expenses and manage our working capital. Our operating losses include CoolAir related inventory impairment charges of $1.5 million and $2.1 million in 2008 and 2007 and non-cash stock based compensation expense included in the operating losses was $2.1 million, $1.7 million and $1.3 million in 2007, 2008 and 2009, respectively.

Net cash used in operating activities decreased in 2009 to $6.9 million, compared to $11.8 million in 2008. This change in cash used in operating activities was primarily due to lower operating losses. In addition, changes in operating assets and liabilities, or our net working capital, resulted in cash provided of $0.6 million in 2009, compared to cash used in such working capital of $3.4 million in 2008.

As our business continues to grow, we have had to finance a larger level of inventory and receivables to support this higher level of activity. Our receivables increased by $2.1 million during 2009. Our inventory decreased by $0.1 million during 2009, although it decreased $1.9 million during the fourth quarter, through lower production and purchases after having increased during the first three quarters of 2009. This, combined with an increase in trade payables of $2.7 million during 2009 and an acceleration of customer payments, allowed us to finance our revenue growth from the second quarter of 2009 to the fourth quarter without significant depletion of our available cash and investments. We also drew down $0.6 million against our bank revolving line of credit facility during 2009 to help finance these working capital requirements.

We have a history of operating losses and have not yet reached operating profitability. We believe that the success of our flywheel products and our PowerHouse solutions, combined with our focus on direct sales to customers, will help us to increase our revenues and reduce our level of operating losses and the amount of cash that we consume in our operations. Our liquidity can be significantly impacted due to the concentration of receivables among a small number of customers and this trend may accelerate with an increase in our PowerHouse business. We will need to continue to focus on management of cash and working capital in 2010 in order to manage the level of funds we use in our operating activities. Our total cash and investments at December 31, 2009 were $7.5 million, compared to $11.2 million at December 31, 2008. Subsequent to year end, in February 2010 we sold approximately 13.25 million shares of our common stock to a number of institutional investors at a purchase price of $0.75 per share, for proceeds, net of fees and expenses, of approximately $9.0 million in a firm-commitment underwritten offering. Due to the improvements in our operations in the second half of 2009, as well as our fundraising in February 2010, we believe that our cash and investments are sufficient to meet our operational needs for at least the next twelve months.

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

Warranty Liability

The estimated warranty liability costs are accrued for each of our products at the time of sale. Our estimates are principally based on assumptions regarding the lifetime warranty costs of each product, including where little or no claims experience may exist. Due to the uncertainty and potential volatility of these estimates, changes in our assumptions could have a material effect on our reported operating results. Our estimate of warranty liability is reevaluated on a quarterly basis. Experience has shown that initial data for a new product can be very volatile due to factors such as product and component failure rates, material usage and service delivery costs in correcting product failures; therefore our process relies upon long-term historical averages until sufficient data is available. As actual experience becomes available, it is used to modify the historical averages to ensure that the forecast is within the range of likely outcomes. The resulting balances are then compared to current spending rates to ensure that the accruals are adequate to meet expected future obligations.

Revenue Recognition

In general, revenue for product sales is recognized when title has transferred to the customer as stipulated by the delivery terms in a sales contract. In addition, prior to revenue recognition we require persuasive written evidence of the arrangement, a fixed or determinable price, and a determination that collectability is reasonably assured.

We also offer various services to customers depending on the type of product the customer has purchased, which may include on-site services or installation and integration services. Such services are not essential to the functionality of the delivered product. Revenue for services is recognized at the time services are provided. When products and services are contracted under a single arrangement, we allocate the total sales price to the multiple deliverables based on their relative fair values. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (“multiple elements”). In these transactions, we allocate the total revenue among the elements based on vendor specific objective evidence (“VSOE”) of fair value as determined by the sales price of each element when sold separately.

Stock-based Compensation

We account for stock-based compensation using a fair-value based recognition method. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information that can change significantly over time. A small change in estimates used can have a relatively large change in the estimated valuation.

We use the Black-Scholes option valuation model to value employee stock awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method.

Results of Operations

Comparison of 2009 to 2008

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

Year	Annual Amount	Change from Prior Year	Percent Change
2009	$32,837	$(2,935)	(8)%
2008	35,772	6,937	24%
2007	28,835	—	—

Product revenue represented 83% and 81% of total revenue for 2008 and 2009, respectively. Although product revenues decreased overall from 2008, revenues attributable to PowerHouse, a new revenue source in 2009, were $6.1 million. We also saw a $0.5 million increase in sales of our 65-150 kVA product line. These increases were offset by a decrease in sales of our other product lines, including our 250-900 kVA product line and our megawatt-class product line, which decreased by $3.1 million and $1.9 million, respectively, from 2008. The decrease in product revenue was primarily driven by a decrease in product sales from our OEM channels, where UPS sales decreased by 44%, or $7.7 million, compared to 2008, which was offset by the increase in PowerHouse revenues.

PowerHouse contracts tend to be larger in value and this may contribute to more volatility in revenues on a quarterly basis. They also significantly affect our cash flows as we have fewer customers with significantly larger receivables. While this concentration does increase liquidity risk for us, we continue to improve and refine the payment terms of these sales opportunities as part of our working capital management. As our solutions business grows, the composition of our sales will likely change and fluctuate on a quarterly basis. We have experienced an increase in third party systems and components that are being packaged and resold to our clients, which we believe will continue to help increase our revenue. Even though margins on sales of third party equipment are less than what we generate on our own manufactured goods, it does become an important catalyst for professional services and maintenance revenues, which can generate higher margins.

In 2009, we sold 315 flywheel product units, a 13% decrease over the 363 units that we sold in 2008 due primarily to the decrease in OEM product volume. However, the average sales price per flywheel increased slightly to approximately $81,000 in 2009 from approximately $80,000 in 2008, due largely to the higher proportion of wheels sold through our direct sales channels. Our direct sales channel typically has higher sales prices and profit margins compared to our OEM channel as we do not have to offer channel discounts on our direct sales. We expect this trend in mix and average selling price to continue. The 13% decrease in wheels sold was greater than the overall decline in revenue in 2009, with the difference attributable to sales of our CPS.

The frequency and timing of our larger system sales, including megawatt-class UPS products and our CPS, is more volatile and can result in material changes in period-to-period revenue. Such revenues also can occur in periods other than when originally anticipated, which can add to the potential volatility and affect our ability to meet forecasted targets. Larger system sales may also involve higher amounts of ancillary products upon which we typically generate lower profits when compared to sale of our UPS products only. Therefore, a significant increase in product revenues that was caused by higher sales of ancillary products may not result in a commensurate increase in our gross or operating profit levels.

North America sales were 69% of our total revenue for 2009, compared to 61% for 2008. This was due in part to the success with some of our IT channel partners, including Sun and Hewlett Packard, of our PowerHouse product that we introduced into the North American market during 2009. We continued to expand the sales territories where we sell our Active Power branded products in 2009 as we increased our sales distribution capabilities, particularly in Europe and Asia. We also increased the size of our sales and service organization in the U.K. and Germany. Although we saw sales decreases in Europe and Asia, we are encouraged as our 2009 second half performance in Europe increased by 175% over the first half of the year. We anticipate higher revenues from both Europe and Asia in 2010.

Sales to Caterpillar represented 25% of our product revenue in 2009, as compared to 40% of our product revenue in 2008. Caterpillar remains our largest single customer as well as our largest OEM customer. However, our revenue from Caterpillar decreased by 47% in 2009 and in the fourth quarter of 2009 Caterpillar was 8% of our quarterly revenue. Some of this decrease is attributable to the timing of larger orders from Caterpillar for its customers. We believe that this channel has been negatively influenced by external economic conditions that have caused its customers to delay product purchase decisions due to uncertainty or lack of liquidity. Sales of our UPS products are also a much smaller part of Caterpillar’s total business and subject to more volatility in quarterly sales, particularly during difficult economic periods as Caterpillar focuses on its core business. We believe this business will recover and remain strategically important to Active Power, and are starting to see signs of improvement in this channel already in 2010.

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

Year	Annual Amount	Change from Prior Year	Percent Change
2009	$7,474	$261	4%
2008	7,213	2,447	51%
2007	4,766	—	—

Service and other revenue increased 4% in 2009. Although our larger installed base of customers that purchased products directly from us has resulted in a higher level of customers with recurring maintenance contract agreements, our revenues from project installation and commissioning has decreased as compared to 2008 due to a smaller number of large projects in 2009. However, in the fourth quarter of 2009, service and other revenue increased 81% from the prior quarter, which was primarily attributable to the higher level of project-related services in connection with increased sales and installation of our PowerHouse product and related services.

The increase in our installed base of customers, particularly those arising from direct sales made by us, is driving the trend of higher service and spares revenue. Our service and other revenue in 2009 was also helped by our improved level of direct sales and large multi-megawatt sales that affords us the ability to generate higher startup service revenues. In 2008 we recorded $0.4 million of fees related to contract cancellation by one customer but we had no cancellations during 2009. We anticipate that service and other revenue will continue to grow as our product revenue increases and as our installed base of product expands because as more units are sold to customers, more installation, startup and maintenance services will be required. In addition, because our OEM partners typically provide these services to their end-user customers, an increase in direct sales as a percentage of our total revenue would likely lead to a further increase in our service and other revenue.

Cost of product revenue

Cost of product revenue includes the cost of component parts of our products, ancillary equipment that is sourced from external suppliers, personnel, equipment, and other costs associated with our assembly and test operations, including costs from having underutilized facilities, depreciation of our manufacturing property and equipment, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The following table summarizes for the periods indicated, a year-over-year comparison of our cost of product revenue (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change	Gross Margin
2009	$25,827	$(3,553)	(12)%	21%
2008	29,380	2,978	11%	18%
2007	26,402	—	—	8%

The 12% decrease in cost of product revenue was driven by the 8% decrease in product revenues that we experienced in 2009, as well as the absence of inventory impairment charges and lower product cost levels in 2009, reflecting the results of product cost reduction programs we have implemented. The 2008 cost of product revenue included a $1.5 million charge for excess inventory and impairment of manufacturing assets related to our CoolAir product family, which, net of current product sales backlog and future spares and support requirements, was reduced to its salvageable value. Cost of product revenue included approximately $0.3 million and $0.2 million of stock-based compensation for 2008 and 2009, respectively.

We have been able to improve our gross product margins by increasing the average selling price of our products that we sell as well as by lowering our product cost. This has been partially offset by the impact of increased sales of our CPS, such as PowerHouse. Our margins on PowerHouse sales are lower compared to our UPS sales because we realize lower margins on the third party equipment that we purchase and include in our PowerHouse product. We also scaled back our production levels in the fourth quarter to deliberately reduce our inventory levels and to improve overall company liquidity. As a result, we experienced higher excess capacity costs, which decreased our gross margins because of the higher unabsorbed overhead in the factory. However, we continue to implement our strategy to improve the profitability of individual transactions and the profitability of the company as a whole. We believe that as our direct sales and our total revenues continue to increase, our product margins will continue to improve.

We have also continued to improve the efficiency and utilization of our manufacturing facility, which has a large portion of fixed costs. We incur approximately $4.5 million per year in fixed costs for our manufacturing facility that has a capacity in excess of our current business requirements. We expense the excess costs of the underutilization of this facility as part of our cost of product revenues. We now produce more goods with less overhead than in previous years. Some of this efficiency is driven by higher product volumes that allow for better utilization of our test facility and our manufacturing space. We also have ongoing programs within our engineering and manufacturing departments to lower product costs, to identify alternative and cheaper vendors if possible, without impacting quality levels, to reduce our absolute level of overhead spending and headcount, and to improve the manufacturability of our products. During 2009 these efforts have helped reduce our cost of product revenue in spite of the pressures of higher raw material and commodity price increases. For 2010 we anticipate further cost reductions from these ongoing programs.

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

Year	Annual Amount	Change from Prior Year	Percent Change	Gross Margin
2009	$5,254	$(363)	(6)%	30%
2008	5,617	1,644	41%	22%
2007	3,973	—	—	17%

Cost of service and other revenue decreased 6% in 2009 while service and other revenue increased 4%. This decrease reflects better utilization of our service personnel in 2009, improved pricing for services and higher margin contract work, as well as higher service volume. In 2008 we saw a 41% increase due to higher headcount and related expenses that we put in place during the year to expand our service capabilities around the world that supported the 51% increase in service revenues we recorded in 2008. Cost of service and other revenue included approximately $36,000 and $46,000 of stock-based compensation for 2008 and 2009, respectively.

Balancing our labor requirements to our customer needs will continue to be a business challenge for our service organization in 2010, as we seek to ensure that we do not incur additional fixed labor costs in advance of anticipated service revenues. Achieving the efficient utilization of our service labor will be key to profitably growing this area of our business. Many of the costs of the service organization are fixed in nature, and higher volume of installation, startup and service work is resulting in improved efficiency and operating results for this group. We expect this trend to continue in 2010.

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

Year	Annual Amount	Change from Prior Year	Percent Change
2009	$4,170	$(946)	(18)%
2008	5,116	(633)	(11)%
2007	5,749	—	—

Our research and development efforts in 2009 were largely focused on new configurations of our existing flywheel technology under development, as well as enhancements to our megawatt-class UPS products and refinement and standardization of our containerized product solutions. The decrease in spending compared to 2008 is primarily a result of lower headcount and lower prototype expenses. The prior year expenses included higher prototype and development costs for paralleling our megawatt-class UPS products. Research and development expense included approximately $0.4 million and $0.2 million of stock-based compensation in 2008 and 2009, respectively. We believe that research and development expenses will remain at current levels in 2010, although this will represent a smaller percentage of our total revenue, and that the spending will be focused on enhancements and cost reductions to our flywheel products.

Selling and marketing

Selling and marketing expenses primarily comprise compensation and related costs for selling and marketing personnel, and related travel, fees paid to external sales partners, other selling and marketing expenses, as well as an allocated portion of our occupancy costs. The following table summarizes for the periods indicated, a year-over-year comparison of our selling and marketing expense (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2009	$11,431	$(408)	(3)%
2008	11,839	869	8%
2007	10,970	—	—

The decrease in selling and marketing expenses in 2009 largely reflects spending controls and lower variable selling expenses on lower sales levels. Although the total headcount has not changed significantly since 2008, we have changed the composition of our sales organization from supporting OEM partners to supporting more direct selling. We have also increased our marketing department staffing as we concentrate on developing and improving the Active Power brand, and supporting our direct selling activities. Selling and marketing expense included approximately $0.3 million and $0.3 million of stock-based compensation for 2008 and 2009, respectively. We anticipate that selling and marketing expenses will continue to increase in 2010 but reduce as a percentage of revenues as we expand our direct sales force into new geographies, add specific resources to support the IT channel and due to higher variable compensation as our revenues continue to increase.

General and administrative

General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, taxes, and the allowance for doubtful accounts expense. The following table summarizes for the periods indicated, a year-over-year comparison of our selling, general and administrative expense (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2009	$4,592	$(527)	(10)%
2008	5,119	(2,741)	(35)%
2007	7,860	—	—

The decrease in general and administrative expense from 2008 to 2009 reflects lower expenses for executive incentive compensation and lower bad debt allowances in 2009. These lower expenses were offset by higher professional fees incurred in connection with the private placement of securities that we made in the second quarter of 2009 and with the employee stock option exchange program that we completed in the third quarter of 2009. General and administrative expense included approximately $0.7 million and $0.6 million of stock-based compensation for 2008 and 2009, respectively. We anticipate that the level of general and administrative expenses in 2010 should remain at similar absolute levels to those in 2009.

Interest income

The following table summarizes the yearly changes in our interest (expense) income (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2009	$(69)	$(417)	(120)%
2008	348	(425)	(55)%
2007	773	—	—

The decrease in interest income from 2008 to a net expense in 2009 is primarily attributable to the decrease in the amount of available funds that we had for investment during 2009 as our operating losses decreased our cash reserves, the decline in interest rates during 2009 that lowered our investment returns, and interest expense paid on balances outstanding under our revolving credit arrangement. We expect interest income to fluctuate depending on cash and investment balances and trends in interest rates.

Income tax expense

Due to operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. During 2009 we recorded a net tax benefit due to certain tax credits that we earned. As of December 31, 2009, our accumulated net operating loss carryforward was $211.0 million and our research and development credit carryforwards were $3.1 million. We anticipate that these loss carryforward amounts may offset future taxable income that we may achieve and future tax liabilities. However, because of uncertainty regarding our ability to use these carryforwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets.

Comparison of 2008 to 2007

Product revenue

Product revenue represented 86% and 83% of total revenue for 2007 and 2008, respectively. The increase in product revenue from 2007 was due to $4.7 million in increased sales of our 250-900 kVA product line, $3.3 million in increased sales of our megawatt-class product line, as well as $1.0 million in increased sales of ancillary equipment that we sold to customers along with our UPS products. These increases were offset by a decrease in sales of our DC product line, 65-150 kVA product line and CoolAir product line, of $0.9 million, $0.5 million and $0.4 million, respectively, from 2007. The decrease in sales of those product lines was the result of decreased emphasis and channel development of the DC product line compared to our UPS products and a decreased emphasis on sales in the other product lines as we have concentrated on our UPS sales. In 2008, we sold 363 flywheel product units, a 24% increase over the 292 units that we sold in 2007. The average sales price per flywheel increased by 5% to approximately $80,000 in 2008 from approximately $76,000 in 2007. The increase in average selling price was due to price increases, the product mix and proportionately more wheels sold through our direct sales channel. Our direct sales channel typically has higher sales prices and profit margins compared to our OEM channel as we do not have to offer channel discounts on our direct sales.

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

Service and other revenue

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

Cost of product revenue

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

Cost of service and other revenue

The increase of 41% in the cost of service and other revenue in 2008 was driven by the 51% increase in service and other revenue. The increase also reflected the higher headcount and related expenses that we put in place during the year to expand our service capabilities around the world. As our direct sales organization has expanded we added service and technical personnel, including in many foreign markets, in order to support our selling efforts and to meet our customer responsibilities.

Research and development

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

Selling and marketing

The increase in selling and marketing expenses in 2008 largely reflected higher variable compensation that was paid to our sales employees on higher revenue levels. Although the total headcount had not changed significantly since 2007, we changed the composition of our sales organization from supporting OEM partners to supporting more direct selling. We also increased our marketing department staffing as we concentrated on developing and improving the Active Power brand, and supporting our direct selling activities. The 2008 expense also includes approximately $0.3 million of stock-based compensation.

General and administrative

The decrease in general and administrative expense from 2007 to 2008 was primarily attributable to the absence of $2.9 million in expenses incurred in 2007 related to an investigation into our historical stock option granting procedures that resulted in restatement of prior year financials.

Interest income

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

Income tax expense

Due to operating losses, we did not record any income tax expenses, other than minimum or statutory costs.

Liquidity and Capital Resources

Our primary sources of liquidity at December 31, 2009 are our cash and investments on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect that we have adequate capital resources in order to continue operating our business during 2010. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2010 or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. Our cash and investments at December 31, 2009 totaled $7.5 million.

In May 2009, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we sold in a private placement 6,000,000 shares of our common stock, par value $0.001 per share, at a purchase price of $0.50 per share (the opening trading price of our common stock on the date of the transaction), or $3 million in the aggregate. We filed a registration statement with the Securities and Exchange Commission in August 2009 to register the underlying shares offered in the private placement, which was declared effective on November 9, 2009.

In November 2009, we filed a registration statement with the Securities and Exchange Commission, using a “shelf” registration process. Under this shelf process, we may, from time to time, sell any combination of the securities described in this prospectus in one or more offerings up to a total dollar amount of $25,000,000. This filing became effective December 21, 2009. In February 2010, we sold approximately 13.25 million shares at a purchase price of $0.75 per share, for proceeds, net of fees and expenses, of approximately $9.0 million in a firm-commitment underwritten offering under this shelf registration. These proceeds are designed to strengthen our balance sheet and will be used to help fund our working capital requirements during 2010 and for general corporate purposes.

In October 2008, we entered into a modified Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a secured revolving line of credit in an amount of up to $6 million subject to a borrowing base formula. Three million dollars of this credit facility is secured under a U.S. government guaranteed export-import credit facility that would add a U.S. government guarantee to the payments for these foreign shipments and make more of our foreign shipments eligible as security for the credit facility. This guarantee applies to export-import sales of the parent company and does not apply to sales made by our foreign subsidiaries. The remaining $3 million credit facility does not have this guarantee and is secured by a first priority lien on substantially all of our assets. Prior to this modification to add the export-import facility, export revenues were not eligible to be included as part of the borrowing base, which limited our ability to utilize the revolving credit facility. All amounts borrowed under this credit facility are subject to a borrowing base formula based on eligible receivables and inventory. During the years ended December 31, 2009 and 2008 we borrowed $0.6 million and $2.0 million, respectively, under this credit facility and these borrowings remained outstanding at December 31, 2009. Based on the borrowing base formula, we had an additional $1.1 million available for use at December 31, 2009 under this credit facility.

The Loan Agreement requires us to maintain a minimum liquidity ratio of unrestricted cash to the outstanding amounts under the Loan Agreement of at least 1.35 to 1. In addition, the Loan Agreement contains customary affirmative covenants, including covenants that require, among other things, the delivery of financial statements, compliance with laws, the maintenance of insurance and the protection and registration of intellectual property rights. Further, the Loan Agreement contains customary negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, change our business, change our CEO or CFO, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, make distributions, repurchase stock, and enter into certain transactions with our affiliates, in each case subject to customary exceptions for a credit facility of this size and type. We were in compliance with all of these covenants at December 31, 2009.

Revolving loans under this credit facility may be borrowed, repaid and re-borrowed until October 5, 2010, at which time all amounts borrowed must be repaid and all outstanding letters of credit must be cash collateralized. Revolving loans bear interest at a floating per annum rate equal to the greater of SVB’s prime rate plus 0.25% or 5.25%. A default interest rate shall apply during an event of default at a rate per annum equal to 5.0% above the otherwise applicable interest rate. The revolving loans are secured by a first priority lien on substantially all of our assets, provided that such security interest is limited to no more than 65% of the outstanding capital stock held by us of each of our subsidiaries.

An increase in sales of our PowerHouse may materially impact the amount of liquidity required to fund our operations. The amount of time between the receipt of payment from our customers and our expenditures for raw materials, manufacture and shipment of products (the cash cycle) for sales of our CleanSource UPS product can be as short as 45 days, and is typically 60 days. However, the cash cycle on a PowerHouse sale can be as much as 210 days, depending upon customer payment terms. We intend to mitigate the financial impact of this longer cash cycle by requiring customer deposits and periodic payments where possible from our customers. This is not always commercially feasible, and in order to increase our PowerHouse sales, we may be required to make larger investments in inventory and receivables. These larger investments may require us to obtain additional sources of working capital, debt or equity financing in order to fund this business.

We are currently evaluating a number of non-equity financing sources, including extended trade credit facilities from some of our suppliers and business partners, to help us potentially finance growth in our PowerHouse business. We are also looking at possible changes to our current banking facility to enable us to borrow more against the current facility, and in particular against work in progress against PowerHouse orders, In addition, we are currently examining other potential sources of debt financing. These options are all designed to provide us with additional sources of capital if we require them to fulfill a growing number of PowerHouse sales.

As discussed, should additional funding be required, we would expect to raise the required funds through borrowings or public or private sales of debt or equity securities. If we raise additional funds through the issuance of debt or equity securities, the ownership of our stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

Significant uses of cash

Operating Activities

The following table summarizes the yearly changes in cash used in operating activities (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2009	$(6,916)	$(4,914)	(42)%
2008	(11,830)	1,407	13%
2007	(10,423)	—	—

Cash used in operating activities in 2009 was $6.9 million, compared to $11.8 million in 2008, a decrease of 42%, or $4.9 million. This change in cash used in operating activities was primarily due to lower operating losses. In addition, changes in operating assets and liabilities, or our net working capital, resulted in cash provided of $0.6 million in 2009, compared to cash used in such working capital of $3.4 million in 2008.

As our business continues to grow, we have had to finance a larger level of inventory and receivables to support this higher level of activity. Our receivables increased by $2.1 million during 2009. Our inventory decreased by $0.1 million during 2009, primarily during the fourth quarter, through lower production and purchases. This, combined with an increase in trade payables of $2.7 million during 2009 and an acceleration of customer payments, allowed us to finance our revenue growth from the second quarter of 2009 to the fourth quarter without significant depletion of our available cash and investments. On an annual basis, the increase in trade payables offset the increase in receivables, and our inventory levels did not increase as they had in 2008, which combined with lower operating losses resulted in the decrease in funds used in operations.

As a small company, we can be significantly impacted due to the concentration of receivables amongst a small number of customers. This risk may potentially increase as we sell more PowerHouse products due to their higher average selling price. We do continue to request deposits and periodic payments from large customers where commercially possible, particularly for projects with multiple deliverables. However, the amount of such advance payments can fluctuate significantly on a quarterly basis, depending on the size and scope of customer orders at any point in time. As a result, we will need to continue to focus on management of cash and working capital in 2010 in order to manage the level of funds we use in our operating activities.

We used $11.8 million of cash in funding our operating activities in 2008, which was $1.4 million or 14% higher than in 2007. This increase was primarily due to changes in working capital that required us to increase the amount of inventory and receivables that we had, as our revenues increased. This increase in working capital mitigated the impact of lower operating losses. Our receivables at the end of 2008 were 83% higher than the end of 2007, reflecting the 59% increase in fourth quarter 2008 revenues to $16.2 million. We did not experience any material changes in the payment cycles for our payables or collections during 2008. The increase in revenue in the second half of 2008 resulted in a significant improvement in the amount of cash used in operations. Net cash used in operations decreased from $8.1 million in the first half of 2008 to $3.7 million in the second half of 2008 reflecting this higher sales volume.

Investing Activities

Investing activities primarily consist of sales and purchases of investments and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these investment funds to finance our ongoing operations. The cash provided from investing activities decreased from $5.4 million in 2008 to cash used in investing activities of $54,000 in 2009 as we depleted our available investments to fund our ongoing operations and our capital expenditures in 2009. Capital expenditures during 2009 decreased slightly from 2008 by approximately $0.2 million and primarily related to equipment to support our sales and marketing activities. We historically invested in our manufacturing infrastructure and with a production capacity far in excess of our current revenue level we can substantially increase our production levels without needing to make any material capital investments. Our capital expenditures therefore will primarily support expansion of our sales and service capabilities and our marketing and administrative efforts as required.

Financing Activities

Funds provided by financing activities during 2009 primarily reflect the sale of common stock through a private placement to an institutional investor, which generated $3.0 million in proceeds, and from an increase of $0.6 million in borrowings against our bank lending facility. Funds provided by financing activities during 2008 were $2.0 million, which reflects the amount that we borrowed from our bank in 2008 under our revolving credit facility.

Contractual Commitments

In our day-to-day operations, we incur commitments to make future payments for goods and services. These arise from entering into operating leases and as we make commitments to vendors to provide us materials and services. The following table summarizes our significant contractual obligations and commitments at December 31, 2009 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,754	$1,338	$1,073	$140	$203
Purchase obligations	3,405	3,405	—	—	—
Other long-term obligations	200	25	50	50	75

Our principal lease commitments consist of our leases for our corporate headquarters and engineering and administration facilities and our global sales offices.

In 2007, we entered into a secured revolving line of credit facility of up to $5 million, subject to a borrowing base formula, with SVB. This facility was modified in 2008 to increase the limit to $6 million. There was $2.6 million and $2.0 million outstanding under this facility at December 31, 2009 and 2008, respectively.

Future uses of cash

We believe that our cash and investments will be sufficient to fund our operations for at least the next 12 months. Our sales cycle is such that we generally have visibility 2-3 quarters in advance for future orders that allows us to predict revenues over this period of time with some degree of confidence. However a sudden change in business volume, positive or negative, from any of our business or channel partners or in our direct business could significantly impact our expected revenues. The recent global economic slump has reduced our confidence at predicting future revenues, and even with improving economic conditions, there is still uncertainty and risk in our forecasting. This 2-3 quarter window of sales visibility does provide us with some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we can see and anticipate a shortfall in revenue or give us time to identify additional sources of funding if we anticipate an increase in our working capital requirements due to increased revenues or changes in our revenue mix. If there is a significant increase in our PowerHouse business, this could potentially impact the amount of working capital that we may require, due to the longer production time and cash cycle of sales of this product.

We expect the level of capital investments to remain similar in 2010 to those in 2009. We currently intend to invest in several PowerHouse systems to use for demonstration purposes in the U.S. and in the U.K. to help our sales efforts, but are not planning any other major capital investments during 2010. We still have outstanding liabilities for tax obligations from the stock option investigation that we expensed in 2007 but that we expect will be paid in 2010.

Other factors that may affect liquidity

Beyond the next twelve months, our cash requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the gross profit we are able to generate with our sales, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future to help accelerate our growth, which could also require us to seek additional equity or debt financing. Should additional funding be required, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. If we raise additional funds through the issuance of debt or equity securities, the percentage ownership of our stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

Off-Balance Sheet Arrangements

During the years ended December 31, 2007, 2008 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New Accounting Pronouncements

In September 2009, the FASB updated FASB ASC 105, Generally Accepted Accounting Principles (FASB ASC 105). The update establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. This update is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the update on July 1, 2009, as required and concluded it did not have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (FASB ASC 605) that amended the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will change the application of the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

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

Effectiveness of Disclosure Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by COSO. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on our assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Ernst & Young LLP, audited our consolidated financial statements, and independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their report, which is included in Part IV of this Form 10-K.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Forward looking statements regarding the effectiveness of internal controls during future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

ITEM 9B.	Other Information.

None.

PART III.

ITEM 10.	Directors and Executive Officers of the Registrant.

The following table sets forth certain biographical information concerning our current directors, and executive officers:

Name	Age	Position(s)
James A. Clishem	53	President, Chief Executive Officer and Director
John K. Penver	47	Vice President of Finance, Chief Financial Officer and Secretary
Dietmar Papenfort	44	Vice President Sales—EMEA & Asia Pacific
Gary P. Rackow	56	Vice President Sales—Americas
Lisa M. Brown	44	Vice President—Marketing & Sales Operations
Uwe Schrader-Hausmann	55	Chief Technical Officer
Jason P. Rubin	44	Vice President—Manufacturing
Martin T. Olsen	48	Vice President—Channel Sales & Business Development
Ake Almgren	63	Director
Rodney S. Bond	65	Director
James E.deVenny III	62	Director
Robert S. Greenberg	56	Director
Jan H. Lindelow	65	Director
Benjamin L. Scott	60	Director

Executive Officers

James A. Clishem has been our President and CEO since May 2006. Mr. Clishem joined Active Power in June 2005 as our Vice President of Business Development and was promoted to be our President and Chief Operating Officer in November 2005 before his promotion to Chief Executive Officer. He became one of our directors in June 2006. Mr. Clishem came to Active Power from Peregrine Systems, Inc., a publicly traded enterprise software company, where he served as Vice President of Business Development focusing on global alliances since 2004. From 1999 until it was sold in 2004, he was founder, President and CEO of Xodiax, a profitable managed IT services business, which was recognized by Inc Magazine as one of the fastest growing privately held companies in the country. Mr. Clishem also served as Vice President of Data Services for Broadwing Communications, where he had responsibility for a $150 million business unit. He has also held various executive roles at ntr.net, MCI, Ericsson, and Tandem Computers. Mr. Clishem holds a B.S. and M.S. in Electrical Engineering from the University of Louisville and an M.B.A from Southern Methodist University in Dallas, Texas.

John K. Penver was hired in February 2005 as Chief Financial Officer and Vice President of Finance and oversees all of our accounting, finance, treasury, investor relations, human resources and IT operations. Prior to joining Active Power, Mr. Penver served as Chief Financial Officer or Vice President Finance for a number of public and private technology and manufacturing-based organizations including PerformanceRetail, Inc. a privately held retail management software company, Factory Logic, Inc., a privately held enterprise-application software company, Yclip Corporation, a privately held internet-marketing software company, and Silicon Gaming, Inc., a publicly traded manufacturer of high-technology slot machines for the gaming industry. Mr. Penver also had 12 years of audit experience with the international accounting firm of Deloitte & Touche LLP in both the U.S. and Australia. Mr. Penver is a Certified Public Accountant and a Chartered Accountant, and holds a Bachelor of Business in Accounting from Monash University in Australia and an M.B.A. from Santa Clara University in California.

Dietmar Papenfort joined Active Power in October 2009 as Vice President Sales—EMEA and Asia Pacific. He is responsible for managing Active Power’s direct sales strategy to drive sales growth and market penetration in Europe, Middle East, Africa and Asia Pacific. Prior to joining Active Power, Mr. Papenfort most recently worked for AEG Power Solutions, a German-based manufacturer of UPS products, for 16 years in a combination of engineering, product marketing and sales roles and where he most recently was Vice President of Sales for North East Europe since July 2000. Mr. Papenfort holds a Diploma of Electrical Engineering from University Paperbron in Germany.

Gary P. Rackow was hired in October 2006 as Vice President of Sales for the Americas. He is responsible for managing Active Power’s multi-channel sales strategy to drive sales growth and market penetration in North America and Latin America. Prior to joining Active Power, Mr. Rackow most recently worked for Piller, Inc., the US subsidiary of RWE Piller GmbH, a European manufacturer of rotary UPS products, for 14 years and where he most recently was Vice President of Sales & Marketing. He also has 10 years executive experience with General Electric as a product and application engineer for power distribution equipment, motor drives, Uninterruptible Power Systems and process controls. Mr. Rackow holds a Bachelor of Science degree in electrical engineering from the Polytechnic Institute of Brooklyn. He has been a registered Professional Engineer for more than 20 years and is a member of IEEE Industry Application Society (IAS).

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

Uwe Schrader-Hausmann joined Active Power in August 2005 and held various positions in our EMEA sales engineering group and as Managing Director of Active Power (Germany) GmbH before being promoted to Vice President—Technical Services in October 2007 and then to Chief Technical Officer in January 2009. In this role he is responsible for all customer-facing technical service functions including applications engineering, project management, and project implementation, as well as for all of our product development activities. Mr. Schrader-Hausmann has over 28 years of experience in the UPS industry. Prior to joining Active Power, he spent 26 years with Piller Power Systems GmbH, a German-based rotary UPS manufacturer, most recently as Chief Technical Officer. He also has UPS experience with Max Mueller Gildemeister GmbH in Germany. Mr. Schrader-Hausman holds a Diplom-Ingeneur (the German equivalent of a Master of Science degree) from The University of Applied Science in Hanover, Germany.

Jason P. Rubin joined Active Power in March 2000 as a production planner and held various positions in our manufacturing group before being promoted to Vice President of Manufacturing in October 2005. In this role Mr. Rubin is responsible for the manufacture and testing of all Active Power products as well as managing all material and logistic requirements to support production and our customer service activities. Mr. Rubin has over 15 years of manufacturing experience in multiple industries and immediately prior to joining Active Power was involved in managing operations and manufacturing systems for Windsport, Inc., a fabricated textile manufacturer. Mr. Rubin holds a Bachelor of Science degree in Industrial Engineering from the University of Oklahoma at Norman.

Martin T. Olsen joined Active Power in April 2007 as a Director of Product Management before being promoted in May 2008 to Vice President of Business Development. In January 2010 Mr. Olsen was promoted to Vice President—Channel Sales & Business Development. In this role Mr. Olsen is responsible for our global channel sales business for our OEM partners and our IT Channel sales partners, as well as our business development activities to expand our product and sales distribution channels. Prior to joining Active Power, Mr. Olsen was the Director for the data center group at Wright Line LLC, a global data center infrastructure provider for 4 years, and prior to that was a product marketing manager with American Power Conversion Corp., a global UPS manufacturer in both the USA and Europe and Asia. He also has prior product management experience with Siligen AS, a manufacturer of power availability products in Denmark. A US patent holder, Mr. Olsen holds a Bachelor of Science degree in Marketing from the International Business College at Kolding, Denmark, and diplomas in Logistics and International Business Law from the International Business College at Kolding, Denmark.

Directors

Ake Almgren has served as a member of our Board of Directors since March 2004. Since June 2009, Dr. Almgren has served as the Chief Executive Officer and President of International Battery, a manufacturer of lithium ion cells and batteries. Since May 2003 Dr. Almgren has also served as President of his consultant company, ORKAS Corp. From July 1998 to May 2003, Dr. Almgren served as Chairman and Chief Executive Officer of Capstone Turbine Corp. Prior to his employment at Capstone, Dr. Almgren had a 26-year career at ASEA Brown Boveri Limited (ABB), a worldwide power solutions company, where he held the position of worldwide Business Area Manager for Distribution Transformers and managed the operation of 36 plants in 28 countries. He also was President of ABB Power T&D Company, President of ABB Power Distribution, and President of ABB Power Systems during his tenure at ABB. Dr. Almgren also serves on the board of managers of PJM Interconnect LLC and on the advisory board of Infinia Corporation. Dr. Almgren holds a Ph.D. in Engineering from Linkopings Tekniska Hogskola in Sweden and a Masters of Mechanical Engineering from the Royal Institute of Technology in Stockholm, Sweden.

Rodney S. Bond has served as a member of our Board of Directors since September 1994. From October 2000 to the present, Mr. Bond has served as a principal engaged in financial and strategic planning consulting at Sherman Partners, and has also been the Executive Vice President—Finance for Up Link Corporation, a privately held supplier of GPS business solutions for the golf industry, until its sale in 2009. From May 1990 to October 2000, Mr. Bond served in various capacities, including as Chief Strategic Officer and Chief Financial Officer, with VTEL Corporation, a publicly traded digital video communications company. Mr. Bond also serves on several private company boards and holds a B.S. in Metallurgical Engineering from the University of Illinois and an M.B.A. from Northwestern University.

James E. deVenny III has served as a member of our Board of Directors since March 2008. From 1999 until March 2008, Mr. deVenny served as the co-founder, President and Chief Executive Officer of Dataside LLC, a Texas-based provider of enterprise data center space and managed network services. Mr. deVenny is now an independent consultant through his business, JD Investments. Prior to founding Dataside, Mr. deVenny co-founded Computex Support Systems where he was involved for 15 years in the design and development of mission critical data centers and telecommunications sites. Prior to this he spent five years as Vice President of Sales and Marketing for International Power Machines, a manufacturer of uninterruptible power supply systems. Mr. deVenny also serves on the Board of Directors of Lumenate, a private technology consulting services company. He holds a Bachelor of Science degree in Journalism and Communications from the University of Florida.

Robert S. Greenberg has served as a member of our Board of Directors since March 2009. Since January 2009, Mr. Greenberg has been the Chief Information Officer and Vice President for Agco Corporation, a global manufacturer and distributor of agricultural equipment. Prior to joining Agco Corporation, Mr. Greenberg was Vice President and Chief Information Officer for five years with Nissan Americas, the U.S. subsidiary of Nissan Motor Ltd, a global automotive manufacturer. Mr Greenberg also served in executive and CIO capacities over 20 years with Avaya, Inc., a global enterprise communications provider, Dell Computer, Inc and Exxon Mobil, including time spent in Asia Pacific. Mr. Greenberg holds both a Bachelor of Science and Masters of Engineering degrees in Operations Science and Industrial Engineering from Cornell University and an M.B.A. in Finance from the University of Maryland.

Jan H. Lindelow has served as a member of our Board of Directors since February 1998. Mr. Lindelow joined Tivoli, a unit of the IBM Software Group, in June 1997 and served as Chairman and Chief Executive Officer of Tivoli until the spring of 2001. He then became Vice President, Emerging Business Development for IBM until his retirement in 2002. From 1994 to 1995, Mr. Lindelow was President and Chief Operating Officer of Symbol Technologies, a leader in handheld computing and scanning technologies. He also served in several senior executive positions with Asea Brown Boveri (ABB), a global company delivering power, energy and automation technologies from 1988 to 1994. Prior to ABB, Mr. Lindelow was President of Worldwide Sales and

Service at Unisys/Sperry Computer Systems, a worldwide information technology services and solutions company during which time he spearheaded the company’s entry into UNIX and other open markets. Mr. Lindelow joined Unisys/Sperry in his native Sweden where he subsequently became President of Sperry’s Nordic Group. Mr. Lindelow holds a M.S. in Electrical Engineering from the Royal Institute of Technology in Stockholm, Sweden. He is an active board member of several enterprises, primarily in the high technology industry. During 2009, Mr. Lindelow served on the board of directors for Vignette Corporation (Chairman) until its sale, and the following private companies: Credant Technologies, HyPerformix (Chairman) and Troux Technologies.

Benjamin L. Scott has served as a member of our Board of Directors since March 2002 and as Chairman of the Board of Directors since February 2007. During 2009 Mr. Scott co-founded LiveOak Venture Partners, a venture capital firm. Prior to this, Mr. Scott served as a Venture Partner with Austin Ventures, a venture capital firm, from May 2002 until June 2009. From January 2000 to May 2002, Mr. Scott served as a Partner with Quadrant Management, a venture capital firm. From October 1997 to November 1999, Mr. Scott served as the Chairman and Chief Executive Officer of IXC Communications, a public provider of data and voice communications services that was subsequently sold to Cincinnati Bell and is now known as Broadwing Communications. Mr. Scott has served as a senior executive with AT&T, PrimeCo and Bell Atlantic. Mr. Scott also serves on the boards of directors of several private companies and holds a B.S. in Psychology from Virginia Polytechnic Institute and State University.

The other information also required under Item 10, including disclosure of delinquent Section 16 filings, our Code of Ethics and matters relating to our audit committee and its members will be included under the sections captioned “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Corporate Governance” and Meetings and Committees of the Board, respectively,” in our Proxy Statement for the 2010 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 11.	Executive Compensation.

The information required by this Item will be included under the sections captioned “Executive Compensation, “Compensation Committee Interlocks and Insider Participation,”,” Compensation Committee Report” and “Certain Transactions” in our Proxy Statement for the 2010 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included under the sections captioned “Ownership of Securities, “Equity Compensation Plan Information” and “Potential Payments upon Termination or Change of Control” in our Proxy Statement for the 2010 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 13.	Certain Relationships and Related Transactions.

The information required by this Item will be included under the sections captioned “Certain Transactions” and “Director Independence” in our Proxy Statement for the 2010 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item will be included under the section captioned “Proposal 3: Ratification of Independent Auditors” in our Proxy Statement for the 2010 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)

1. Financial Statements.

The following financial statements of Active Power, Inc. were filed as a part of the original Annual Report on Form 10-K for the fiscal year ending December 31, 2009, that was filed with the Securities and Exchange Commission on March 3, 2010:

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

(b) Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s Quarterly Report on Form 10-Q filed on July 28, 2006)

3.2*	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on February 2, 2007)

3.3*	Amendment to Second Amended and Restated Bylaws (filed as Exhibit 3.01 to Active Power’s Current Report on Form 8-K filed on December 7, 2007)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-1 (SEC File No. 333-36946) (the “IPO Registration Statement))

4.2*	Rights Agreement, dated as of December 13, 2001, between the Active Power and EquiServe Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4 to Active Power’s Current Report on Form 8-K filed on December 14, 2001)

4.3	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

Exhibit Number	Description
10.1*	Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO Registration Statement)

10.2*	Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement) †

10.3*	Second Amended and Restated Investors’ Rights Agreement by and between Active Power, Inc. and certain of its stockholders (filed as Exhibit 10.4 to the IPO Registration Statement)

10.4*	Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.9 to the IPO Registration Statement)

10.5*	First Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.10 to the IPO Registration Statement)

10.6*	Second Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.11 to the IPO Registration Statement)

10.7*	Third Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.12 to the IPO Registration Statement)

10.8*	Fourth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the IPO Registration Statement)

10.9*	Fifth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the IPO Registration Statement)

10.10*	Sixth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.18 to Active Power’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”))

10.11*	Seventh Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.19 to the 2000 10-K)

10.12*	Lease Agreement by and between Active Power, Inc. and BC12 99, Ltd. (filed as Exhibit 10.17 to the 2000 10-K)

10.13*	Stock Issuance Agreement with Jim Clishem (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 14, 2006) †

10.14*	Stock Issuance Agreement with Jim Clishem (filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on March 14, 2006) †

10.15*	Securities Purchase Agreement dated August 13, 2007 (filed as Exhibit 10.19 to Registrant’s Registration Statement on Form S-1 filed on September 12, 2007)

10.16*	Loan and Security Agreement (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 10, 2007)

10.17*+	Purchase Agreement effective as of January 1, 2008 between Active Power, Inc. and Caterpillar, Inc. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.18*	Form of Change of Control Severance Agreement (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008) †

10.19*	Severance Benefits Agreement with Jim Clishem dated October 29, 2008 (filed as Exhibit 10.22 to Active Power’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)†

10.20*	Severance Benefits Agreement with John Penver dated October 29, 2008 (filed as Exhibit 10.23 to Active Power’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)†

Exhibit Number	Description
10.21*	Securities Purchase Agreement, dated as of May 29, 2009 (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K filed on June 1, 2009)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K

31.1	Certification of Principal Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the indicated filing.

+	Portions of this exhibit have been omitted pursuant to a confidential treatment previously granted.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVE POWER, INC.

Dated: March 4, 2010	By:	/s/ JAMES A. CLISHEM
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

Name	Title	Date

/s/ JAMES A. CLISHEM James A. Clishem	Chief Executive Officer and Director (principal executive officer)	March 4, 2010

/s/ JOHN K. PENVER John K. Penver	Vice President—Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)	March 4, 2010

/s/ BENJAMIN L. SCOTT Benjamin L. Scott	Chairman of the Board, Director	March 4, 2010

/s/ AKE ALMGREN Ake Almgren	Director	March 4, 2010

/s/ RODNEY S. BOND Rodney S. Bond	Director	March 4, 2010

/s/ JAMES E. DEVENNY III James E. deVenny III	Director	March 4, 2010

/s/ ROBERT S. GREENBERG Robert S. Greenberg	Director	March 4, 2010

Jan H. Lindelow	Director	March , 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Active Power, Inc.

We have audited Active Power, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Active Power, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Active Power, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Active Power, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Active Power Inc. and our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

March 4, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Active Power, Inc.

We have audited the accompanying consolidated balance sheets of Active Power, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Active Power, Inc. at December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas

March 4, 2010

ACTIVE POWER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,489	$10,468
Short-term investments in marketable securities	—	703
Accounts receivable, net of allowance for doubtful accounts of $353 and $413 at December 31, 2009 and 2008, respectively	11,529	9,450
Inventories	6,629	6,689
Prepaid expenses and other	418	470

Total current assets	26,065	27,780
Property and equipment, net	2,903	4,492
Deposits and other	376	399

Total assets	$29,344	$32,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,155	$2,414
Accrued expenses	4,957	5,425
Deferred revenue	1,713	1,490
Revolving line of credit	2,559	2,000

Total current liabilities	14,384	11,329
Long term liabilities	468	521
Stockholders’ equity:
Common Stock—$0.001 par value; 150,000 shares authorized; 66,502 and 60,482 shares issued and 66,410 and 60,420 shares outstanding in 2009 and 2008, respectively	66	60
Treasury stock, at cost; 92 and 62 shares in 2009 and 2008, respectively	(73)	(59)
Additional paid-in capital	264,554	260,344
Accumulated deficit	(249,876)	(238,843)
Other accumulated comprehensive income (loss)	(179)	(681)

Total stockholders’ equity	14,492	20,821

Total liabilities and stockholders’ equity	$29,344	$32,671

See accompanying notes.

ACTIVE POWER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year ended December 31,
	2009	2008	2007
Revenues:
Product revenue	$32,837	$35,772	$28,835
Service and other revenue	7,474	7,213	4,766

Total revenue	40,311	42,985	33,601
Cost of goods sold:
Cost of product revenue	25,827	29,380	26,402
Cost of service and other revenue	5,254	5,617	3,973

Total cost of goods sold	31,081	34,997	30,375

Gross profit	9,230	7,988	3,226
Operating expenses:
Research and development	4,170	5,116	5,749
Selling and marketing	11,431	11,839	10,970
General and administrative	4,592	5,119	7,860

Total operating expenses	20,193	22,074	24,579

Operating loss	(10,963)	(14,086)	(21,353)
Interest income (expense)	(69)	348	773
Other income (expense), net	(45)	296	88

Loss before income taxes	(11,077)	(13,442)	(20,492)
Income tax benefit	44	—	—

Net loss	$(11,033)	$(13,442)	$(20,492)

Net loss per share, basic & diluted	$(0.17)	$(0.22)	$(0.38)
Shares used in computing net loss per share, basic & diluted	63,854	60,124	53,905
Comprehensive loss:
Net loss	$(11,033)	$(13,442)	$(20,492)
Translation gain (loss) on subsidiaries in foreign currencies	502	(640)	(193)
Change in unrealized gain (loss) on investments in marketable securities	—	(5)	34

Comprehensive loss	$(10,531)	$(14,087)	$(20,651)

See accompanying notes.

ACTIVE POWER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Income (loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	At Cost
Balance at December 31, 2006	50,123	$50	36	$(5)	$243,519	$(204,765)	$(21)	$38,778
Employee stock purchases	272	—	—	—	27	—	—	27
Sale of common stock, less $973 in issuance costs	10,000	10			13,017			13,027
Change in unrealized loss on investments	—	—	—	—	—	—	34	34
Net translation loss on foreign subsidiaries	—	—	—	—	—	(144)	(49)	(193)
Stock-based compensation	—	—	—	—	2,067	—	—	2,067
Net loss	—	—	—	—	—	(20,492)	—	(20,492)

Balance at December 31, 2007	60,395	$60	36	$(5)	$258,630	$(225,401)	$(36)	$33,248
Employee stock purchases	15	—	—	—	18	—	—	18
Shares held in treasury	72	—	25	(54)	—	—		(54)
Change in unrealized loss on investments	—	—	—	—	—	—	(5)	(5)
Net translation loss on foreign subsidiaries	—	—	—	—	—	—	(640)	(640)
Stock-based compensation	—	—	—	—	1,696	—	—	1,696
Net loss	—	—	—	—	—	(13,442)	—	(13,442)

Balance at December 31, 2008	60,482	$60	61	$(59)	$260,344	$(238,843)	$(681)	$20,821

Employee stock purchases	20	—	—	—	11	—	—	11
Sale of common stock, less $67 in issuance costs	6,000	6			2,927			2,933
Shares held in treasury	—	—	31	(14)	—	—		(14)
Net translation gain on foreign subsidiaries	—	—	—	—	—	—	502	502
Stock-based compensation	—	—	—	—	1,272	—	—	1,272
Net loss	—	—	—	—	—	(11,033)	—	(11,033)

Balance at December 31, 2009	66,502	$66	92	$(73)	$264,554	$(249,876)	$(179)	$14,492

ACTIVE POWER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2009	2008	2007
Operating activities
Net loss	$(11,033)	$(13,442)	$(20,492)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,950	1,895	1,986
Change in allowance for doubtful accounts	(60)	7	(950)
Accretion of premium / discount on investments	2	(41)	(48)
Loss on disposal of fixed assets	395	(61)	234
Impairment of inventory and related assets	—	1,554	2,115
Stock-based compensation	1,272	1,696	2,067
Changes in operating assets and liabilities:
Accounts receivable	(2,020)	(4,279)	3,444
Inventories	60	1,009	(703)
Prepaid expenses and other assets	75	60	(205)
Accounts payable	2,741	72	(321)
Accrued expenses	(468)	(83)	1,126
Deferred revenue	223	(134)	1,188
Long term liabilities	(53)	(83)	136

Net cash used in operating activities	(6,916)	(11,830)	(10,423)

Investing activities
Purchases of marketable securities	—	(2,631)	(4,798)
Sales/maturities of marketable securities	701	8,951	10,951
Purchases of property and equipment	(755)	(948)	(870)
Sales of property and equipment	—	105	131

Net cash (used in) provided by investing activities	(54)	5,477	5,414

Financing activities
Proceeds from private placement of common stock	3,000	—	14,000
Issuance costs of private placement	(67)	—	(973)
Proceeds from employee stock purchases	11	18	27
Purchases of treasury stock	(14)	(54)	—
Proceeds from draw on revolving line of credit	559	2,000	—

Net cash provided by financing activities	3,489	1,964	13,054

Translation gain (loss) on subsidiaries in foreign currencies	502	(647)	(193)

Total change in cash and cash equivalents	(2,979)	(5,036)	7,852
Cash and cash equivalents, beginning of period	10,468	15,504	7,652

Cash and cash equivalents, end of period	$7,489	$10,468	$15,504

Supplemental Cash Flow Information:
Interest paid	$104	$9	$—

See accompanying notes.

ACTIVE POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

(in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

Active Power, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “Active Power” or the “Company”) manufacture and provide critical power quality solutions that provide business continuity and protect customers in the event of an electrical power disturbance. Our products are designed to deliver continuous clean power, protecting customers from voltage fluctuations, such as surges and sags and frequency fluctuations, and also to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are those global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The Uninterruptible Power Supply (UPS) products we manufacture use kinetic energy to provide short-term power as a cleaner alternative to electro-chemical battery-based energy. We sell stand alone UPS products as well as complete continuous power solutions, including containerized version that we brand as PowerHouse. We sell our products globally through direct, manufacturer’s representatives, Original Equipment Manufacturer (OEM) channels and IT partners. Our current principal markets are Europe, Middle East and Africa (EMEA), Asia and North America.

We were founded as a Texas Corporation in 1992 and reincorporated in Delaware in 2000 prior to our initial public offering. Our headquarters are in Austin, Texas with international offices in the UK, Germany and Japan.

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

Revenue Recognition

In general, revenue is recognized when title has transferred as stipulated by the delivery terms in the sales contract. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (“multiple elements”). In these transactions, we allocate the total revenue among the elements based on vendor specific objective evidence (“VSOE”) of fair value as determined by the sales price of each element when sold separately.

We also offer various services to customers depending on the type of product the customer has purchased, which may include on-site services or installation and integration services. Such services are not essential to the functionality of the delivered product. Revenue for services is recognized at the time services are provided, or is deferred and recognized over the service period (where applicable). When products and services are contracted under a single non-cancellable arrangement, we allocate the total sales price to the multiple deliverables based on their relative fair values. The fair value of our equipment is based on our average historical selling prices, while the fair value of services is based upon the rates that we charge customers in separately negotiated transactions or based on the market price an independent third party would charge to provide these services. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (“multiple elements”). In these transactions, we allocate the total revenue among the elements based on vendor specific objective evidence (“VSOE”) of fair value as determined by the sales price of each element when sold separately. Revenue associated with the sale of extended warranties is deferred upon receipt and is recognized ratably over the contract period.

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

Investments in Marketable Securities

Investments in marketable securities consist of money-market funds, commercial paper and debt securities with readily determinable fair values. Active Power accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments. We classify investments in marketable securities as available-for-sale and all reclassifications made from unrealized gains/losses to realized gains/losses are determined based on the specific identification method. The carrying amount of investments in marketable securities approximated fair value at December 31, 2008 and we have no such investments at December 31, 2009.

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

$703

Effective October 1, 2008, we adopted an accounting standard, which defines fair value, establishes a framework for measuring fair value as well as expands on required disclosures regarding fair value measurements. This standard applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

Level 1—uses quoted prices in active markets for identical assets or liabilities we have the ability to access.

Level 2—uses observable inputs other than quoted prices in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3—uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment

Inputs are referred to as assumptions that market participants would use in pricing the asset or liability. The uses of inputs in the valuation process are categorized into a three-level fair value hierarchy.

Our Level 1 assets and liabilities consist of cash equivalents, which are primarily invested in money market funds. These assets are classified as Level 1 because they are valued using quoted prices and other relevant information generated by market transactions involving identical assets and liabilities.

The fair value of our cash equivalents, are primarily invested in money market funds, was determined using the following inputs as of December 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money Market funds	$3,094	$—	$—	$3,094

Total	$3,094	$—	$—	$3,094

Amounts included in:
Cash and cash equivalents	$3,094	$—	$—	$3,094
Short-term investments	—	—	—	—

Total	$3,094	$—	$—	$3,094

For cash and cash equivalents, marketable securities, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments. There are no available-for-sale investments as of December 31, 2009.

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, credit losses were minimal, primarily because the majority of our revenues were generated from large OEM customers, primarily Caterpillar, Inc. As we began integrating additional distribution channels into our business and selling more of our products directly to customers, our risk of credit losses has increased. We perform credit evaluations of new customers and often require deposits, prepayments or use of bank instruments such as trade letters of credit or documentary collection to mitigate our credit risk. Allowance for doubtful account balances are $353 and $413 as of December 31, 2009 and 2008, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at December 31, 2006	$1,356
Reduction of reserve	(19)
Recovery of amount previously reserved	(931)

Balance at December 31, 2007	$406
Additions charged to expense	272
Recovery of amount previously reserved	(221)
Write-off of uncollectible accounts	(44)

Balance at December 31, 2008	$413
Additions charged to expense	91
Write-off of uncollectible accounts	(151)

Balance at December 31, 2009	$353

During 2008 and 2007 we recovered equipment from customers that had not previously paid us for the equipment. At those times we reversed the outstanding receivables of $221 and $931, respectively, and the related allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market, using the first-in-first-out method, and consist of the following at December 31:

	2009	2008
Raw materials	$5,238	$5,750
Work in process and finished goods	3,701	3,353
Less inventory reserves	(2,310)	(2,414)

	$6,629	$6,689

Included in inventory at December 31, 2009 and 2008 is $0.1 million and $0.4 million, respectively, of inventory relating exclusively to our CoolAir family of products. This product was introduced in 2006. In December 2007 we recorded reserves of $1.8 million against our CoolAir inventory as a result of our lowered expectations of product demand and future product developments initiatives that potentially would result in excess quantities of inventory. These costs were included as a component of Cost of Product Revenue in our 2007 Consolidated Statement of Operations and Comprehensive Loss. In September 2008, we recorded an additional reserve of $1.5 million against the remaining CoolAir inventory as a result of our further diminished expectations of future product demand, potentially resulting in excess quantities of CoolAir inventory. Net of current product sales backlog and future spares and support requirements, the CoolAir inventory value was reduced to its salvageable value.

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

In the fourth quarter of 2007, as a result of recording reserves for potential excess inventory related to our CoolAir product family, we were required to test the related long-lived assets used for our CoolAir manufacturing for impairment. As a result of this assessment we recorded an impairment charge of $0.3 million related to CoolAir manufacturing assets. This was included as a component of Cost of Goods Sold in the accompanying 2007 Consolidated Statement of Operations and Comprehensive Loss.

Patent Application Costs

We have not capitalized patent application fees and related costs because of uncertainties regarding net realizable value of the technology represented by the existing patent applications and ultimate recoverability. All patent costs have been expensed through December 31, 2009.

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2009	2008
Compensation and benefits	$1,549	$2,210
Warranty liability	620	860
Property, income, state, sales and franchise tax	1,427	978
Professional fees	495	544
Other	866	833

	$4,957	$5,425

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. Occasionally we offer longer warranty periods to certain customers. The warranty period for products sold to our OEM customer, Caterpillar, is 12 months from the date of shipment to the end-user, or up to 36 months from shipment. This is dependent upon Caterpillar complying with our storage requirements for our products in order to preserve this warranty period beyond the standard 18-month limit. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is included in accrued expenses and long term liabilities on the accompanying consolidated balance sheet.

Changes in the Company’s warranty liability are as follows:

Balance at December 31, 2006	$734
Warranty expense	404
Warranty charges incurred	(319)

Balance at December 31, 2007	$819

Warranty expense	702
Warranty charges incurred	(573)

Balance at December 31, 2008	$948

Warranty expense	459
Warranty charges incurred	(744)

Balance at December 31, 2009	$663

Warrant liability included in accrued expenses	$620
Long term warranty liability	43

Balance at December 31, 2009	$663

Long term liabilities

Long term liabilities consist of the following at December 31:

	2009	2008
Deferred revenue	$225	$208
Technology licensing agreement	175	200
Warranty liability	43	88
Sublease deposits	25	25

	$468	$521

Stock-Based Compensation Expense

Total stock-based compensation expense relating to our stock plans in the twelve-month period ended December 31, 2009, 2008 and 2007 was $1.3 million and $1.7 million and $2.1 million, respectively, and included the following:

	Year Ended December 31,
	2009	2008	2007
Stock-based compensation expense by caption:
Cost of product revenue	$169	$275	$330
Cost of service and other revenue	46	36	54
Research and development	171	384	581
Selling and marketing	313	343	447
General and administrative	573	663	686

	$1,272	$1,701	$2,098

Stock-based compensation expense by type of award:
Stock options	$1,104	$1,523	$1,913
Restricted stock awards	168	178	185

	$1,272	$1,701	$2,098

Stock-based compensation expense of $5 and $7 and $12 was capitalized and remained in inventory at December 31, 2009 and 2008 respectively.

We account for our stock-based compensation using a fair-value based recognition method. Stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information that can change significantly over time. A small change in the estimates used can have a relatively large change in the estimated valuation.

We use the Black-Scholes option valuation model to value employee stock awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method.

Income Taxes

We account for income taxes using the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

As a result of our adoption of an accounting standard in January 2007, we recognize and measure benefits for uncertain tax positions which requires significant judgment from management. See Note 4 for further impact of this adoption. We evaluate our uncertain tax positions on a quarterly basis and base these evaluations upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results. At December 31, 2009, the Company had no material unrecognized tax benefits.

Segment Reporting

Active Power’s chief operating decision maker allocates resources and assesses the performance of its power management product development and sales activities as one segment.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, investments, accounts receivable and accounts payable. We believe all of these financial instruments are recorded at amounts that approximate their current market values.

Concentration of Credit Risk

Financial instruments which potentially subject Active Power to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Active Power’s cash and cash equivalents and investments are placed with high credit quality financial institutions and issuers. Active Power performs limited credit evaluations of its customers’ financial condition prior to entering into commercial transactions. We generally require letters of credit or prepayments from higher-risk customers as deemed necessary to ensure collection. Our allowance for doubtful accounts is estimated based on factors related to the credit risk of each customer. Individual receivables are written off after they have been deemed uncollectible. We also purchase several components from sole source or limited source suppliers.

Economic Dependence

We are significantly dependent on our relationship with Caterpillar, Inc. If this relationship is unsuccessful or discontinues, our business and revenue may suffer. The loss of or a significant reduction in orders from Caterpillar, or the failure to provide adequate service and support to the end-users of our products by Caterpillar, could significantly reduce our revenue. Our operating results in the foreseeable future will continue to depend on the sales made by a relatively small number of customers, including Caterpillar.

The following customers accounted for a significant percentage of Active Power’s total revenue during each of the years ended December 31:

	2009	2008	2007
Caterpillar	24%	40%	31%
European based IT Customer	—%	11%	13%
United States based IT Customer	8%	11%	—%
United States based IT Customer	12%	—%	—%

No other customer represented more than 10% of our revenues in any of the years reported. Caterpillar represented 6%, 30% and 51% of our outstanding accounts receivable at December 31, 2009, 2008 and 2007, respectively. One of our US based IT customers accounted for 37% and 45% of our outstanding accounts receivable at December 31, 2009 and 2008. One other US based IT customer accounted for 26% of our outstanding accounts receivable at December 31, 2009. No other customer represented more than 10% of our accounts receivable at December 31, 2009 and 2008.

Advertising Costs

We expense advertising costs as incurred. These expenses were approximately $33, $69 and $37 in 2009, 2008 and 2007, respectively.

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31:

	2009	2008	2007
Net loss	$(11,033)	$(13,442)	$(20,492)

Basic and diluted:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	63,854	60,124	53,905

Basic and diluted net loss per share	$(0.17)	$(0.22)	$(0.38)

The calculation of diluted loss per share excludes 5,639,442, 5,703,721 and 5,172,555 shares of common stock issuable upon exercise of employee stock options as of December 31, 2009, 2008 and 2007, respectively, and 116,345, 223,677 and 250,000 non-vested shares of common stock issuable upon exercise of restricted stock awards as of December 31, 2009, 2008 and 2007, respectively, because their inclusion in the calculation would be anti-dilutive.

Recent Accounting Pronouncements

In September 2009, the FASB updated FASB ASC 105, Generally Accepted Accounting Principles (FASB ASC 105). The update establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. This update is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the update on July 1, 2009, as required and concluded it did not have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (FASB ASC 605) that amended the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will change the application of the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the requirements of this update and have not yet determined the impact on our consolidated financial statements.

2. Property and Equipment

Property and equipment consists of the following at December 31:

	2009	2008
Equipment	$9,321	$9,689
Demonstration units	1,436	1,044
Computers and purchased software	3,076	2,924
Furniture and fixtures	355	353
Leasehold improvements	7,305	7,269
Construction in progress	44	128

	21,537	21,407
Accumulated depreciation	(18,634)	(16,915)

	$2,903	$4,492

3. Stockholders’ Equity

Preferred Stock

At December 31, 2009, Active Power had 10,420,000 shares of preferred stock authorized and no shares outstanding.

Common Stock

Common stock reserved for future issuance at December 31, 2009 consists of 9,948,096 shares of common stock reserved under our 2000 Stock Incentive Plan, of which 5,755,787 were subject to outstanding options and restricted shares and 4,092,309 were available for future grants of awards. Options are subject to terms and conditions as determined by our Board of Directors. We formerly had an employee stock purchase plan which was cancelled in February 2006.

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

In May 2009, we completed the private placement of 6,000,000 shares of our common stock at a price of $0.50 per share, for an aggregate offering price of $3 million before expenses, with certain qualified institutional investors. We paid approximately $67 in expenses, including commissions, in connection with this offering. We filed a registration statement with the Securities and Exchange Commission in August 2009 that was declared effective on October 28, 2009.

In November 2009, we filed a registration statement with the Securities and Exchange Commission, using a “shelf” registration process. Under this shelf process, we may, from time to time, sell any combination of the securities described in this prospectus in one or more offerings up to a total dollar amount of $25,000,000. This filing became effective December 21, 2009.

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

Stock Option Plan

Since its inception, we have authorized 15,651,478 shares of common stock for issuance under our 2000 Stock Incentive Plan. We grant options under these plans that vest over periods ranging from immediate to four years. The term of each option is no more than ten years from the date of grant. We have repurchase rights for any unvested shares purchased by optionees that allow us to repurchase such shares at cost.

A summary of common stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Life
			(in years)
Outstanding at December 31, 2006	5,418,765	$4.82
Granted	1,202,950	2.13
Exercised	(22,501)	1.20
Canceled	(1,426,659)	4.53

Outstanding at December 31, 2007	5,172,555	$4.30
Granted	1,243,958	1.58
Exercised	(15,000)	1.22
Canceled	(697,792)	4.83

Outstanding at December 31, 2008	5,703,721	$3.66
Granted	2,432,474	0.59
Exercised	(20,312)	0.56
Canceled	(2,476,441)	4.53

Outstanding at December 31, 2009	5,639,442	$1.97	7.16

Vested and expected to vest at December 31, 2009	4,680,737	$1.97	7.16

Exercisable at December 31, 2009	2,579,162	$3.21	6.03

The following is a summary of options outstanding and exercisable as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
		(in years)
$ 0.41 – $ 0.41	10,750	8.83	$0.41	2,687	$0.41
$ 0.48 – $0.48	1,420,500	9.10	0.48	7,220	0.48
$ 0.55 – $ 1.30	981,302	6.72	0.82	107,912	1.19
$ 1.36 – $ 1.88	1,204,084	7.75	1.65	610,586	1.66
$ 2.08 – $3.34	1,106,764	6.09	2.77	972,736	2.84
$ 3.51 – $22.45	916,042	5.11	4.97	878,021	4.99

	5,639,442	7.16	$1.97	2,579,162	$3.21

The weighted average grant date fair value of options granted during 2009, 2008 and 2007 was $0.59, $1.58 and $2.13, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options at the date of exercise) during the years ended December 31, 2009, 2008 and 2007, was $4, $17 and $12, respectively. During the year ended December 31, 2009, the amount of cash received from the exercise of options was $11.

As of December 31, 2009 there was $1.7 million of total unrecognized compensation cost, related to non-vested stock options, that is expected to be recognized over a weighted-average vesting period of 1.2 years.

Stock options exercisable but not subject to repurchase (vested) as of December 31, 2009, 2008 and 2007 were 2,579,162, 3,553,458 and 2,942,071, respectively. Unvested options outstanding at December 31, 2009, 2008 and 2007 were 3,060,280, 2,137,126 and 2,217,922, respectively.

During the year ended December 31, 2008, we issued 72,000 restricted shares to officers and employees of the Company. The restrictions will lapse as the shares vest over the next three years. We recorded stock compensation of $168, $178 and $185 related to restricted shares in 2009, 2008 and 2007, respectively. Unvested restricted shares outstanding at December 31, 2009, 2008 and 2007 were 116,345, 223,677 and 250,000, respectively. No restricted shares were granted in 2009.

During 2009 the Company agreed to exchange certain out-of-the-money stock options granted under the Company’s Stock Plan to eligible employees ( excluding all directors and officers) for a lesser number of new stock options pursuant to a Tender Offer process. Under this exchange offer, the Company accepted for exchange options to purchase an aggregate of 1,727,527 shares of the Company’s common stock. All of these surrendered options were cancelled, and immediately thereafter in exchange, the Company issued new options to purchase an aggregate of 627,974 shares of the Company’s common stock pursuant to the terms of the exchange offer.

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

	2009	2008	2007
Average expected life in years	6.43 years	6.30 years	6.25 years
Average expected volatility	73%	65%	64%
Weighted average risk-free interest rate	2.28%	2.72%	4.28%
Average expected forfeitures	16.5%	15.5%	12.5%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life. For purposes of this valuation model, no dividends have been assumed. Our options have no vesting restrictions and are fully transferable.

4. Income Taxes

The components of the provision (benefit) for income taxes attributable to continuing operations are as follows:

	2009	2008
Current:
Federal	$(89)	$—
State	4	—
Foreign	41	—

Total current	(44)	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—

Total deferred	—	—

	$(44)	$—

As of December 31, 2009, the Company had federal net operating loss carryforwards of approximately $211.0 million and research and development credit carryforwards of approximately $3.1 million. The net operating loss and credit carryforwards will expire beginning in 2010, if not utilized. Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Current deferred tax assets
Reserves and allowances	1,586	1,769
Deferred revenue	160	164
Prepaid expenses	—	5
Valuation allowance for current deferred tax assets	(1,743)	(1,936)

Net current deferred tax assets	3	2

Noncurrent deferred tax assets
Acquired technology	1,175	1,260
Capital expenses	2,061	1,647
Stock compensation	875	775
Net operating loss and tax credit carryforwards	79,024	76,421
Valuation allowance for noncurrent deferred tax assets	(83,012)	(79,979)

Net noncurrent deferred tax assets	123	124

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	(126)	(126)

Total current deferred tax liabilities	(126)	(126)

Noncurrent deferred tax liabilities
Unrealized gains/losses	—	—

Total noncurrent deferred tax liabilities	—	—
Net current deferred tax asset (liability)	(126)	(124)

Net noncurrent deferred tax asset (liability)	126	124

Net deferred taxes	—	—

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. The valuation allowance increased by approximately $2.9 million during 2009. Approximately $6.2 million of the total valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before taxes due to the following:

	Year Ended December 31,
	2009	2008	2007
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(0.9)	(0.4)	(0.7)
R&D credits	(0.7)	4.7	(0.4)
Change in Texas tax law	—	5.2	(10.0)
Stock compensation	2.8	4.7	3.3
Effect of foreign operations	3.6	2.9
Permanent items and other	2.6	3.8	0.8
Change in valuation allowance	26.2	13.1	41.0

	(0.4)%	0%	0%

The Company adopted the accounting standard related to uncertain tax positions on January 1, 2007. The Company recognized no material adjustment in the liability for unrecognized income tax benefits. The reconciliation of the Company’s unrecognized tax benefits at the beginning and end of the year is as follows:

Balance at January 1, 2009	$734
Additions based on tax positions related to the current year	$149
Additions for tax positions of prior years	$66
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2009	$949

Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate. The Company’s assessment of its unrecognized tax benefits is subject to change as a function of the Company’s financial statement audit.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

5. Commitments

We lease our office and manufacturing and engineering facilities and our foreign sales offices under operating lease agreements. These facilities’ leases are non-cancelable and obligate us to pay taxes and maintenance costs. Our corporate headquarters facility is a 127,000 square foot building that we lease pursuant to a lease agreement that expires in December 2011. Our administrative, information systems, manufacturing, sales and service groups currently utilize 96,000 square feet of this facility. We sublease the remaining 31,000 square feet of our corporate headquarters facility pursuant to sublease agreements that we entered into during 2007. The sublease agreements have options to extend through December 2011. Rent expense was offset by $319, $304 and $155 in 2009, 2008 and 2007, respectively, for cash received pursuant to these sublease agreements. Our administration, marketing and engineering facility of approximately 19,600 square feet is leased pursuant to a lease agreement that expires in March 2012.

In addition, we lease certain equipment such as copiers and phone systems under non-cancelable leases. Net rent expense was $1.1 million, $1.1 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum payments and receipts under these leases at December 31, 2009 are as follows:

	Rental payments	Sub-lease Income	Net
2010	$1,338	$(323)	$1,015
2011	934	(323)	611
2012	139	—	139
2013	69	—	69
2014	71	—	71
2015 and thereafter	203	—	203

Total future minimum lease payments	$2,754	$(646)	$2,108

We enter into certain commitments to purchase inventory and other items in the course of normal operations. At December 31, 2009, the total of these commitments is $3,605, of which $3,430 will mature in 2009 and $25 will mature in each subsequent year through 2017.

We have entered into Severance Benefits Agreements with our Chief Executive Officer and our Chief Financial Officer and Change of Control Severance Agreements with each of our other executive officers. These agreements generally provide that, if within 12 months following a change in control the executive officer’s employment is terminated for reasons other than for cause (as defined in the agreement) or by the executive for good reason, including a significant reduction in the role and/or responsibility of the executive within 12 months of the change in corporate control, then all outstanding stock options held by the executive would vest as of the date of the termination. Our Severance Benefits Agreements with our Chief Executive Officer and Chief Financial Officer contain the acceleration provision described above as well as certain additional benefits that are not contingent upon a change of control of the Company. In the case of our Chief Executive Officer, in the event of termination by the Company for reasons other than for cause or by him for good reason, he would be entitled to a severance payment equal to twelve months of salary and be entitled to receive health benefits for twelve additional months after termination. In the case of our Chief Financial Officer, in the event of a termination by the Company for reasons other than for cause or by him for good reason, he would be entitled to a severance payment equivalent to nine months of salary and be entitled to receive health benefits for nine additional months after termination.

6. Employee Benefit Plan

We maintain a 401(k) Plan that covers substantially all full-time employees. Company contributions to the plan are determined at the discretion of the Board of Directors and vest ratably over five years of service starting after the first year of employment. We did not contribute to this plan in 2009, 2008 or 2007.

7. Geographic Information

Revenues for the year ended December 31 were as follows:

	2009	2008	2007
United States	$27,940	$26,107	$18,425
EMEA	9,181	12,038	12,272
Asia Pacific	2,423	3,834	1,791
Latin America	767	1,006	1,113

Total	$40,311	$42,985	$33,601

Revenues from foreign countries above represent shipments to customers located in thirty-three countries during 2009. Substantially all of our property, plant and equipment is located in the United States.

8. Guarantees

In certain geographical regions, particularly Europe and Africa, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our warranty obligations. We secure these guarantees with standby letters of credit through our bank. At December 31, 2009, 2008 and 2007 we had $48, $491 and $307, respectively, of performance guarantees outstanding to customers that were secured with letters of credit.

9. Revolving Credit Facility

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

The Loan Agreement requires us to maintain a minimum liquidity ratio of unrestricted cash to the outstanding amounts under the Loan Agreement of at least 1.35 to 1. In addition, the Loan Agreement contains customary affirmative covenants, including covenants that require, among other things, the delivery of financial statements, compliance with laws, the maintenance of insurance and the protection and registration of intellectual property rights. Further, the Loan Agreement contains customary negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, change our business, change our CEO or CFO, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, make distributions, repurchase stock, and enter into certain transactions with our affiliates, in each case subject to customary exceptions for a credit facility of this size and type. We were in compliance with all loan covenants at December 31, 2009.

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

During the year ended December 31, 2009 and 2008 we borrowed $.6 million and $2.0 million, respectively, under this credit facility and these borrowings remained outstanding at December 31, 2009. Based on the borrowing base formula, we had an additional $1.1 million available for use at December 31, 2009 under this credit facility. There were no amounts outstanding under this facility at December 31, 2007.

10. Subsequent Events

In February 2010, we completed the sale of 13,229,500 share of our Common Stock in a firm-commitment underwritten offering to certain qualified institutional investors at a price of $0.75 per share, resulting in proceeds, net of fees and expenses, of approximately $9.0 million. These shares were registered under the Company’s previously filed shelf registration statement. The proceeds from this offering will be used for working capital requirements and general corporate purposes.

11. Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present selected unaudited consolidated statement of operations information for each of the quarters in the years ended December 31, 2009 and 2008 (in thousands, except per share data):

	For the Quarter Ended
Year Ended December 31, 2009	December 31	September 30	June 30	March 31
Selected consolidated statement of operations information:
Total revenue	$14,004	$8,534	$6,630	$11,143
Total cost of goods sold	11,393	6,652	5,155	7,881
Gross profit	2,611	1,882	1,475	3,262
Operating expenses	4,860	4,868	4,895	5,570
Operating loss	(2,249)	(2,986)	(3,420)	(2,308)
Net loss	(2,240)	(2,960)	(3,466)	(2,367)
Basic and diluted loss per share	$(0.03)	$(0.04)	$(0.06)	$(0.04)

Selected consolidated balance sheet information:
Current assets	26,065	24,072	26,361	25,021
Total assets	29,344	27,652	30,140	29,529
Current liabilities	14,384	11,196	10,667	10,296
Working capital	11,681	12,876	15,694	14,725
Long term obligations	468	567	578	480
Stockholders’ equity	14,492	15,889	18,895	18,753

	For the Quarter Ended
Year Ended December 31, 2008	December 31	September 30	June 30	March 31
Selected consolidated statement of operations information:
Total revenue	$16,211	$12,448	$6,788	$7,538
Total cost of goods sold	11,071	11,325	5,846	6,755
Gross profit	5,140	1,123	942	783
Operating expenses	5,686	5,309	5,545	5,534
Operating loss	(546)	(4,186)	(4,603)	(4,751)
Net loss	(431)	(4,115)	(4,427)	(4,469)
Basic and diluted loss per share	$(0.01)	$(0.07)	$(0.07)	$(0.07)

Selected consolidated balance sheet information:
Current assets	27,780	29,076	28,158	30,336
Total assets	32,671	35,218	35,029	37,419
Current liabilities	11,329	13,018	8,969	7,542
Working capital	16,451	16,058	19,189	22,794
Long term obligations	521	922	614	613
Stockholders’ equity	20,821	21,278	25,446	29,264