Form 10-Q
period 2010-03-31
ACTIVE POWER INC
filed 2010-04-27
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of common stock, par value of $0.001 per share, outstanding at April 26, 2010 was 79,710,373.

ACTIVE POWER, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Active Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$17,560	$7,489
Accounts receivable, net of allowance for doubtful accounts of $314 and $353 at March 31, 2010 and December 31, 2009, respectively	6,608	11,529
Inventories	6,597	6,629
Prepaid expenses and other	427	418

Total current assets	31,192	26,065
Property and equipment, net	2,471	2,903
Deposits and other	366	376

Total assets	$34,029	$29,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,441	$5,155
Accrued expenses	5,208	4,957
Deferred revenue	2,212	1,713
Revolving line of credit	2,559	2,559

Total current liabilities	12,420	14,384
Long-term liabilities	691	468
Stockholders’ equity:
Common stock	80	66
Treasury stock	(103)	(73)
Additional paid-in capital	273,746	264,554
Accumulated deficit	(252,465)	(249,876)
Other accumulated comprehensive loss	(340)	(179)

Total stockholders’ equity	20,918	14,492

Total liabilities and stockholders’ equity	$34,029	$29,344

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Product revenue	$9,386	$9,709
Service and other revenue	1,731	1,434

Total revenue	11,117	11,143

Cost of goods sold:
Cost of product revenue	6,865	6,901
Cost of service and other revenue	1,401	980

Total cost of goods sold	8,266	7,881

Gross profit	2,851	3,262

Operating expenses:
Research and development	835	1,101
Selling and marketing	3,258	3,330
General and administrative	1,317	1,139

Total operating expenses	5,410	5,570

Operating loss	(2,559)	(2,308)

Interest expense, net	(26)	(10)
Other expense, net	(4)	(49)

Net loss	$(2,589)	$(2,367)

Net loss per share, basic & diluted	$(0.04)	$(0.04)

Shares used in computing net loss per share, basic & diluted	71,525	60,124

Comprehensive loss:
Net loss	$(2,589)	$(2,367)
Translation loss on subsidiaries in foreign currencies	(161)	(18)
Change in unrealized gain on investments in marketable securities	—	2

Comprehensive loss	$(2,750)	$(2,383)

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(2,589)	$(2,367)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	505	471
Change in allowance for doubtful accounts	(39)	3
Accretion of premium/discount on investments	—	(2)
Loss on disposal of fixed assets	21	14
Stock-based compensation	169	317
Changes in operating assets and liabilities:
Accounts receivable	4,961	1,366
Inventories	32	828
Prepaid expenses and other assets	1	(77)
Accounts payable	(2,713)	160
Accrued expenses	251	(1,137)
Deferred revenue	499	(56)
Long-term liabilities	222	(41)

Net cash provided by (used in) operating activities	1,320	(521)

Investing activities
Sales/maturities of marketable securities	—	300
Purchases of property and equipment	(95)	(127)

Net cash (used in) provided by investing activities	(95)	173

Financing activities
Proceeds from private placement of common stock	9,922	—
Issuance costs of private placement	(886)	—
Proceeds from employee stock purchases	1	—
Purchases of treasury stock	(30)	—

Net cash provided by financing activities	9,007	—

Translation loss on subsidiaries in foreign currencies	(161)	(9)

Change in cash and cash equivalents	10,071	(357)
Cash and cash equivalents, beginning of period	7,489	10,468

Cash and cash equivalents, end of period	$17,560	$10,111

See accompanying notes.

Active Power, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited)

1.	Significant Accounting Policies

Basis of presentation

Active Power, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “Active Power” or the “Company”) manufacture and provide critical power quality solutions that provide business continuity and protect customers in the event of an electrical power disturbance. Our products are designed to deliver continuous clean power, protecting customers from voltage fluctuations, such as surges and sags, and frequency fluctuations, and also to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are those global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The Uninterruptible Power Supply (UPS) products we manufacture use kinetic energy to provide short-term power as a cleaner alternative to electro-chemical battery-based energy. We sell stand alone UPS products as well as complete continuous power solutions, including a containerized version that we brand as PowerHouse. We sell our products globally through direct, manufacturer’s representatives, Original Equipment Manufacturer (OEM) and IT partner channels. Our current principal markets are Europe, Middle East and Africa (EMEA), Asia and North America.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recently issued accounting standards

On January 1, 2010, we adopted amendments to authoritative literature that modifies the revenue recognition guidance for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable in the arrangement based on relative selling price of the elements. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. The authoritative literature permits prospective or retrospective adoption, and we elected prospective adoption. Other than the increased disclosure requirements of adoption of this policy, the adoption of these amendments did not change our units of accounting, allocation of arrangement consideration, or pattern or timing of revenue recognition. It also did not have a significant impact on our financial position, results of operations, or cash flows for the three months ended March 31, 2010, nor do we anticipate a significant impact for the year ended December 31, 2010. See Note 2 for additional discussion of the Company’s revenue recognition policy.

2.	Supplemental Balance Sheet Information

Receivables

Accounts receivable consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Trade receivables	$6922	$11,882
Allowance for doubtful accounts	(314)	(353)

	$6,608	$11,529

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$4,612	$5,238
Work in process and finished goods	4,253	3,701
Allowances for obsolescence	(2,268)	(2,310)

	$6,597	$6,629

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Equipment	$9,348	$9,321
Demonstration units	1,414	1,436
Computers and purchased software	3,138	3,076
Furniture and fixtures	355	355
Leasehold improvements	7,305	7,305
Construction in progress	44	44

	21,604	21,537

Accumulated depreciation	(19,133)	(18,634)

	$2,471	$2,903

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Compensation and benefits	$1,847	$1,549
Warranty liability	589	620
Property, income, state, sales and franchise tax	1,403	1,427
Professional fees	732	495
Other	637	866

	$5,208	$4,957

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

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2009	$663
Warranty expense	84
Warranty charges incurred	(112)

Balance at March 31, 2010	$635

Warranty liability included in accrued expenses	$589
Long term warranty liability	46

Balance at March 31, 2010	$635

Revenue Recognition

We recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue-generating transactions generally fall into one of the following categories of revenue recognition:

•

We recognize product revenue at the time of shipment for substantially all products sold directly to customers and through distributors because title and risk of loss pass on delivery to the common carrier. Our customers and distributors do not have the right to return products. If title and risk of loss pass at some other point in time, we recognize such revenue for our customers when the product is delivered to the customer and title and risk of loss has passed.

•	We recognize installation and service and maintenance revenue at the time the service is performed.

•

We recognize revenue associated with extended maintenance agreements (“EMAs”) over the life of the contracts using the straight-line method, which approximates the expected timing in which applicable services are performed. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

•

We recognize revenue on certain rental programs over the life of the rental agreement using the straight-line method. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

•	Shipping costs reimbursed by the customer are included in revenue.

Multiple element arrangements (“MEAs”). Arrangements to sell products to customers frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of our CleanSource UPS or PowerHouse products, combined with one or more of the following products: design services, project management, commissioning and installation services, spare parts or consumables, and extended maintenance agreements (EMA’s). Delivery of the various products or performance of services within the arrangement may or may not coincide. Certain services related to design and consulting may occur prior to delivery of product and commissioning and installation typically take place within 6 months of product delivery, depending upon customer requirements. EMAs, consumables, and repair, maintenance or consulting services generally are delivered over a period of one to five years. In certain arrangements revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of future products and services.

When arrangements outside of the scope of software revenue recognition guidance include multiple elements, we allocate revenue to each element based on the relative selling price and recognize revenue when the elements have standalone value and the four criteria for revenue recognition have been met for each element. We establish the selling price of each element based on Vendor Specific Objective Evidence (VSOE) if available, Third Party Evidence (TPE) if VSOE is not available, or Best Estimate of Selling Price if neither VSOE nor TPE is available. We generally determine selling price based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements. When arrangements include an EMA, we recognize revenue related to the EMA at the stated contractual price on a straight-line basis over the life of the agreement.

Any taxes imposed by governmental authorities on our revenue-producing transactions with customers are shown in our consolidated statement of operations on a net-basis; that is excluded from our reported revenues.

3.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Net loss	$(2,589)	$(2,367)

Basic and diluted:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	71,525	60,124

Basic and diluted net loss per share	$(0.04)	$(0.04)

The calculation of diluted loss per share excludes 7,108,158 and 6,977,917 shares of common stock issuable upon exercise of employee stock options as of March 31, 2010 and 2009, respectively, and 19,001 and 123,013 non-vested shares of common stock issuable upon exercise of restricted stock awards as of March 31, 2010 and 2009, respectively, because their inclusion in the calculation would be anti-dilutive. As of March 31, 2010 and 2009, there was no common stock subject to repurchase.

4.	Fair Value of Financial Instruments

Investments in marketable securities currently consist of money-market funds, although at times we do invest in commercial paper and debt securities with readily determinable fair values. Active Power accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments. We classify investments in marketable securities as available-for-sale and all reclassifications made from unrealized gains/losses to realized gains/losses are determined based on the specific identification method. We had no such short-term investments at March 31, 2010 or at December 31, 2009.

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

We have established a framework for measuring fair value as well as guidelines for required disclosures regarding fair value measurements.

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

Level 3—uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment.

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

The fair value of our cash equivalents was determined using the following inputs as of March 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money Market funds	$3,094	$—	$—	$3,094
Corporate Notes	—	—	—	—

Total	$3,094	$—	$—	$3,094

Amounts included in:
Cash and cash equivalents	$3,094	$—	$—	$3,094
Short-term investments	—	—	—	—

Total	$3,094	$—	$—	$3,094

For cash and cash equivalents, marketable securities, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments. There are no available-for-sale investments as of March 31, 2010.

5.	Guarantees

In certain geographical regions, particularly Europe and Africa, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our warranty obligations. We secure these guarantees with standby letters of credit through our bank. At both March 31, 2010, and December 31, 2009, we had $48 of performance guarantees outstanding to customers that were secured with letters of credit.

6.	Stockholders’ Equity

In February 2010 we sold approximately 13.25 million shares of common stock at a purchase price of $0.75 per share, for proceeds, net of fees and expenses, of approximately $9 million, in a firm-commitment underwritten offering made under a shelf registration statement that we had filed with the Securities and Exchange Commission and that had been declared effective in December 2009. The proceeds from this offering were designed to strengthen our balance sheet and will be used by us to help fund our working capital requirements during 2010 and for general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2009 included in our 2009 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward- looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2009 Annual Report on Form 10-K and in Part II, Item 1A of this Form 10-Q for a discussion of items that may affect our future results.

Overview

Active Power is a manufacturer and provider of efficient, reliable and green continuous power solutions incorporating uninterruptible power supply (UPS) systems that ensure business continuity for enterprises in the event of power disturbances. Our products and solutions are designed to deliver continuous clean power, protecting customers from voltage fluctuations, such as surges and sags, and frequency fluctuations and to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The UPS products we manufacture use kinetic energy to provide short-term power as a cleaner alternative to electro-chemical battery-based energy. These products are highly reliable, are energy and space efficient and significantly reduce client electricity expenses.

As of March 31, 2010, we have shipped more than 2,500 flywheels in UPS system installations, delivering more than 625 megawatts of power to customers in 44 countries around the world. We are headquartered in Austin, Texas, with international offices in the United Kingdom, Germany and Japan.

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

Our containerized continuous power systems, which incorporate our UPS products with switchgear and a generator to provide complete short- and long-term protection in the event of a power disturbance, are marketed under the brand name PowerHouseTM . PowerHouse can be deployed in either a 20-foot or 40-foot-long ISO container depending upon the customer’s power load requirements. These systems are specifically designed to handle the demands of high-tech facilities requiring the highest power integrity available while maximizing up time, useable floor space and operational efficiency. Designed to offer a highly flexible architecture to a customer’s constantly changing environment, our systems are offered in four standard modular power configurations, enabling sizing for infrastructure on demand. These systems are highly differentiated as they offer flexibility in placement, space savings, fast deployment time after receipt of order, high energy efficiency, and prompt capital deployment to meet current demands. They also deliver significant value to customers as the entire system is integrated and tested prior to delivery for a repeatable simple solution.

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

Results of Operations

($ in thousands)	Three months ended March 31,				Variance 2010 vs. 2009
	2010	% of total revenue	2009	% of total revenue	$	%
Product revenue	$9,386	84%	$9,709	87%	$(323)	(3)%
Service and other revenue	1,731	16%	1,434	13%	297	21%

Total revenue	11,117	100%	11,143	100%	(26)	—

Cost of product revenue	6,865	62%	6,901	62%	(36)	(1)%
Cost of service and other revenue	1,401	13%	980	9%	421	43%

Total cost of revenue	8,266	74%	7,881	71%	385	5%

Gross profit	2,851	26%	3,262	29%	(411)	(13)%
Operating expenses:
Research and development	835	8%	1,101	10%	(266)	(24)%
Selling and marketing	3,258	29%	3,330	30%	(72)	(2)%
General and administrative	1,317	12%	1,139	10%	178	16%

Total operating expenses	5,410	49%	5,570	50%	(160)	(3)%

Operating loss	(2,559)	(23)%	(2,308)	(21)%	(251)	11%
Interest income (expense)	(26)	—	(10)	—	(16)	160%
Other income (expense)	(4)	—	(49)	—	45	(92)%

Net loss	$(2,589)	(23)%	$(2,367)	(21)%	$(222)	9%

Product revenue. Product revenue primarily consists of sales of our CleanSource power quality products, comprised of both UPS and DC product lines, and sales of Continuous Power Systems (CPS) which are comprised of our UPS systems and some combination of third party ancillary equipment, such as engine generators and switchgear. The CPS products may be sold in a containerized solution that we call PowerHouse, or as separate equipment. Product revenue also includes sales of our CoolAir DC product.

Product revenue declined slightly by 3% compared to the first quarter of 2009. However, revenue fluctuated significantly among the various power sizes of our CleanSource products. We saw a $2.1 million increase in our 250-900 kVA CleanSource product line, a decrease of $711,000 in sales of our smaller 130-150kVA products and a decrease of $2.9 million in our megawatt class UPS products, compared to the first quarter of 2009. This net decrease in flywheel sales was offset in part by revenue attributable to our PowerHouse business of $1.0 million during the first quarter of 2010. This change in product mix is driven by the particular customer orders at any point in time and can vary based upon customer load and space requirements. The PowerHouse revenue was a new product and revenue source for us in 2009 and so we did not have any such revenues in the first quarter of 2009. We also had higher revenues of third party equipment that is ancillary to our UPS products that we provide for our customers and channel partners.

Product revenue declined 14% compared to the fourth quarter of 2009. This compares to a 29% decrease in product revenue in the first quarter of 2009, as compared to the fourth quarter of 2008. The UPS industry typically has a seasonal decline in revenue during the first calendar quarter of each year. Our business has traditionally experienced this downturn as well.

Product sales from our OEM channels decreased by 44%, or $2.0 million, compared to the first quarter of 2009. Some of this decrease is attributable to the timing of larger orders from our OEM partner for its customers. We believe that the OEM channel was negatively influenced by external economic conditions during 2009 that caused its customers to delay product purchase decisions due to uncertainty or lack of liquidity. Sales of our UPS products are also a much smaller part of our OEM partner’s total business and subject to more volatility in quarterly sales, particularly during difficult economic periods as the OEM focuses on its core business. We do believe that sales from this channel will recover in 2010, and the revenues this quarter actually increased by 137% from the levels we experienced in the fourth quarter of 2009. This included a substantial increase in orders for Caterpillar, an OEM partner, in Europe where traditionally we have not received many orders. Sales to Caterpillar represented 27% of our product revenue for the three-month period ended March 31, 2010, as compared to 43% of our product revenue in the comparable period of 2009. Caterpillar remains our largest single customer as well as our largest OEM customer.

During the three-month period ended March 31, 2010, we sold 95 flywheel product units, a 10% increase over the 86 units that we sold in the fourth quarter of 2009, and a 20% decrease from the 119 units we sold in the first quarter of 2009. The average sales price per flywheel for the first quarter of 2010 was approximately $85,000 per flywheel, which compared to an average selling price of $80,000 in the first quarter of 2009 and $90,000 in the fourth quarter of 2009.

Our continuous power system and our PowerHouse contracts tend to be larger in value and this will contribute to more volatility on a quarterly basis. For the three months ended March 31, 2010, we did not deliver any large PowerHouse orders, but did complete installation and services for such systems sold in the previous quarter. We are also in the midst of construction of a number of PowerHouse orders which we anticipate to recognize as revenue during the second quarter of 2010, especially in Europe. PowerHouse contracts also significantly affect our cash flows as we have significantly larger receivables per customer order. While this concentration does increase liquidity risk for us, we continue to improve and refine the payment terms of these sales opportunities as part of our working capital management. As our solutions business grows, the composition of our sales will likely change and fluctuate on a quarterly basis. We have experienced an increase in third party systems and components that are being packaged and resold to our customers, that we believe will continue to help increase our revenue. Even though margins on sales of third party equipment are less than what we generate on our own manufactured goods, it does become an important catalyst for professional services and maintenance revenues, which can generate additional margins. Therefore, a significant increase in product revenues that was caused by higher sales of ancillary products may not result in a commensurate percentage increase in our gross or operating profit levels. Further, the frequency and timing of our larger system sales, including megawatt-class UPS products and our CPS, including PowerHouse, is more volatile and can result in material changes in period-to-period revenue. Such revenues also can occur in periods other than when originally anticipated, which can add to the potential volatility and affect our ability to meet forecasted targets.

North America sales were 61% of our total revenue for the three-month period ended March 31, 2010, compared to 76% for the same period in 2009 and 78% in the three-month period ended December 31, 2009.

Since 2005, we have expanded our direct sales capabilities so that we now sell products directly to customers in Asia and Western Europe. We have also added a network of international distributors in other territories to sell products for us. In these markets, customers are more likely to purchase a total solution rather than a stand alone UPS system. This usually results in a longer selling cycle and makes quarterly results more volatile and dependent upon a smaller number of transactions. Thus the amount of revenue from our international markets can fluctuate significantly on a quarterly basis. Sales of Active Power branded products through our direct and manufacturer’s representative channels were 63% of our total revenue for the three-month period ended March 31, 2010, compared to 57% for the same period of 2009, and 61% of our total revenue for the three-month period ended December 31, 2009. As direct sales typically have higher profit margins than sales through our OEM channels, we will continue to focus on our direct sales channel to increase revenue and improve profit margins and to decrease our dependency upon our OEM channel. We believe sales of our Active Power branded products in markets that were not covered by our OEMs will continue to increase over time and will continue to become a larger percentage of our total revenue. We believe that our direct sales volumes have not been impacted as much by external factors compared to our OEM channels. This is highlighted by the fact that our direct sales increased by 11% in total for the three-month period ended March 31, 2010 compared to the first quarter of 2009, which compared to a 39% decrease for our OEM channel revenue over the same periods. We continue to expand the sales territories where we sell our Active Power branded products as we increase our sales distribution capabilities, particularly in Europe and Asia. In 2009 we also increased the size of our sales and service organization in the U.K. and Germany. We anticipate higher revenues from both Europe and Asia in 2010 as a result of this expansion of our sales, service and marketing capabilities.

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

Service and other revenue increased by 21% for the three-month period ended March 31, 2010, compared to the same quarter of 2009. This increase is primarily due to higher levels of service and contract work from direct product sales made in prior quarters. For some of these customers we provide a full power solution, including site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user. Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers. We anticipate that service and other revenue will continue to grow with product revenue and as our installed base of product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products, ancillary equipment that is sourced from external suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, depreciation of our manufacturing property and equipment, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total product revenue was 73% in the three-month periods ended March 31, 2010, as compared to 71% for the comparable period of 2009. This increase is due to increased sales of system and ancillary equipment which have a higher cost of revenue as a percentage of total product revenue as compared to UPS product sales. We continue to operate a manufacturing facility that has a capacity significantly greater than our current product revenue levels. A large portion of the costs involved in operating this manufacturing facility are fixed in nature and we incur approximately $300,000 to $700,000 in unabsorbed overhead each quarter. We continue to work on reducing our product costs through design enhancements and modifications, and vendor management programs. The accomplishment of material gross-margin levels is heavily dependent upon our sales channel mix and the effectiveness of our product pricing to our customers as well as the volume of flywheels manufactured. Our ability to improve product gross margin will depend on multiple factors, including our ability to continue to reduce material costs, improve our sales channel mix in favor of direct sales versus OEM, increase product prices, and increase our total revenues to a level that will allow us to improve the utilization of our manufacturing operations.

Items that could impact our ability to further improve our gross margin include sales product volume and mix, pricing discounts and customer incentives, currency fluctuations, and variations in our product cost and productivity.

Cost of service and other revenue. Cost of service and other revenue includes the cost of component parts that we use in service or sell as spare parts, as well as labor and overhead costs of our service organization, including travel and related costs incurred in fulfilling our service obligations to our customers. The cost of service and other revenue increased to 81% of service and other revenue in the three-month period ended March 31, 2010, compared to 68% in the same period of 2009. This increase reflects the higher absolute cost of our service organization as we have expanded our staffing to provide broader service coverage in the US, Asia and Europe. A large portion of the costs involved in operating our service organization are fixed in nature and we incur approximately $300,000 to $500,000 in unabsorbed overhead each quarter. We continue to work on reducing our service overhead through better utilization of our service employees and cost control measures.

Research and development. Research and development expense primarily consists of compensation and related costs for employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Overall our research and development expenses were $266,000, or 24%, lower in the first quarter of 2010 compared to the first quarter of 2009 and $81,000 or 9% lower than the fourth quarter of 2009. Our research and development efforts in 2009 were largely focused on new configurations of our existing flywheel technology under development, as well as enhancements to our megawatt-class UPS products and refinement and standardization of our containerized product solutions. The decrease in spending compared to 2009 reflects lower project related development costs this year. The prior year expenses included higher prototype and development costs for paralleling our megawatt-class UPS products. We believe research and development expenses in the second quarter will remain at similar levels to those recorded in the first quarter.

Selling and marketing. Selling and marketing expense primarily consists of compensation, including variable sales compensation, and related costs, for sales and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs and the cost of our foreign sales operations. Selling and marketing costs were $72,000, or 2%, lower in the first quarter of 2010 compared to the amount recorded in the first quarter of 2009 and increased $389,000, or 14%, from the fourth quarter of 2009. The decrease from the same period in 2009 largely reflects the impact of spending controls and lower variable selling expenses on lower sales levels. The increase from the immediately preceding quarter reflects increased headcount as we concentrate on developing and improving the Active Power brand, and expanding our sales organization to support our direct selling and channel sales activities, as well as increased spending on marketing activities such as tradeshows, which is traditionally heaviest in the first calendar quarter of each year. We believe that sales and marketing expenses will decline slightly in the second quarter of 2010 compared to those recorded in the first quarter of 2010, except for changes in variable selling expenses, based on fluctuations in total revenue.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including sales, property and franchise taxes. General and administrative expenses for the first quarter of 2010 increased $178,000, or 16%, compared to the same period in 2009 and increased $242,000, or 23%, as compared to the immediately preceding quarter. The increase primarily reflects higher professional and consulting services fees.

Interest expense. Net interest expense has increased from $10,000 in the three-month period ended March 31, 2009 to $26,000 in the three-month period ended March 31, 2010. This increase is due to the decline in interest rates during 2009 that lowered our investment returns, and interest expense paid on balances outstanding under our revolving credit arrangement. Our average cash and investments balance over the three-month period ending March 31, 2010 has increased by approximately $1.7 million, or 16%, compared to the average balance over the comparable period ending March 31, 2009.

Other income (expense). Other income (expense) in the first quarter of 2010 and 2009 reflects foreign exchange gains (losses) on a bank account held in foreign currency.

Liquidity and Capital Resources

Our primary sources of liquidity at March 31, 2010 are our cash and investments on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect that we have adequate capital resources in order to continue operating our business for at least the next 12 months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2010 or significantly affect our level of liquidity.

In February 2010 we sold approximately 13.25 million shares of common stock at a purchase price of $0.75 per share, for proceeds, net of fees and expenses, of approximately $9 million, in a firm-commitment underwritten offering made under a shelf registration statement that we had filed with the Securities and Exchange Commission and that had been declared effective in December 2009. The proceeds from this offering were designed to strengthen our balance sheet and will be used by us to help fund our working capital requirements during 2010 and for general corporate purposes.

We recorded positive cash flows from operations during the first quarter of 2010 of $1.3 million. This was the first time we have generated positive operating cash flows. This, combined with the equity offering completed in February 2010, resulted in our total cash and investments increasing by $10.1 million during the first quarter to $17.6 million at March 31, 2010, compared to the $7.5 million we had on hand at December 31, 2009.

In October 2008, we entered into a modified Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a secured revolving line of credit in an amount of up to $6 million subject to a borrowing base formula. Three million dollars of this credit facility is secured under a U.S. government guaranteed export-import credit facility that would add a U.S. government guarantee to the payments for these foreign shipments and make more of our foreign shipments eligible as security for the credit facility. This guarantee applies to export-import sales of the parent company and does not apply to sales made by our foreign subsidiaries. The remaining $3 million of this credit facility does not have this guarantee and is secured by a first priority lien on substantially all of our assets. Prior to this modification to add the export-import facility, export revenues were not eligible to be included as part of the borrowing base, which limited our ability to utilize the revolving credit facility. All amounts borrowed under this credit facility are subject to a borrowing base formula based on eligible receivables and inventory. During the years ended December 31, 2009 and 2008 we borrowed $0.6 million and $2.0 million, respectively, under this credit facility and these borrowings remained outstanding at March 31, 2010. There were no borrowings or repayments under this credit facility in the three-month period ended March31, 2010. Based on the borrowing base formula, we had an additional $0.6 million available for use at March 31, 2010 under this credit facility.

The Loan Agreement requires us to maintain a minimum liquidity ratio of unrestricted cash to the outstanding amounts under the Loan Agreement of at least 1.35 to 1. In addition, the Loan Agreement contains customary affirmative covenants, including covenants that require, among other things, the delivery of financial statements, compliance with laws, the maintenance of insurance and the protection and registration of intellectual property rights. Further, the Loan Agreement contains customary negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, change our business, change our CEO or CFO, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, make distributions, repurchase stock, and enter into certain transactions with our affiliates, in each case subject to customary exceptions for a credit facility of this size and type. We were in compliance with all of these covenants at March 31, 2010.

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

We are currently evaluating a number of non-equity financing sources, including extended trade credit facilities from some of our suppliers, and advantageous payment terms from business partners, to help us potentially finance growth in our PowerHouse business. We are also looking at possible changes to our current credit facility to enable us to borrow more against it, and in particular against work in progress inventory against PowerHouse orders. The current bank facility expires in October 2010, and we anticipate entering into a new bank facility prior to this expiration date. These financing options are all designed to provide us with additional sources of capital if we require them to fulfill a growing number of PowerHouse sales.

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

The following table summarizes the quarterly changes in cash provided by (used in) operating activities:

($ in thousands)	Three months ended March 31,		Variance 2010 vs. 2009
	2010	2009	$	%
Cash provided by (used in) operating activities	$1,320	$(521)	$1,841	353%

Cash provided by operating activities increased by 353% in the three-month period ended March 31, 2010 compared to the same period of 2009. This was primarily due to changes in our working capital. We experience a seasonal decline in revenue in our first calendar quarter, and so were able to decrease our level of receivables by $4.9 million compared to year end as we collected the prior quarter sales proceeds. These proceeds allowed us to reduce our outstanding accounts payable by $2.7 million. We were also able to reduce our raw material and finished goods inventory by approximately $1.6 million during the first quarter of 2010, however the benefits of this were offset by an increase of $1.6 million in work-in-process inventory units that were manufactured or commenced during the period for delivery in the second quarter of 2010. We anticipate that the level of cash used in operating activities will increase slightly in the second quarter as we invest in inventory and receivables as our revenue levels increase from the first quarter levels.

The following table summarizes the quarterly changes in cash (used in) provided by investing activities:

($ in thousands)	Three months ended March 31,		Variance 2010 vs. 2009
	2010	2009	$	%
Cash (used in) provided by investing activities	$(95)	$173	$(268)	(155)%

Investing activities primarily consist of sales and purchases of investments and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these funds to finance our ongoing operations. Capital expenditures were $95,000 in the three-month period ending March 31, 2010, compared to $127,000 in the same period of 2009. Cash provided by sales and purchases of investments were $0 in the three-month period ending March 31, 2010, compared to $300,000 in the same period of 2009.

The following table summarizes the quarterly changes in cash provided by financing activities:

($ in thousands)	Three months ended March 31,		Variance 2010 vs. 2009
	2010	2009	$	%
Cash provided by financing activities	$9,007	$—	9,007	100%

Funds provided by financing activities during the three months ended March 31, 2010 primarily reflect the sale of common stock in a firm-commitment underwritten offering pursuant to which we sold approximately 13.25 million shares of common stock at a purchase price of $0.75 per share, for proceeds, net of fees and expenses, of approximately $9.0 million. These proceeds are designed to strengthen our balance sheet and will be used to help fund our working capital requirements during 2010 and for general corporate purposes.

We believe that our cash and investments will be sufficient to fund our operations for at least the next 12 months. Our sales cycle is such that we generally have visibility 2-3 quarters in advance for future orders that allows us to predict revenues over this period of time with some degree of confidence. However a sudden change in business volume, positive or negative, from any of our business or channel partners or in our direct business could significantly impact our expected revenues. The recent global economic slump has reduced our confidence at predicting future revenues, and even with improving economic conditions, there is still uncertainty and risk in our forecasting. This 2-3 quarter window of sales visibility does provide us with some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we can see and anticipate a shortfall in revenue or give us time to identify additional sources of funding if we anticipate an increase in our working capital requirements due to increased revenues or changes in our revenue mix. If there is a significant increase especially in our PowerHouse business, this could potentially impact the amount of working capital that we may require, due to the longer production time and cash cycle of sales of this product.

We expect the level of capital investments to remain similar in 2010 to those in 2009. We currently intend to invest in several PowerHouse systems to use for demonstration purposes in the U.S. and in the U.K. to help our sales efforts, but are not planning any other major capital investments during 2010. Outstanding accrued liabilities for tax obligations from the stock option investigation expensed in 2007, have been paid in the second quarter of 2010. Payments were materially consistent with the amount accrued.

Recent Accounting Pronouncements

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (FASB ASC 605) that amended the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will change the application of the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted and so we adopted this policy with effect from the beginning of our financial year on January 1, 2010. Other than increased disclosure requirements, adoption of this policy did not have any material impact on our consolidated financial statements.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. We estimate that a 1% decrease in market interest rates would decrease our annual interest income by approximately $146,000. Because of the nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on their fair value.

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

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 1A—“Risk Factors” in our 2009 Annual Report on Form 10-K. Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

You should carefully consider the risks described in Item 1A of our 2009 Annual Report on Form 10-K before making a decision to invest in our common stock or in evaluating Active Power and our business. The risks and uncertainties described in our 2009 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the risks described in our 2009 Annual Report on Form 10-K could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

Our common stock could be delisted from the NASDAQ Global Market if our stock price continues to trade below $1.00 per share.

On March 24, 2010, we received a Staff Deficiency Letter from The Nasdaq Global Market LLC, or Nasdaq, notifying us that we were not in compliance with Nasdaq’s Marketplace Rule 5450(a)(1), or the Rule, because the closing bid price for our common stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with Marketplace Rule 5810(c) (3) (A) we were provided a period of 180 calendar days, or until September 20, 2010, to regain compliance. If at any time before September 20, 2010, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by September 20, 2010, our common stock will be subject to delisting from The Nasdaq Global Market.

In the event that we receive notice that our common stock is being delisted from The Nasdaq Global Market, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Nasdaq Hearings Panel. Alternatively, Nasdaq may permit us to transfer the listing of our common stock to The Nasdaq Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 5505(a), except for the bid price requirement. Currently, we believe we satisfy these requirements. If our application for transfer is approved, we would have an additional 180 calendar days to comply with the Rule in order to remain on The Nasdaq Capital Market.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following documents are filed as exhibits to this report:

3.1*	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s Quarterly Report on Form 10-Q filed on July 28, 2006)

3.2.*	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on February 2, 2007)

3.3*	Amendment to Second Amended and Restated Bylaws (filed as Exhibit 3.01 to Active Power’s Current Report on Form 8-K filed on December 7, 2007)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the “IPO Registration Statement”))

4.2*	Rights Agreement, dated as of December 13, 2001, between Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K filed on December 14, 2001)

4.3*	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1*	Underwriting Agreement dated February 19, 2010 (filed as Exhibit 1.1 to Active Power’s Current Report on Form 8-K filed on February 22, 2010)

10.2	Severance Benefits Agreement between Active Power and James Clishem dated April 14, 2010

10.3	Severance Benefits Agreement between Active Power and John Penver dated April 14, 2010

10.4	Form of Severance Benefits Agreement

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Incorporated by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

April 27, 2010	/s/ JAMES A. CLISHEM
(Date)	James A. Clishem
President and Chief Executive Officer (Principal Executive Officer)

April 27, 2010	/s/ JOHN K. PENVER
(Date)	John K. Penver
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)