Form 10-Q
period 2010-06-30
ACTIVE POWER INC
filed 2010-07-27
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The number of shares of common stock, par value of $0.001 per share, outstanding at July 26, 2010 was 79,710,373.

ACTIVE POWER, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Active Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$15,714	$7,489
Accounts receivable, net of allowance for doubtful accounts of $298 and $353 at June 30, 2010 and December 31, 2009, respectively	10,643	11,529
Inventories	7,081	6,629
Prepaid expenses and other	358	418

Total current assets	33,796	26,065
Property and equipment, net	2,208	2,903
Deposits and other	392	376

Total assets	$36,396	$29,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,026	$5,155
Accrued expenses	5,460	4,957
Deferred revenue	2,189	1,713
Revolving line of credit	2,559	2,559

Total current liabilities	16,234	14,384
Long-term liabilities	629	468
Stockholders’ equity:
Common stock	80	66
Treasury stock	(103)	(73)
Additional paid-in capital	273,995	264,554
Accumulated deficit	(254,001)	(249,876)
Other accumulated comprehensive loss	(438)	(179)

Total stockholders’ equity	19,533	14,492

Total liabilities and stockholders’ equity	$36,396	$29,344

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product revenue	$13,307	$5,207	$22,693	$14,916
Service and other revenue	2,740	1,423	4,471	2,857

Total revenue	16,047	6,630	27,164	17,773

Cost of goods sold:
Cost of product revenue	10,171	4,222	17,036	11,123
Cost of service and other revenue	1,514	933	2,915	1,913

Total cost of goods sold	11,685	5,155	19,951	13,036

Gross profit	4,362	1,475	7,213	4,737

Operating expenses:
Research and development	849	1,058	1,684	2,159
Selling and marketing	3,526	2,660	6,784	5,990
General and administrative	1,433	1,177	2,750	2,316

Total operating expenses	5,808	4,895	11,218	10,465

Operating loss	(1,446)	(3,420)	(4,005)	(5,728)

Interest expense, net	(26)	(18)	(52)	(28)
Other expense, net	(64)	(28)	(68)	(77)

Net loss	$(1,536)	$(3,466)	$(4,125)	$(5,833)

Net loss per share, basic & diluted	$(0.02)	$(0.06)	$(0.05)	$(0.10)

Shares used in computing net loss per share, basic & diluted	79,656	62,424	75,540	61,349

Comprehensive loss:
Net loss	$(1,536)	$(3,466)	$(4,125)	$(5,833)
Translation gain (loss) on subsidiaries denominated in foreign currencies	(98)	253	(259)	235
Change in unrealized gain on investments in marketable securities	—	—	—	2

Comprehensive loss	$(1,634)	$(3,213)	$(4,384)	$(5,596)

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$(4,125)	$(5,833)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,012	954
Change in allowance for doubtful accounts	(55)	(34)
Accretion of premium/discount on investments	—	2
Loss on disposal of fixed assets	26	410
Stock-based compensation	418	671
Changes in operating assets and liabilities:
Accounts receivable	941	2,400
Inventories	(452)	(514)
Prepaid expenses and other assets	44	90
Accounts payable	871	(241)
Accrued expenses	503	(1,193)
Deferred revenue	476	772
Long-term liabilities	161	57

Net cash used in operating activities	(180)	(2,459)

Investing activities
Sales/maturities of marketable securities	—	300
Purchases of property and equipment	(343)	(213)

Net cash (used in) provided by investing activities	(343)	87

Financing activities
Proceeds from private placement of common stock	9,922	3,000
Issuance costs of private placement	(886)	—
Proceeds from employee stock purchases	1	—
Purchases of treasury stock	(30)	—

Net cash provided by financing activities	9,007	3,000

Translation gain (loss) on subsidiaries denominated in foreign currencies	(259)	204

Change in cash and cash equivalents	8,225	832
Cash and cash equivalents, beginning of period	7,489	10,468

Cash and cash equivalents, end of period	$15,714	$11,300

See accompanying notes.

Active Power, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(Unaudited)

1.	Organization and Basis of Presentation

Active Power, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “Active Power” or the “Company”) manufacture and provide critical power quality solutions that provide business continuity and protect customers in the event of an electrical power disturbance. Our products are designed to deliver continuous clean power, protecting customers from voltage fluctuations, such as surges and sags, and frequency fluctuations, and also to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are those global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The Uninterruptible Power Supply (“UPS”) products we manufacture use kinetic energy to provide short-term power as a cleaner alternative to electro-chemical battery-based energy. We sell stand alone UPS products as well as complete continuous power solutions, including a containerized version that we brand as PowerHouse. We sell our products globally through direct sales, manufacturer’s representatives, Original Equipment Manufacturer (“OEM”) and IT partner channels. Our current principal markets are Europe, Middle East and Africa (“EMEA”), Asia and North America.

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

2.	Recently Issued Accounting Standards

On January 1, 2010, we adopted amendments to authoritative literature that modifies the revenue recognition guidance for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable in the arrangement based on relative selling price of the elements. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. The authoritative literature permits prospective or retrospective adoption, and we elected prospective adoption. Other than the increased disclosure requirements of adoption of this policy, the adoption of these amendments did not change our units of accounting, allocation of arrangement consideration, or pattern or timing of revenue recognition. It also did not have a significant impact on our financial position, results of operations, or cash flows for the six months ended June 30, 2010, nor do we anticipate a significant impact for the year ended December 31, 2010. See Note 3 for additional discussion of the Company’s revenue recognition policy.

3.	Supplemental Balance Sheet Information

Receivables

Accounts receivable consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Trade receivables	$10,941	$11,882
Allowance for doubtful accounts	(298)	(353)

	$10,643	$11,529

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$5,838	$5,238
Work in process	2,687	1,253
Finished goods	836	2,448
Allowances for obsolescence	(2,280)	(2,310)

	$7,081	$6,629

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Equipment	$9,401	$9,321
Demonstration units	1,535	1,436
Computers and purchased software	3,201	3,076
Furniture and fixtures	355	355
Leasehold improvements	7,308	7,305
Construction in progress	44	44

	21,844	21,537

Accumulated depreciation	(19,636)	(18,634)

	$2,208	$2,903

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Compensation and benefits	$2,737	$1,549
Warranty liability	571	620
Property, income, state, sales and franchise tax	846	1,427
Professional fees	362	495
Other	944	866

	$5,460	$4,957

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. Occasionally we offer longer warranty periods to certain customers. The warranty period for products sold to our OEM customer, Caterpillar, is 12 months from the date of shipment to the end-user, or up to 36 months from shipment to Caterpillar, whichever period is shorter. This is dependent upon Caterpillar complying with our storage requirements for our products in order to preserve this warranty period beyond the standard 18-month limit. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is included in accrued expenses and long term liabilities on the accompanying consolidated balance sheet.

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2009	$663
Warranty expense	338
Warranty charges incurred	(385)

Balance at June 30, 2010	$616

Warranty liability included in accrued expenses	$571
Long term warranty liability	45

Balance at June 30, 2010	$616

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

4.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(1,536)	$(3,466)	$(4,125)	$(5,833)

Basic and diluted:
Weighted-average shares of common stock outstanding	79,656	62,424	75,540	61,349

Shares used in computing net loss per share, basic and diluted	79,656	62,424	75,540	61,349

Net loss per share, basic and diluted	$(0.02)	$(0.06)	$(0.05)	$(0.10)

The calculation of diluted loss per share excludes 9,159,754 and 6,921,558 shares of common stock issuable upon exercise of employee stock options as of June 30, 2010 and 2009, respectively, and 19,001 and 123,013 non-vested shares of common stock issuable upon exercise of restricted stock awards as of June 30, 2010 and 2009, respectively, because their inclusion in the calculation would be anti-dilutive. As of June 30, 2010 and 2009, there was no common stock subject to repurchase.

5.	Fair Value of Financial Instruments

Investments in marketable securities currently consist of money-market funds, although at times we do invest in commercial paper and debt securities with readily determinable fair values. Active Power accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments. We classify investments in marketable securities as available-for-sale and all reclassifications made from unrealized gains/losses to realized gains/losses are determined based on the specific identification method. We had no such short-term investments at June 30, 2010 or at December 31, 2009.

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

The fair value of our cash equivalents was determined using the aforementioned inputs as of June 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money Market funds	$3,093	$—	$—	$3,093

Total	$3,093	$—	$—	$3,093

Amounts included in:
Cash and cash equivalents	$3,093	$—	$—	$3,093

Total	$3,093	$—	$—	$3,093

For cash and cash equivalents, marketable securities, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments.

6.	Guarantees

In certain geographical regions, particularly Europe and Africa, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our warranty obligations. We secure these guarantees with standby letters of credit through our bank. At both June 30, 2010, and December 31, 2009, we had $48 of performance guarantees outstanding to customers that were secured with letters of credit.

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

Overview

Active Power is a manufacturer and provider of efficient, reliable and green continuous power solutions incorporating uninterruptible power supply (“UPS”) systems that ensure business continuity for enterprises in the event of power disturbances. Our products and solutions are designed to deliver continuous clean power, protecting customers from voltage fluctuations, such as surges and sags, and frequency fluctuations and to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The UPS products we manufacture use kinetic energy to provide short-term power as a cleaner alternative to electro-chemical battery-based energy. These products are highly reliable, are energy and space efficient and significantly reduce client electricity expenses.

As of June 30, 2010, we have shipped more than 2,600 flywheels in UPS system installations, delivering more than 650 megawatts of power to customers in 44 countries around the world. We are headquartered in Austin, Texas, with international offices in the United Kingdom, Germany and Japan.

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

Leveraging our manufacturing, containerization and product packaging capabilities, we also work with our IT channel partners to produce portable data center infrastructure solutions. These solutions enable our IT channel partners to sell their IT products in a portable or modular package.

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

We have evolved significantly since our founding in 1992 as an engineering business focused on research, development and invention. The technological foundation of Active Power has yielded more than 100 worldwide patents and a highly differentiated, cost-efficient product platform. Since 2005, our management team has implemented a commercialization strategy focused on:

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

Results of Operations

($ in thousands)	Three months ended June 30,				Variance 2010 vs. 2009
	2010	% of total revenue	2009	% of total revenue	$	%
Product revenue	$13,307	83%	$5,207	79%	$8,100	156%
Service and other revenue	2,740	17%	1,423	21%	1,317	93%

Total revenue	16,047	100%	6,630	100%	9,417	142%

Cost of product revenue	10,171	63%	4,222	64%	5,949	141%
Cost of service and other revenue	1,514	9%	933	14%	581	62%

Total cost of goods sold	11,685	73%	5,155	78%	6,530	127%

Gross profit	4,362	27%	1,475	22%	2,887	196%
Operating expenses:
Research and development	849	5%	1,058	16%	(209)	(20)%
Selling and marketing	3,526	22%	2,660	40%	866	33%
General and administrative	1,433	9%	1,177	18%	256	22%

Total operating expenses	5,808	36%	4,895	74%	913	19%

Operating loss	(1,446)	(9)%	(3,420)	(52)%	1,974	58%
Interest expense, net	(26)	—	(18)	—	8	44%
Other expense, net	(64)	—	(28)	—	36	129%

Net loss	$(1,536)	(10)%	$(3,466)	(52)%	$1,930	56%

($ in thousands)	Six months ended June 30,				Variance 2010 vs. 2009
	2010	% of total revenue	2009	% of total revenue	$	%
Product revenue	$22,693	84%	$14,916	84%	$7,777	52%
Service and other revenue	4,471	16%	2,857	16%	1,614	56%

Total revenue	27,164	100%	17,773	100%	9,391	53%

Cost of product revenue	17,036	63%	11,123	63%	5,913	53%
Cost of service and other revenue	2,915	11%	1,913	11%	1,002	52%

Total cost of goods sold	19,951	73%	13,036	73%	6,915	53%

Gross profit	7,213	27%	4,737	27%	2,476	52%
Operating expenses:
Research and development	1,684	6%	2,159	12%	(475)	(22)%
Selling and marketing	6,784	25%	5,990	34%	794	13%
General and administrative	2,750	10%	2,316	13%	434	19%

Total operating expenses	11,218	41%	10,465	59%	753	7%

Operating loss	(4,005)	(15)%	(5,728)	(32)%	1,723	30%
Interest expense, net	(52)	—	(28)	—	24	86%
Other expense, net	(68)	—	(77)	—	(9)	(12)%

Net loss	$(4,125)	(15)%	$(5,833)	(33)%	$1,708	29%

Product revenue. Product revenue primarily consists of sales of our CleanSource power quality products, comprised of both UPS and DC product lines, and sales of Continuous Power Systems (“CPS”) which are comprised of our UPS systems and some combination of third party ancillary equipment, such as engine generators and switchgear. The CPS products may be sold in a containerized solution that we call PowerHouse, or as separate equipment. Product revenue also includes sales of our CoolAir DC product and other portable data center infrastructure solutions that we have recently begun to produce for our IT channel partners leveraging our manufacturing, containerization and product packaging capabilities.

Product revenue for the three-month period ended June 30, 2010 increased 156%, or $8.1 million, compared to the second quarter of 2009, which is primarily attributable to a higher volume of UPS sales, higher sales of our continuous power systems including higher PowerHouse revenues and portable data center infrastructure solutions revenues. We saw an increase in virtually all product lines, as evidenced by the $1.6 million increase in our 250-900 kVA CleanSource product line, an increase of approximately $684,000 in our megawatt class UPS products, and an increase of approximately $65,000 in sales of our smaller 130-150kVA products, compared to the second quarter of 2009. Powerhouse revenues were $4.9 million higher for the three-month period ended June 30, 2010 compared to the same quarter in 2009, reflecting stronger performance from Europe for this product offering. We also recognized $2.2 million in revenue related to production of our data center infrastructure products for the three-month period ended June 30, 2010, compared to $0 during the same period of 2009.

For the six-month period ended June 30, 2010, our product revenue was $7.8 million, or 52%, higher than the comparable period of 2009. We saw an increase of $3.6 million in our 250-900 kVA CleanSource product line, offset by a decrease in our megawatt class UPS products of $2.2 million. The PowerHouse revenue and revenues related to data center infrastructure products were a new revenue source for us in 2009 and so we did not have any such revenues in the first two quarters of 2009. For the three-month and six-month periods ended June 30, 2010, our PowerHouse revenues were $4.9 million and $5.9 million, respectively and our revenues related to data center infrastructure products were $2.2 million and $2.8 million, respectively. Our product mix is driven by the particular customer orders at any point in time and can vary based upon customer load and space requirements.

Product revenue increased sequentially by 42% compared to the first quarter of 2010. This compares to a 46% decrease in product revenue in the second quarter of 2009, as compared to the first quarter of 2009. The decrease in product revenue in 2009 was due to lower sales volume of our UPS products in 2009 that were primarily attributable to external economic factors, as customers delayed product purchase decisions due to uncertainty or lack of liquidity. We have seen improvement in general economic conditions, particularly in North America in 2010, which has resulted in higher product demand and orders across all of our products and from all of our different sales channels. Our PowerHouse contracts tend to be large in value from a small number of customers, and in the first half of 2010 comprised 22% of total revenue.

Product sales from our OEM channels for the three-month period ended June 30, 2010 increased by 67%, or $1.5 million, compared to the second quarter of 2009 and decreased 7%, or $498,000 for the six-month period ended June 30, 2010 as compared to the same period in 2009. A portion of this increase is attributable to the timing of larger orders from our OEM partners for their customers and an increase in sales in EMEA. Sales of our UPS products are also a much smaller part of our OEM partner’s total business and subject to more volatility in quarterly sales, particularly during difficult economic periods as the OEM focuses on its core business. We do believe that sales from this channel will continue to increase in 2010, as general conditions improve and due to the marketing commitment of the OEM partners to promote our UPS products over the last year. Revenues this quarter from our OEM channels increased by 48% over the first quarter of 2010. Sales to Caterpillar represented 28% of our product revenue for the three-month period ended June 30, 2010, as compared to 44% of our product revenue in the comparable period of 2009, and were 28% of our product revenue for the six-month period ended June 30, 2010 as compared to 46% for the same period in 2009. Caterpillar remains our largest single customer as well as our largest OEM customer.

During the three-month period ended June 30, 2010, we sold 99 flywheel product units, a 4% increase over the 95 units that we sold in the first quarter of 2010, and an 80% increase from the 55 units we sold in the second quarter of 2009. The average selling price per flywheel for the second quarter of 2010 was approximately $79,000 per flywheel, which compared to an average selling price of approximately $72,000 in the second quarter of 2009 and approximately $85,000 in the first quarter of 2010.

During the six-month period ended June 30, 2010, we sold 194 flywheel product units, an 11% increase over the 174 units that we sold in the same period of 2009. The average sales price per flywheel for the six-month period ended June 30, 2010 was approximately $82,000, which compared to an average selling price of approximately $77,000 for the same period of 2009.

Our continuous power system, PowerHouse, and portable data center infrastructure solutions contracts tend to be larger in value and this will contribute to more volatility on a quarterly basis based on the number and timing of such orders on hand. For the three months ended June 30, 2010, we completed construction of multiple PowerHouse orders that were received in 2009, especially in Europe. Large contracts also significantly affect our cash flows as we have significantly larger receivables per customer order. While this concentration does increase liquidity risk for us, we continue to improve and refine the payment terms of these sales opportunities as part of our working capital management. As our solutions business grows, the composition of our sales will likely change and fluctuate on a quarterly basis. We have experienced an increase in third party systems and components and portable data center infrastructure solutions that are being packaged and resold to our customers, that we believe will continue to help increase our revenue. Margins on sales of third party equipment and portable data center infrastructure solutions are less than what we generate on our own manufactured goods. Therefore, a significant increase in product revenues that was caused by higher sales of ancillary products may not result in a commensurate percentage increase in our gross or operating profit levels. Further, the frequency and timing of our larger sales, including megawatt-class UPS products and our CPS, including PowerHouse, is more volatile and can result in material changes in period-to-period revenue. Such revenues also can occur in periods other than when originally anticipated, which can add to the potential volatility and affect our ability to meet forecasted targets.

North America sales were 69% of our total revenue for the three-month period ended June 30, 2010, compared to 77% for the same period in 2009 and 61% in the three-month period ended March 31, 2010. For the six-month period ended June 30, 2010, our North America sales were 66% of total revenue, which compared to 77% of total revenue in the same period of 2009. In total, our North America sales increased by 31% for the six-month period ended June 30, 2010 compared to the same period of 2009, reflecting the overall growth in the market for our products and the improvement in overall market conditions.

We also sell products directly to customers in Asia and Western Europe. We have also added a network of international distributors in other territories to sell products for us. In these markets, customers are more likely to purchase a total power solution from us rather than a stand alone UPS system. This usually results in a longer selling cycle and makes quarterly results more volatile and dependent upon a smaller number of transactions. Thus the amount of revenue from our international markets can fluctuate significantly on a quarterly basis. Sales of Active Power branded products through our direct and manufacturer’s representative channels were 60% of our total revenue for the three-month period ended June 30, 2010, compared to 61% for the same period of 2009, and 63% of our total revenue for the three-month period ended March 31, 2010. Sales of Active Power branded products through our direct and manufacturer’s representative channels were 61% of our total revenue for the six-month period ended June 30, 2010, compared to 58% for the same period of 2009. As direct sales typically have higher profit margins than sales through our OEM channels, we will continue to focus on our direct sales channel to increase revenue and improve profit margins and to decrease our dependency upon our OEM channel. We believe sales of our Active Power branded products in markets that were not covered by our OEMs will continue to increase over time and will continue to become a larger percentage of our total revenue. We believe that our direct sales volumes have not been impacted as much by external factors compared to our OEM channels. This is highlighted by the fact that our direct sales increased by 138% in total for the three-month period ended June 30, 2010 compared to the second quarter of 2009, which compared to a 59% increase in our OEM channel revenue over the same periods. We continue to expand the sales territories where we sell our Active Power branded products as we increase our sales distribution capabilities, particularly in Europe and Asia. In 2009 we also increased the size of our sales and service organization in the U.K. and Germany. We anticipate higher revenues from both Europe and Asia in 2010 as a result of this expansion of our sales, service and marketing capabilities.

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

Service and other revenue. Service and other revenue primarily relates to revenue generated from both traditional (after-market) service work and from customer-specific system engineering. This includes revenue from design, installation, startup, repairs or reconfigurations of our products and the sale of spare or replacement parts to our OEM and end-user customers. It also includes revenue associated with the costs of travel of our service personnel and revenues or fees received upon contract deferment or cancellation. Revenue from extended maintenance contracts with our customers are also included in this revenue category.

Service and other revenue increased by 93% for the three-month period ended June 30, 2010, compared to the same quarter of 2009 and increased by 56% for the six-month period ended June 30, 2010 as compared to the same period in 2009. This increase is primarily due to higher levels of service and contract work from direct product sales made in prior quarters and from professional fees associated with PowerHouse and other continuous power system sales. For these customers we provide a full power solution, including site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user often including maintenance services. Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers. We anticipate that service and other revenue will continue to grow with product revenue, particularly as our PowerHouse system revenue grows, and as our installed base of UPS product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products, ancillary equipment that is sourced from external suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, depreciation of our manufacturing property and equipment, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total product revenue was 76% in the three-month periods ended June 30, 2010, as compared to 81% for the comparable period of 2009, and was 75% in the six-month period ended June 30, 2010 and June 30, 2009. This decrease from 2009 is due primarily to increased sales, which resulted in more efficient utilization of our manufacturing facility. We continue to operate a manufacturing facility that has a capacity significantly greater than our current product revenue levels. A large portion of the costs involved in operating this manufacturing facility are fixed in nature and we incur approximately $300,000 to $700,000 in unabsorbed overhead each quarter. We continue to work on reducing our product costs through design enhancements and modifications, and vendor management programs.

Cost of service and other revenue. Cost of service and other revenue includes the cost of component parts that we use in service or sell as spare parts, as well as labor and overhead costs of our service organization, including travel and related costs incurred in fulfilling our service obligations to our customers. The cost of service and other revenue decreased to 55% of service and other revenue in the three-month period ended June 30, 2010, compared to 66% in the same period of 2009 and 65% in the six-month period ended June 30, 2010, as compared to 67% in the same period of 2009. This decrease reflects higher utilization of our service department due to higher sales and installation activity. A large portion of the costs involved in operating our service organization are fixed in nature and we incur approximately $300,000 to $500,000 in unabsorbed overhead each quarter. We continue to work on reducing our service overhead through better utilization of our service employees and cost control measures.

Gross profit. Gross profit was 27% as a percentage of revenue for the three-month period ended June 30, 2010, compared to 22% for the same quarter in 2009, and was 27% for each of the six-month periods ended June 30, 2010 and June 30, 2009. Factors that may impact our gross-profit levels include our sales channel mix, the effectiveness of our product pricing to our customers, product discounts and customer incentives, product volume and mix, currency fluctuations, variations in our product cost and productivity and utilization of our manufacturing and service operations. Our ability to improve our gross profit will depend, in part, on our ability to reduce material costs, improve our sales channel mix in favor of direct sales versus OEM, increase sales of higher margin products such as our flywheels, increase product prices and increase our total revenues to a level that will allow us to improve the utilization of our manufacturing and service operations.

Research and development. Research and development expense primarily consists of compensation and related costs for employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Overall our research and development expenses were approximately $209,000, or 20%, lower in the second quarter of 2010 compared to the second quarter of 2009 and remained steady with the first quarter of 2010. Our research and development efforts in 2009 were largely focused on new configurations of our existing flywheel technology under development, as well as enhancements to our megawatt-class UPS products and refinement and standardization of our containerized product solutions. The decrease in spending compared to 2009 reflects lower project related development costs this year. The prior year expenses included higher prototype and development costs for paralleling our megawatt-class UPS products. We believe research and development expenses in the third quarter will remain at similar levels to those recorded in the second quarter.

Selling and marketing. Selling and marketing expense primarily consists of compensation, including variable sales compensation, and related costs, for sales and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs and the cost of our foreign sales operations. Selling and marketing costs were approximately $866,000, or 33%, higher in the second quarter of 2010 compared to the amount recorded in the second quarter of 2009 and increased approximately $268,000, or 8%, from the first quarter of 2010. The increase from 2009 reflects increased headcount as we concentrate on developing and improving the Active Power brand, and expanding our sales organization, particularly in Europe and Asia, to support our direct selling and channel sales activities. We have also added specific sales resources to support each of our OEM and IT sales channels during 2010, which we believe is contributing to the improved performance from each of these channels in 2010. The increase from the first quarter of 2010 primarily reflects higher variable sales compensation and performance-based compensation as a result of higher revenue and improving results. We believe that fixed sales and marketing expenses will decline slightly in the third quarter of 2010 compared to those recorded in the second quarter of 2010.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including sales, property and franchise taxes. General and administrative expenses for the second quarter of 2010 increased approximately $256,000, or 22%, compared to the same period in 2009 and increased approximately $116,000, or 9%, as compared to the immediately preceding quarter. The increase primarily reflects higher professional and consulting services fees and higher performance-based compensation costs.

Interest expense, net. Net interest expense has increased from approximately $18,000 in the three-month period ended June 30, 2009 to approximately $26,000 in the three-month period ended June 30, 2010. This increase is due to the decline in interest rates during 2009 that lowered our investment returns, and interest expense paid on balances outstanding under our revolving credit arrangement. Our average cash and investments balance over the three-month period ending June 30, 2010 has increased by $5.5 million, or 50%, compared to the average balance over the comparable period ending June 30, 2009 and for the six-month period ended June 30, 2010, has decreased by approximately $165,000, or less than 1%, as compared to the average balance over the comparable period.

Other expense, net. Net other expense in the second quarter of 2010 and 2009 reflects foreign exchange gains (losses) on a bank account held in foreign currency.

Liquidity and Capital Resources

Our primary sources of liquidity at June 30, 2010 are our cash and investments on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect that we have adequate capital resources in order to continue operating our business for at least the next 12 months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2010 or significantly affect our level of liquidity.

In February 2010, we sold approximately 13.25 million shares of common stock at a purchase price of $0.75 per share, for proceeds, net of fees and expenses, of approximately $9 million, in a firm-commitment underwritten offering made under a shelf registration statement that we had filed with the Securities and Exchange Commission and that had been declared effective in December 2009. The proceeds from this offering were designed to strengthen our balance sheet and will be used by us to help fund our working capital requirements during 2010 and for general corporate purposes.

In October 2008, we entered into a modified Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a secured revolving line of credit in an amount of up to $6 million subject to a borrowing base formula. Three million dollars of this credit facility is secured under a U.S. government guaranteed export-import credit facility that would add a U.S. government guarantee to the payments for these foreign shipments and make more of our foreign shipments eligible as security for the credit facility. This guarantee applies to export-import sales of the parent company and does not apply to sales made by our foreign subsidiaries. The remaining $3 million of this credit facility does not have this guarantee and is secured by a first priority lien on substantially all of our assets. Prior to this modification to add the export-import facility, export revenues were not eligible to be included as part of the borrowing base, which limited our ability to utilize the revolving credit facility. All amounts borrowed under this credit facility are subject to a borrowing base formula based on eligible receivables and inventory. During the years ended December 31, 2009 and 2008 we borrowed $0.6 million and $2.0 million, respectively, under this credit facility and these borrowings remained outstanding at June 30, 2010. There were no borrowings or repayments under this credit facility in the six-month period ended June 30, 2010. Based on the borrowing base formula, we had an additional $0.6 million available for use at June 30, 2010 under this credit facility.

The Loan Agreement requires us to maintain a minimum liquidity ratio of unrestricted cash to the outstanding amounts under the Loan Agreement of at least 1.35 to 1. In addition, the Loan Agreement contains customary affirmative covenants, including covenants that require, among other things, the delivery of financial statements, compliance with laws, the maintenance of insurance and the protection and registration of intellectual property rights. Further, the Loan Agreement contains customary negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, change our business, change our CEO or CFO, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, make distributions, repurchase stock, and enter into certain transactions with our affiliates, in each case subject to customary exceptions for a credit facility of this size and type. We were in compliance with all of these covenants at June 30, 2010.

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

An increase in sales of our PowerHouse products or an increase in UPS sales may materially impact the amount of liquidity required to fund our operations. The amount of time between the receipt of payment from our customers and our expenditures for raw materials, manufacturing and shipment of products (the cash cycle) for sales of our CleanSource UPS product can be as short as 45 days, and is typically 60 days. However, the cash cycle on a PowerHouse sale can be as much as 210 days, depending upon customer payment terms. We intend to mitigate the financial impact of this longer cash cycle by requiring customer deposits and periodic payments where possible from our customers. This is not always commercially feasible, and in order to increase our PowerHouse sales, we may be required to make larger investments in inventory and receivables. These larger investments may require us to obtain additional sources of working capital, debt or equity financing in order to fund this business.

We are currently negotiating a new bank facility to increase the total amount of credit available and to expand the borrowing base. Our current bank facility expires in October 2010, and we anticipate entering into a new bank facility prior to this expiration date to provide us with additional sources of capital to address our working capital needs.

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

The following table summarizes the quarterly changes in cash provided by (used in) operating activities:

($ in thousands)	Six months ended June 30,		Variance 2010 vs. 2009
	2010	2009	$	%
Cash used in operating activities	$(180)	$(2,459)	$(2,279)	(93)%

Cash used in operating activities decreased by 93% in the six-month period ended June 30, 2010 compared to the same period of 2009. This was primarily due to changes in our working capital and through a reduction in operating losses. Increased sales at the latter end of the second quarter resulted in an increase in our receivables by approximately $941,000 compared to year end. While we were able to reduce our finished goods inventory by $1.6 million during the six-month period ended June 30, 2010, this was offset by an increase of $1.4 million in work-in-process inventory. We were able to largely fund this with increases in our accounts payable. We anticipate that the level of cash used in operating activities will be similar in the third quarter as the current period. However, the size and timing of orders may require us to invest in inventory or receivables to support revenue growth.

The following table summarizes the quarterly changes in cash (used in) provided by investing activities:

($ in thousands)	Six months ended June 30,		Variance 2010 vs. 2009
	2010	2009	$	%
Cash (used in) provided by investing activities	$(343)	$87	$(430)	(494)%

Investing activities primarily consist of sales and purchases of investments and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these funds to finance our ongoing operations. Capital expenditures were approximately $343,000 in the six-month period ending June 30, 2010, compared to approximately $213,000 in the same period of 2009. Cash provided by sales and purchases of investments were $0 in the six-month period ending June 30, 2010, compared to approximately $300,000 in the same period of 2009.

The following table summarizes the quarterly changes in cash provided by financing activities:

($ in thousands)	Six months ended June 30,		Variance 2010 vs. 2009
	2010	2009	$	%
Cash provided by financing activities	$9,007	$3,000	6,007	200%

The increases in funds provided by financing activities during the six-month period ended June 30, 2010 primarily reflect the sale of common stock in a firm-commitment underwritten offering pursuant to which we sold approximately 13.25 million shares of common stock at a purchase price of $0.75 per share, for proceeds, net of fees and expenses, of $9.0 million. These proceeds are designed to strengthen our balance sheet and will be used to help fund our working capital requirements during 2010 and for general corporate purposes. Funds provided by financing activities during the six-month period ended June 30, 2009 reflect the sale of common stock through a private placement to an institutional investor pursuant to which we sold 6.0 million shares of common stock at $0.50 per share.

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

We expect the level of capital investments to remain similar in 2010 to those in 2009. We currently intend to invest in several PowerHouse systems to use for demonstration purposes in the U.S. and in the U.K. to help our sales efforts, but are not planning any other major capital investments during 2010. Outstanding accrued liabilities for tax obligations from the stock option investigation expensed in 2007 have been paid in the second quarter of 2010. Payments were materially consistent with the amount accrued.

Recent Accounting Pronouncements

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (“FASB ASC 605”) that amended the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third–party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will change the application of the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted and so we adopted this policy with effect from the beginning of our financial year on January 1, 2010. Other than increased disclosure requirements, adoption of this policy did not have any material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our cash in a variety of financial instruments, including bank time deposits and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. Because of the nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on interest income or their fair value.

Our international sales have historically been made in U.S. dollars. As we have increased sales in foreign markets and opened operations in multiple foreign countries, we have executed more transactions that are denominated in other currencies, primarily Euros and British pounds. Those sales and expenses in currencies other than U.S. dollars can result in translation gains and losses which have not been significant to date. Currently, we do not engage in hedging activities for our international operations other than an increasing amount of sales and support expenses being incurred in foreign currencies as a natural hedge. However, recent volatility in currencies, particularly with the British pound and Euro, is increasing the amount of potential translation gains and losses and we may engage in hedging activities in the future to mitigate the risks caused by such currency volatility.

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 1A—”Risk Factors” in our 2009 Annual Report on Form 10-K. Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended June 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

On March 24, 2010, we received a Staff Deficiency Letter from The Nasdaq Global Market LLC, or Nasdaq, notifying us that we were not in compliance with Nasdaq’s Marketplace Rule 5450(a)(1), or the Rule, because the closing bid price for our common stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with Marketplace Rule 5810(c)(3)(A) we were provided a period of 180 calendar days, or until September 20, 2010, to regain compliance. If at any time before September 20, 2010, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by September 20, 2010, our common stock will be subject to delisting from The Nasdaq Global Market.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following documents are filed as exhibits to this report:

3.1*	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s Quarterly Report on Form 10-Q filed on July 28, 2006)

3.2.*	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on February 2, 2007)

3.3*	Amendment to Second Amended and Restated Bylaws (filed as Exhibit 3.01 to Active Power’s Current Report on Form 8-K filed on December 7, 2007)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946))

4.2*	Rights Agreement, dated as of December 13, 2001, between Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K filed on December 14, 2001)

4.3*	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock.

10.1*	Active Power, Inc. 2010 Equity Incentive Plan (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K filed on May 18, 2010)†

10.2*	Form of standard Stock Option Agreement under the Active Power, Inc. 2010 Equity Incentive Plan (filed as Exhibit 10.2 to Active Power’s Current Report on Form 8-K filed on May 18, 2010)†

10.3*	Form of standard Restricted Stock Agreement under the Active Power, Inc. 2010 Equity Incentive Plan (filed as Exhibit 10.3 to Active Power’s Current Report on Form 8-K filed on May 18, 2010)†

10.4*	Form of standard Restricted Stock Unit Agreement under the Active Power, Inc. 2010 Equity Incentive Plan (filed as Exhibit 10.4 to Active Power’s Current Report on Form 8-K filed on May 18, 2010)†

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Incorporated by reference to the indicated filing.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

July 27, 2010	/s/ JAMES A. CLISHEM
(Date)	James A. Clishem
President and Chief Executive Officer (Principal Executive Officer)

July 27, 2010	/s/ JOHN K. PENVER
(Date)	John K. Penver
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)