Form 10-Q
period 2010-09-30
ACTIVE POWER INC
filed 2010-10-27
CIK 1044435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of common stock, par value of $0.001 per share, outstanding at October 25, 2010 was 79,750,031.

ACTIVE POWER, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Active Power, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,439	$7,489
Accounts receivable, net of allowance for doubtful accounts of $311 and $353 at September 30, 2010 and December 31, 2009, respectively	12,657	11,529
Inventories	6,329	6,629
Prepaid expenses and other	625	418

Total current assets	34,050	26,065
Property and equipment, net	1,917	2,903
Deposits and other	422	376

Total assets	$36,389	$29,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,622	$5,155
Accrued expenses	5,766	4,957
Deferred revenue	1,703	1,713
Revolving line of credit	3,535	2,559

Total current liabilities	15,626	14,384
Long-term liabilities	606	468
Stockholders’ equity:
Common stock	80	66
Treasury stock	(103)	(73)
Additional paid-in capital	274,317	264,554
Accumulated deficit	(253,946)	(249,876)
Other accumulated comprehensive loss	(191)	(179)

Total stockholders’ equity	20,157	14,492

Total liabilities and stockholders’ equity	$36,389	$29,344

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited )

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product revenue	$16,663	$6,947	$39,356	$21,863
Service and other revenue	1,793	1,587	6,264	4,444

Total revenue	18,456	8,534	45,620	26,307

Cost of goods sold:
Cost of product revenue	11,287	5,751	28,323	16,874
Cost of service and other revenue	1,691	901	4,606	2,814

Total cost of goods sold	12,978	6,652	32,929	19,688

Gross profit	5,478	1,882	12,691	6,619

Operating expenses:
Research and development	833	1,095	2,517	3,254
Selling and marketing	3,539	2,572	10,323	8,562
General and administrative	1,075	1,201	3,825	3,517

Total operating expenses	5,447	4,868	16,665	15,333

Operating profit (loss)	31	(2,986)	(3,974)	(8,714)

Interest expense, net	(30)	(20)	(82)	(48)
Other income (expense), net	13	46	(55)	(31)

Income (loss) before income taxes	14	(2,960)	(4,111)	(8,793)
Income tax benefit	41	—	41	—

Net income (loss)	$55	$(2,960)	$(4,070)	$(8,793)

Net income (loss) per share, basic	$0.00	$(0.04)	$(0.05)	$(0.14)
Net income (loss) per share, diluted	$0.00	$(0.04)	$(0.05)	$(0.14)

Shares used in computing net loss per share, basic	79,674	66,316	76,982	63,020
Shares used in computing net loss per share, diluted	80,366	66,316	76,982	63,020

Comprehensive income (loss):
Net income (loss)	$55	$(2,960)	$(4,070)	$(8,793)
Translation gain (loss) on subsidiaries denominated in foreign currencies	247	(359)	(12)	(124)
Change in unrealized gain on investments in marketable securities	—	(2)	—	—

Comprehensive income (loss)	$302	$(3,321)	$(4,082)	$(8,917)

See accompanying notes.

Active Power, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(4,070)	$(8,793)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,510	1,441
Bad debt expense	(42)	(60)
Accretion of premium/discount on investments	—	2
Loss on disposal of fixed assets	8	384
Stock-based compensation	716	1,041
Changes in operating assets and liabilities:
Accounts receivable	(1,086)	2,459
Inventories	300	(1,878)
Prepaid expenses and other assets	(253)	32
Accounts payable	(533)	825
Accrued expenses	809	(937)
Deferred revenue	(10)	(81)
Long-term liabilities	138	46

Net cash used in operating activities	(2,513)	(5,519)

Investing activities
Sales/maturities of marketable securities	—	700
Purchases of property and equipment	(532)	(498)

Net cash (used in) provided by investing activities	(532)	202

Financing activities
Proceeds from private placement of common stock	9,923	2,945
Issuance costs of private placement	(886)	—
Proceeds from draw on revolving line of credit	1,008	60
Payments on revolving line of credit	(32)	—
Proceeds from employee stock purchases	24	—
Purchases of treasury stock	(30)	—

Net cash provided by financing activities	10,007	3,005

Translation gain (loss) on subsidiaries denominated in foreign currencies	(12)	(123)

Change in cash and cash equivalents	6,950	(2,435)
Cash and cash equivalents, beginning of period	7,489	10,468

Cash and cash equivalents, end of period	$14,439	$8,033

See accompanying notes.

Active Power, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2010

(Unaudited)

1.	Organization and Basis of Presentation

Active Power, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “Active Power” or the “Company”) manufacture and provide critical power quality solutions that provide business continuity and protect customers in the event of an electrical power disturbance. Our products are designed to deliver continuous clean power, protecting customers from voltage fluctuations, such as surges and sags, and frequency fluctuations, and also to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are those global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The Uninterruptible Power Supply (“UPS”) products we manufacture use kinetic energy to provide short-term power as a cleaner alternative to electro-chemical battery-based energy. We sell stand alone UPS products as well as complete continuous power solutions, including a containerized version that we brand as PowerHouse. We also sell other containerized power infrastructure solutions that can be used on a stand- alone basis or with our continuous power solutions. We sell our products globally through direct sales, manufacturer’s representatives, Original Equipment Manufacturer (“OEM”) and IT partner channels. Our current principal markets are Europe, Middle East and Africa (“EMEA”), Asia and North America.

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

On January 1, 2010, we adopted amendments to authoritative literature that modifies the revenue recognition guidance for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable in the arrangement based on relative selling price of the elements. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. The authoritative literature permits prospective or retrospective adoption, and we elected prospective adoption. Other than the increased disclosure requirements of adoption of this policy, the adoption of these amendments did not change our units of accounting, allocation of arrangement consideration, or pattern or timing of revenue recognition. It also did not have a significant impact on our financial position, results of operations, or cash flows for the nine months ended September 30, 2010, nor do we anticipate a significant impact for the year ended December 31, 2010. See Note 3 for additional discussion of the Company’s revenue recognition policy.

3.	Supplemental Balance Sheet Information

Receivables

Accounts receivable consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Trade receivables	$12,968	$11,882
Allowance for doubtful accounts	(311)	(353)

	$12,657	$11,529

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$5,147	$5,238
Work in process	2,293	1,253
Finished goods	1,195	2,448
Allowances for obsolescence	(2,306)	(2,310)

	$6,329	$6,629

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Equipment	$9,476	$9,321
Demonstration units	1,310	1,436
Computers and purchased software	3,296	3,076
Furniture and fixtures	362	355
Leasehold improvements	7,328	7,305
Construction in progress	44	44

	21,816	21,537

Accumulated depreciation	(19,899)	(18,634)

	$1,917	$2,903

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Compensation and benefits	$3,215	$1,549
Warranty liability	628	620
Property, income, state, sales and franchise tax	684	1,427
Professional fees	435	495
Other	804	866

	$5,766	$4,957

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

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2009	$663
Warranty expense	512
Warranty charges incurred	(496)

Balance at September 30, 2010	$679

Warranty liability included in accrued expenses	$628
Long term warranty liability	51

Balance at September 30, 2010	$679

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

Multiple element arrangements (“MEAs”). Arrangements to sell products to customers frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of our CleanSource UPS, PowerHouse or data center infrastructure products, combined with one or more of the following products: design services, project management, commissioning and installation services, spare parts or consumables, and EMAs. Delivery of the various products or performance of services within the arrangement may or may not coincide. Certain services related to design and consulting may occur prior to delivery of product and commissioning and installation typically take place within 6 months of product delivery, depending upon customer requirements. EMAs, consumables, and repair, maintenance or consulting services generally are delivered over a period of one to five years. In certain arrangements revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of future products and services.

We allocate revenue to each element based on the relative selling price and recognize revenue when the elements have stand-alone value and the four criteria for revenue recognition have been met for each element. We establish the selling price of each element based on VSOE if available, TPE if VSOE is not available, or BESP if neither VSOE nor TPE is available. We generally determine selling price based on amounts charged separately for the delivered and undelivered elements to similar customers in stand-alone sales of the specific elements. When arrangements include an EMA, we recognize revenue related to the EMA at the stated contractual price on a straight-line basis over the life of the agreement.

Any taxes imposed by governmental authorities on our revenue-producing transactions with customers are shown in our consolidated statement of operations on a net-basis; that is excluded from our reported revenues.

4.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding for each period presented. Diluted net income per share reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock. The following table reconciles the numerator and denominator used in the basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$55	$(2,960)	$(4,070)	$(8,793)

Denominator:

Weighted-average shares of common stock outstanding	79,674	66,316	76,982	63,020
Dilutive effect of employee stock options and restricted stock awards	692	—	—	—

Weighted average shares for diluted net income per share	80,366	66,316	76,982	63,020

Basic net income (loss) per share	$0.00	$(0.04)	$(0.05)	$(0.14)

Diluted income (loss) per share:	$0.00	$(0.04)	$(0.05)	$(0.14)

Common stock equivalents that were not included in the calculation because the option price was greater than the average market price of the common shares or the net loss would cause the effect of the options to be anti-dilutive:

Employee stock options	5,363	5,766	7,160	5,766
Performance-based options	2,100	—	2,100	—
Restricted stock awards	9	123	19	123

	7,472	5,889	9,279	5,889

As of September 30, 2010 and 2009, there was no common stock subject to repurchase.

5.	Fair Value of Financial Instruments

Investments in marketable securities currently consist of money-market funds, although at times we do invest in commercial paper and debt securities with readily determinable fair values. Active Power accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments. We classify investments in marketable securities as available-for-sale and all reclassifications made from unrealized gains/losses to realized gains/losses are determined based on the specific identification method. We had no such short-term investments at September 30, 2010 or at December 31, 2009.

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

The fair value of our cash equivalents was determined using the aforementioned inputs as of September 30, 2010 (in thousands):

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

In certain geographical regions, particularly Europe and Africa, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our warranty obligations. We secure these guarantees with standby letters of credit through our bank. At both September 30, 2010, and December 31, 2009, we had $754 and $48, respectively, of performance guarantees outstanding to customers that were secured with letters of credit.

7.	Revolving Credit Facility

On August 5, 2010, we entered into a Second Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). This new two-year loan facility provides for a secured revolving line of credit in an aggregate amount of up to eighty percent (80%) of the facility amount of $15.625 million, or $12.5 million, subject to certain borrowing bases. In the event we have maintained cash and cash equivalents of at least $6.25 million with SVB for at least 30 consecutive days, which is referred to as being in a “Streamline Period”, the borrowing base formula is based on eligible accounts receivable, eligible purchase orders and eligible inventory, subject to a sublimit of $5 million for U.K. accounts receivable, $3.5 million for inventory and $1.5 million for purchase orders. When we are not in a Streamline Period, our borrowings are limited based on accounts receivable and purchase orders that SVB has specifically agreed to finance and a borrowing base for eligible inventory. We may also request that SVB issue letters of credit on our behalf, of up to $1.5 million, as a portion of our total loan facility.

On August 5, 2010 we borrowed approximately $2.5 million in revolving loans, all of which was used to refinance all indebtedness owing from the Company to SVB pursuant to our previous revolving credit facility. The new credit facility increases the total credit available from our previous loan facility with SVB, which was $6.0 million, and enables us to borrow against eligible inventory, foreign receivables and customer purchase orders in addition to eligible accounts receivable. During the quarter ended September 30, 2010, we borrowed an additional $1.0 million under this credit facility. Based on the borrowing base formula, we had an additional $3.1 million available for use at September 30, 2010 under this credit facility.

The Company will pay a finance charge on each account receivable financed by SVB at a per annum rate equal to SVB’s prime rate, subject to a minimum prime rate of four percent (4.00%), plus one and one-half percent (1.50%). The Company will pay a finance charge on each purchase order financed by SVB at a per annum rate equal to SVB’s prime rate, subject to a minimum prime rate of four percent (4.00%), plus one and one-quarter percent (1.25%) when a Streamline Period is not in effect or two percent (2.00%) when a Streamline Period is in effect. When we are not in a Streamline Period, these finance charges will be based on the face amount of the receivable or the purchase order, and otherwise, will be based on the amount financed by SVB.

Each advance based upon inventory accrues interest at a per annum rate equal to SVB’s prime rate, subject to a minimum prime rate of four percent (4.00%), plus (i) one and one-half percent (1.50%) when we are in a Streamline Period and (ii) three and five-eighths percent (3.625%) when we are not in a Streamline Period.

Finance charges and interest are payable monthly, and all principal and interest is due on the maturity date of August 5, 2012. However, when we are not in a Streamline Period, we must repay advances based on receivables when we receive payment on the receivable that has been financed, and we must repay advances based on purchase orders within 120 days of the date of the purchase order, together with all finance charges on such advances.

The revolving loans made to us under this loan facility will be secured by a lien on substantially all of our assets. In addition, on August 5, 2010, Active Power Solutions Limited, a wholly-owned United Kingdom subsidiary of the Company, entered into a Guarantee and Debenture with SVB (the “Guarantee and Debenture”), pursuant to which Active Power Solutions Limited guarantied all of the obligations of the Company under the Loan Agreement and secured its obligations under the Guarantee and Debenture with a security interest on substantially all of its assets.

The Loan Agreement includes customary affirmative covenants for a credit facility of this size and type, including delivery of financial statements, compliance with laws, maintenance of insurance and protection of intellectual property rights. Further, the Loan Agreement contains customary negative covenants for a credit facility of this size and type, including covenants that limit or restrict the Company’s ability to, among other things, dispose of assets, change its business, change its CEO or CFO without replacing such person within 120 days, have a change in control, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, make distributions, repurchase stock, and enter into certain transactions with affiliates. The Loan Agreement also requires the Company to maintain a minimum liquidity ratio of 1.25:1. The Company is currently in compliance with all loan covenants under the Loan Agreement.

The Loan Agreement contains customary events of default that include, among other things, non-payment defaults, covenant defaults, material adverse change defaults, insolvency defaults, material judgment defaults and inaccuracy of representations and warranty defaults. The occurrence of an event of default could result in the acceleration of obligations under the Loan Agreement, in which case the Company must repay all loans and related charges, fees and amounts then due and payable, and our subsidiary may be required to pay any such amounts under the Guarantee and Debenture. At the election of SVB, upon the occurrence and during the continuance of an event of default, finance charges or interest rates, as applicable, will increase an additional five percentage points (5.00%) per annum above the rate that is otherwise applicable thereto upon the occurrence of such event of default, and the collateral handling fees will increase by one-half percent (0.50%).

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

As of September 30, 2010, we have shipped more than 2,700 flywheels in UPS system installations, delivering more than 675 megawatts of power to customers in 44 countries around the world. We are headquartered in Austin, Texas, with international offices in the United Kingdom, Germany, China and Japan.

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

Our containerized continuous power systems (“CPS”), which incorporate our UPS products with switchgear and a generator to provide complete short- and long-term protection in the event of a power disturbance, are marketed under the brand name PowerHouseTM . PowerHouse can be deployed in either a 20-foot or 40-foot-long ISO container depending upon the customer’s power load requirements. These systems are specifically designed to handle the demands of high-tech facilities requiring the highest power integrity available while maximizing up time, useable floor space and operational efficiency. Designed to offer a highly flexible architecture to a customer’s constantly changing environment, our systems are offered in four standard modular power configurations, enabling sizing for infrastructure on demand. These systems are highly differentiated as they offer flexibility in placement, space savings, fast deployment time after receipt of order, high energy efficiency, and prompt capital deployment to meet current demands. They also deliver significant value to customers as the entire system is integrated and tested prior to delivery for a repeatable simple solution.

Leveraging our manufacturing, containerization and product packaging capabilities, we also work with our IT channel partners to produce portable data center infrastructure solutions. These solutions provide power distribution, cooling capabilities, security systems, fire suppression and monitoring capabilities for our IT channel partners. Our IT channel partners are then able to add their IT equipment and deliver a complete portable or modular data center package to their customers.

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

Results of Operations

($ in thousands)	Three months ended September 30,				Variance 2010 vs. 2009
	2010	% of total revenue	2009	% of total revenue	$	%
Product revenue	$16,663	90%	$6,947	81%	$9,716	140%
Service and other revenue	1,793	10%	1,587	19%	206	13%

Total revenue	18,456	100%	8,534	100%	9,922	116%

Cost of product revenue	11,287	61%	5,751	67%	5,536	96%
Cost of service and other revenue	1,691	9%	901	11%	790	88%

Total cost of goods sold	12,978	70%	6,652	78%	6,326	95%

Gross profit	5,478	30%	1,882	22%	3,596	191%
Operating expenses:
Research and development	833	5%	1,095	13%	(262)	(24)%
Selling and marketing	3,539	19%	2,572	30%	967	38%
General and administrative	1,075	6%	1,201	14%	(126)	(10)%

Total operating expenses	5,447	30%	4,868	57%	579	12%

Operating profit (loss)	31	0%	(2,986)	(35)%	3,017	101%
Interest expense, net	(30)	—	(20)	—	10	50%
Other expense, net	13	—	46	—	(33)	(72)%

Income (loss) before income taxes	14	—	(2,960)	—	2,974	100%
Income tax benefit	41	—	—	—	41	—%

Net income (loss)	$55	0%	$(2,960)	(35)%	$3,015	102%

($ in thousands)	Nine months ended September 30,				Variance 2010 vs. 2009
	2010	% of total revenue	2009	% of total revenue	$	%
Product revenue	$39,356	86%	$21,863	83%	$17,493	80%
Service and other revenue	6,264	14%	4,444	17%	1,820	41%

Total revenue	45,620	100%	26,307	100%	19,313	73%

Cost of product revenue	28,323	62%	16,874	64%	11,449	68%
Cost of service and other revenue	4,606	10%	2,814	11%	1,792	64%

Total cost of goods sold	32,929	72%	19,688	75%	13,241	67%

Gross profit	12,691	28%	6,619	25%	6,072	92%
Operating expenses:
Research and development	2,517	6%	3,254	12%	(737)	(23)%
Selling and marketing	10,323	23%	8,562	33%	1,761	21%
General and administrative	3,825	8%	3,517	13%	308	9%

Total operating expenses	16,665	37%	15,333	58%	1,332	9%

Operating loss	(3,974)	(9)%	(8,714)	(33)%	4,740	54%
Interest expense, net	(82)	—	(48)	—	34	71%
Other expense, net	(55)	—	(31)	—	24	77%

Loss before income taxes	(4,111)	—	(8,793)	—	4,682	53%
Income tax benefit	41	—	—	—	41	—%

Net loss	$(4,070)	(9)%	$(8,793)	(33)%	$4,723	54%

Product revenue. Product revenue primarily consists of sales of our CleanSource power quality products, our CPS and other data center infrastructure solutions. Our CleanSource power quality products are comprised of both UPS and DC product lines and our CPS are comprised of our UPS systems and some combination of third party ancillary equipment, such as engine generators and switchgear. The CPS products may be sold in a containerized solution that we call PowerHouse, or as separate equipment. Our data center infrastructure solutions provide power distribution, cooling capabilities, security systems, fire suppression and monitoring capabilities for our IT channel partners. We have recently begun to produce our data center infrastructure solutions for our IT channel partners, leveraging our manufacturing, containerization and product packaging capabilities.

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Product revenue:
UPS product revenue	$8,358	$4,897	$3,461	71%	$23,210	$19,813	$3,397	17%
Continuous Power Systems	1,210	1,879	(669)	(36)%	6,298	1,879	4,419	235%
Data center infrastructure solutions	7,095	171	6,924	4049%	9,848	171	9,677	5659%

Total product revenue	$16,663	$6,947	$9,716	140%	$39,356	$21,863	$17,493	80%

Product revenue for the three-month period ended September 30, 2010 increased by 140%, or $9.7 million, compared to the third quarter of 2009. $6.9 million of this increase was from the sale of data center infrastructure solutions for one of our IT channel partners, a new revenue source for the Company. Substantially all of the remaining increase was from a higher volume of sales of our CleanSource flywheel-based UPS products, which was offset partially by a decrease in sales of continuous power systems. The number of flywheels contained in UPS systems sold increased to 97 in this quarter compared to 56 in the third quarter of 2009 which drove the increase in UPS product revenue. Continuous power systems product revenues were down by $669,000 for the three-month period ended September 30, 2010 compared to the same quarter in 2009, due to a lower number of PowerHouse related projects.

For the nine-month period ended September 30, 2010, our product revenue was $39.4 million, which was $17.5 million, or 80%, higher than the comparable period of 2009. Of this increase $9.7 million was from the sale of data center infrastructure solutions and $4.4 million was from increased sale of continuous power solution products. UPS product revenues also increased by $3.4 million due to higher unit sales of product compared to 2009.

Product revenue increased sequentially by 25% compared to the second quarter of 2010. The increase in data center infrastructure solutions contributed the majority of this increase, but UPS product revenues were 26% higher than the second quarter of 2010 and continuous power systems revenues decreased by 73% from the previous quarter. Our revenue related to production of our data center infrastructure products and our continuous power systems tend to be larger in value and from a small number of customers compared to sales of our UPS products. This smaller number of customers with greater transaction value can contribute to large quarterly fluctuations in revenue from each product family, due to the timing of orders and shipments in any particular accounting period. This quarter, revenue from data center infrastructure solutions represented 43% of total product revenue, up from 16% in the prior quarter.

Product sales from our OEM channels for the three-month period ended September 30, 2010 increased by 111%, or $773,000, compared to the third quarter of 2009 and represented 9% of our total product revenue for the period compared to 10% of total product revenue in the third quarter of 2009. For the nine-month period ended September 30, 2010 product sales from our OEM channels increased 4%, or $275,000 as compared to the same period in 2009 and represented 20% of our total product revenue for this period as compared to 34% of revenue in 2009. The growth in sales during 2010 from our OEM channel has been less than growth from our direct sales and our IT channel. Sales of our UPS products are a much smaller part of our OEM partner’s total business and subject to more volatility in quarterly sales, particularly during difficult economic periods as the OEM focuses on its core business. We do believe that sales from this channel will continue to increase as general conditions improve and due to the marketing commitment of the OEM partners to promote our UPS products over the last year. Caterpillar remains our largest OEM customer but is no longer the largest single customer of the Company.

During the three-month period ended September 30, 2010, we sold 97 flywheel units in UPS products, comparable to the 99 units that we sold in the second quarter of 2010. This was a 73% increase from the 56 units we sold in the third quarter of 2009. The average selling price per flywheel for the third quarter of 2010 was approximately $87,500 per flywheel, which compared to an average selling price of approximately $79,000 in the second quarter of 2010 and $78,000 in the third quarter of 2009. The higher average selling price is driven by higher non-OEM revenues, which historically generate higher average selling prices than our OEM channel sales.

During the nine-month period ended September 30, 2010, we sold 291 flywheel units in UPS products, a 27% increase over the 230 units that we sold in the same period of 2009. The average sales price per flywheel for the nine-month period ended September 30, 2010 was approximately $84,000, which compared to an average selling price of approximately $77,500 for the same period of 2009.

Our continuous power systems, including PowerHouse, and our data center infrastructure solutions contracts tend to be larger in value than our sales of UPS products, and this will contribute to more volatility on a quarterly basis based on the number and timing of such orders on hand for the relatively low number of transactions that we currently have each quarter. For the three months ended September 30, 2010, we completed one large order for data center infrastructure products that was over $7 million. Large contracts also can significantly affect our cash flows as we have significantly larger receivables per customer order. While this order and customer concentration does increase liquidity risk for us, we continue to improve and refine the payment terms of these sales opportunities as part of our working capital management. As our solutions business grows, the composition of our sales will likely change and fluctuate on a quarterly basis. We have experienced an increase in third party systems and components and data center infrastructure solutions that are being packaged and resold to our customers, that we believe will continue to help increase our total revenue. Margins on sales of third party equipment and portable data center infrastructure solutions are lower than the margins that we generate on our own manufactured goods.

Therefore, a significant increase in product revenues that was caused by higher sales of non -UPS products may not result in a commensurate percentage increase in our gross or operating profit levels. Further, the frequency and timing of our larger sales, including megawatt-class UPS products and our CPS, including PowerHouse, is more volatile and can result in material changes in period-to-period revenue. Such revenues also can occur in periods other than when originally anticipated, which can add to the potential volatility and affect our ability to meet forecasted targets.

North America sales were 82% of our total revenue for the three-month period ended September 30, 2010, compared to 40% for the same period in 2009 and 69% in the three-month period ended June 30, 2010. For the nine-month period ended September 30, 2010, our North America sales were 73% of total revenue, which compared to 65% of total revenue in the same period of 2009. In total, our North America sales increased by 94% for the nine-month period ended September 30, 2010 compared to the same period of 2009, reflecting the overall growth in the market for our products in total and in particular for our data center infrastructure solutions, and the improvement in overall market conditions within the U.S. data center market.

We also sell products directly to customers in Asia and Western Europe and we have a network of international distributors in other territories to sell products for us. In these markets, customers are more likely to purchase a total power solution from us rather than a stand-alone UPS system. This usually results in a longer selling cycle and makes quarterly results from these regions more volatile and dependent upon a smaller number of transactions. Thus the amount of revenue from our international markets can fluctuate significantly on a quarterly basis. Sales of Active Power branded products through our direct and manufacturer’s representative channels were 50% of our total revenue for the three-month period ended September 30, 2010, compared to 88% for the same period of 2009, and 60% of our total revenue for the three-month period ended June 30, 2010. Sales of Active Power branded products through our direct and manufacturer’s representative channels were 57% of our total revenue for the nine-month period ended September 30, 2010, compared to 68% for the same period of 2009. As direct sales typically have higher profit margins than sales through our OEM channels, we will continue to focus on our direct sales channel to increase revenue and improve profit margins and to decrease our dependency upon our OEM channel. We believe sales of our Active Power branded products in markets that were not covered by our OEMs will continue to increase over time and will continue to become a larger percentage of our total revenue.

We continue to expand the sales territories where we sell our Active Power branded products as we increase our sales distribution capabilities, particularly in Europe and Asia. In August we opened our first sales office in China as part of our efforts to add sales and service capabilities to this market in anticipation of future revenues. There is usually a gap between adding sales and service capability and generating meaningful revenue from a new territory. As a result, the investments that we have made during 2009 and 2010 in Europe and Asia will not generate higher revenues, if at all, from these regions until at least the fourth quarter of 2010. We continue to invest in sales, service and marketing capabilities in each of these regions.

Our products perform well in harsh environments where power quality or reliability is particularly poor, which makes them a good fit for countries with a poor power infrastructure or in harsh manufacturing or process environments, or situations where reliability is paramount, such as mission-critical business applications, particularly data center applications. Therefore we have traditionally focused our direct sales efforts on these types of customer situations.

Service and other revenue. Service and other revenue primarily relates to revenue generated from both traditional (after-market) service work and from customer-specific system engineering. This includes revenue from design, installation, startup, repairs or reconfigurations of our products and the sale of spare or replacement parts to our OEM and end-user customers. It also includes revenue associated with the costs of travel of our service personnel and revenues or fees received upon contract deferment or cancellation. Revenue from extended maintenance contracts with our customers is also included in this revenue category.

Service and other revenue increased by 13% for the three-month period ended September 30, 2010, compared to the same quarter of 2009 and increased by 41% for the nine-month period ended September 30, 2010 as compared to the same period in 2009. This increase is primarily due to higher levels of service and contract work from direct product sales made in prior quarters and from professional fees associated with PowerHouse and other continuous power system sales. For these customers we provide a full power solution, including site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user often including maintenance services. Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers. We anticipate that service and other revenue will continue to grow with product revenue, particularly as our PowerHouse system revenue grows, and as our installed base of UPS product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products, ancillary equipment that is sourced from external suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, depreciation of our manufacturing property and equipment, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total product revenue was 68% in the three-month periods ended September 30, 2010, as compared to 83% for the comparable period of 2009, and was 72% and 77 % in the nine-month periods ended September 30, 2010 and September 30, 2009, respectively. This decrease in cost as a percentage of revenue compared to 2009 is due primarily to increased sales volumes, which resulted in more efficient utilization of our manufacturing facility and a lower level of unabsorbed overhead costs. We continue to operate a manufacturing facility that has a manufacturing and testing capacity significantly greater than our current product revenue levels. A large portion of the costs involved in operating this manufacturing facility are fixed in nature and we typically incur approximately $300,000 to $500,000 in unabsorbed overhead each quarter. We continue to work on reducing our product costs through design enhancements and modifications, and vendor management programs and increasing our sales volume to absorb these expenses.

Cost of service and other revenue. Cost of service and other revenue includes the cost of component parts that we use in service or sell as spare parts, as well as labor and overhead costs of our service organization, including travel and related costs incurred in fulfilling our service obligations to our customers. The cost of service and other revenue increased to 94% of service and other revenue in the three-month period ended September 30, 2010, compared to 57% of service and other revenue in the same period of 2009. For the nine-month period ended September 30, 2010, the cost of service and other revenue was 74% of revenue as compared to 63% in the same period of 2009. This increase reflects higher costs relative to the increase in service and other revenues as we continue to expand the service team to broaden the geographic regions where we have service capability as our total business grows. Operationally we are challenged to manage the growth of our service organization congruent with the growth in total revenues so that we can meet customer requirements without growing our service organization cost structure too rapidly. During the current quarter we also did not have as many implementation projects for our continuous power systems, which contributed to lower utilization of our service personnel and decreased margins in our service business. A large portion of the costs involved in operating our service organization are fixed in nature and we incur approximately $300,000 to $600,000 in unabsorbed overhead each quarter. We continue to work on reducing our service overhead through better utilization of our service employees and cost control measures.

Gross profit. For the three month period ended September 30, 2010, our gross profit margin was 30% of revenue, compared to a 22% gross margin for the third quarter in 2009. For the nine-month period ended September 30, 2010 our gross margin was 28% of revenue, compared to 25% for the same period of 2009 The improvement in third quarter margin, combined with higher revenue levels resulted in a $3.6 million, or 191%, increase in gross profit for the quarter compared to the same period of the previous year. For the nine months ended September 30, 2010 our gross profits increased by $6.1 million, or 92%, compared to the same period in 2009. Higher average selling prices for our products, higher volumes of sales, new product introductions such as the data center infrastructure solutions, and the resulting greater utilization of our manufacturing facilities are the primary drivers behind this increase in gross profit compared to 2009. Our ability to continue to improve our gross profit will depend, in part, on our ability to continue to reduce material costs, improve our sales channel mix in favor of direct sales versus OEM, increase sales of higher margin products such as our UPS products, increase product prices and increasing our total revenues to a level that will allow us to improve the utilization of our manufacturing and service operations.

Research and development. Research and development expense primarily consists of compensation and related costs for employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Overall our research and development expenses were approximately $262,000, or 24%, lower in the third quarter of 2010 compared to the third quarter of 2009 and remained steady with the second quarter of 2010. Our research and development efforts in 2009 were largely focused on new configurations of our existing flywheel technology under development, as well as enhancements to parallel our UPS products and refinement and standardization of our containerized product solutions. The decrease in spending compared to 2009 reflects lower project related development costs this year as well as lower headcount costs. The prior year expenses also included higher prototype and development costs for paralleling our megawatt-class UPS products. We believe research and development expenses in the fourth quarter will remain at similar levels to those recorded in the third quarter.

Selling and marketing. Selling and marketing expense primarily consists of compensation, including variable sales compensation, and related costs, for sales and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs and the cost of our foreign sales operations. Selling and marketing costs were approximately $967,000, or 38%, higher in the third quarter of 2010 compared to the amount recorded in the third quarter of 2009 and remained steady with the expense level of the second quarter of 2010. The increase from 2009 primarily reflects higher variable sales compensation and performance-based compensation as a result of higher revenue and improving results. Our increase in total revenues has driven higher sales compensation expense, including payments we made to third party representatives, and is the most significant cause of the increase in selling and marketing expenses. The increase also reflects increased headcount as we concentrate on building and improving the Active Power brand, and expanding our sales organization, particularly in Europe and Asia, to support our direct selling and channel sales activities. We have added specific sales resources to support each of our OEM and IT sales channels during 2010, which we believe is contributing to the improved performance from each of these channels in 2010. We believe that fixed sales and marketing expenses will remain consistent in the fourth quarter of 2010 compared to those recorded in the third quarter of 2010.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including sales, property and franchise taxes. General and administrative expenses for the third quarter of 2010 decreased approximately $126,000, or 10%, compared to the same period in 2009 and decreased approximately $358,000, or 25%, as compared to the immediately preceding quarter. The decrease primarily reflects lower professional and consulting services fees and lower performance-based compensation expenses.

Interest expense, net. Net interest expense has increased from approximately $20,000 in the three-month period ended September 30, 2009 to approximately $30,000 in the three-month period ended September 30, 2010. This increase is due to the overall decline in interest rates since 2008 that lowered our investment returns, and higher interest expense paid on balances outstanding under our revolving credit arrangement as we have increased the amount outstanding under our credit facilities compared to 2009. Our average cash and investments balance over the three-month period ending September 30, 2010 has increased by $5.4 million, or 56%, compared to the average balance over the comparable period ending September 30, 2009 and has increased by approximately $1.7 million, or 19%, for the nine-month period ended September 30, 2010, , compared to the average balance over the comparable period of 2009.

Other expense, net. Net other expense in the third quarter of 2010 and 2009 reflects foreign exchange gains (losses) on a bank account held in foreign currencies by our subsidiary companies.

Liquidity and Capital Resources

Our primary sources of liquidity at September 30, 2010 are our cash and investments on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect that we have adequate capital resources in order to continue operating our business for at least the next 12 months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2010 and beyond or significantly affect our level of liquidity.

In February 2010, we sold approximately 13.25 million shares of common stock at a purchase price of $0.75 per share, for proceeds, net of fees and expenses, of approximately $9.0 million, in a firm-commitment underwritten offering made under a shelf registration statement that we had filed with the Securities and Exchange Commission and that had been declared effective in December 2009. The proceeds from this offering were designed to strengthen our balance sheet and to help fund our working capital requirements during 2010 and for general corporate purposes.

In August 2010, we entered into a Second Amended and Restated Loan and Security Agreement (the “Loan Agreement” with our existing bank, Silicon Valley Bank (“SVB”). This new facility increased the total liquidity available from $6.0 million to $12.5 million subject to certain borrowing bases. This new facility expanded our ability to borrow funds from U.S. receivables to also include qualifying receivables from our U.K. operations, increased our ability to use inventory as collateral for borrowing against, and also added an ability to borrow against purchase orders. These additional bases of borrowing were designed to allow us to use the credit facility to fund inventory purchases in the event we received large or multiple sales orders that would require a major investment in inventory and work in progress, to help fund continued growth in our business.

This new two-year loan facility provides for a secured revolving line of credit in an aggregate amount of up to eighty percent (80%) of the facility amount of $15.625 million, or $12.5 million, subject to certain borrowing bases. In the event we have maintained cash and cash equivalents of at least $6.25 million with SVB for at least 30 consecutive days, which is referred to as being in a “Streamline Period”, the borrowing base formula is based on eligible accounts receivable, eligible purchase orders and eligible inventory, subject to a sublimit of $5 million for U.K. accounts receivable, $3.5 million for inventory and $1.5 million for purchase orders. When we are not in a Streamline Period, our borrowings are limited based on accounts receivable and purchase orders that SVB has specifically agreed to finance and a borrowing base for eligible inventory. We may also request that SVB issue letters of credit on our behalf, of up to $1.5 million, as a portion of our total loan facility.

On August 5, 2010, the Company borrowed approximately $2.5 million in revolving loans, all of which was used to refinance all indebtedness owing from the Company to SVB under our previous credit facility. The new credit facility increases the total credit available from our previous loan facility with SVB, which was $6.0 million, and enables us to borrow against eligible inventory, foreign receivables and customer purchase orders in addition to eligible accounts receivable.

During the quarter ended September 30, 2010, we borrowed an additional $1.0 million under this credit facility. Based on the borrowing base formula, we had an additional $3.1 million available for use at September 30, 2010 under this credit facility.

The Company will pay a finance charge on each account receivable financed by SVB at a per annum rate equal to SVB’s prime rate, subject to a minimum prime rate of four percent (4.00%), plus one and one-half percent (1.50%). The Company will pay a finance charge on each purchase order financed by SVB at a per annum rate equal to SVB’s prime rate, subject to a minimum prime rate of four percent (4.00%), plus one and one-quarter percent (1.25%) when a Streamline Period is not in effect or two percent (2.00%) when a Streamline Period is in effect. When we are not in a Streamline Period, these finance charges will be based on the face amount of the receivable or the purchase order, and otherwise, will be based on the amount financed by SVB.

Each advance based upon inventory accrues interest at a per annum rate equal to SVB’s prime rate, subject to a minimum prime rate of four percent (4.00%), plus (i) one and one-half percent (1.50%) when we are in a Streamline Period and (ii) three and five-eighths percent (3.625%) when we are not in a Streamline Period.

Finance charges and interest are payable monthly, and all principal and interest is due on the maturity date of August 5, 2012. However, when we are not in a Streamline Period, we must repay advances based on receivables when we receive payment on the receivable that has been financed, and we must repay advances based on purchase orders within 120 days of the date of the purchase order, together with all finance charges on such advances.

The revolving loans made to us under this loan facility will be secured by a lien on substantially all of our assets. In addition, on August 5, 2010, Active Power Solutions Limited, a wholly-owned United Kingdom subsidiary of the Company, entered into a Guarantee and Debenture with SVB (the “Guarantee and Debenture”), pursuant to which Active Power Solutions Limited guarantied all of the obligations of the Company under the Loan Agreement and secured its obligations under the Guarantee and Debenture with a security interest on substantially all of its assets.

The Loan Agreement includes customary affirmative covenants for a credit facility of this size and type, including delivery of financial statements, compliance with laws, maintenance of insurance and protection of intellectual property rights. Further, the Loan Agreement contains customary negative covenants for a credit facility of this size and type, including covenants that limit or restrict the Company’s ability to, among other things, dispose of assets, change its business, change its CEO or CFO without replacing such person within 120 days, have a change in control, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, make distributions, repurchase stock, and enter into certain transactions with affiliates. The Loan Agreement also requires the Company to maintain a minimum liquidity ratio of 1.25:1. The Company is currently in compliance with all loan covenants under the Loan Agreement.

The Loan Agreement contains customary events of default that include, among other things, non-payment defaults, covenant defaults, material adverse change defaults, insolvency defaults, material judgment defaults and inaccuracy of representations and warranty defaults. The occurrence of an event of default could result in the acceleration of obligations under the Loan Agreement, in which case the Company must repay all loans and related charges, fees and amounts then due and payable, and our subsidiary may be required to pay any such amounts under the Guarantee and Debenture. At the election of SVB, upon the occurrence and during the continuance of an event of default, finance charges or interest rates, as applicable, will increase an additional five percentage points (5.00%) per annum above the rate that is otherwise applicable thereto upon the occurrence of such event of default, and the collateral handling fees will increase by one-half percent (0.50%).

A substantial increase in sales of our PowerHouse or our data center infrastructure solutions products or an increase in UPS sales may materially impact the amount of liquidity required to fund our operations. The amount of time between the receipt of payment from our customers and our expenditures for raw materials, manufacturing and shipment of products (the cash cycle) for sales of our CleanSource UPS product can be as short as 45 days, and is typically 60 days. However, the cash cycle on a PowerHouse sale can be as much as 210 days, depending upon customer payment terms. We intend to mitigate the financial impact of this longer cash cycle by requiring customer deposits and periodic payments where possible from our customers. This is not always commercially feasible, and in order to increase our PowerHouse sales, we may be required to make larger investments in inventory and receivables. These larger investments may require us to obtain additional sources of working capital, debt or equity financing in order to fund this business.

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

The following table summarizes the quarterly changes in cash provided by (used in) operating activities:

($ in thousands)	Nine months ended September 30,		Variance 2010 vs. 2009
	2010	2009	$	%
Cash used in operating activities	$(2,513)	$(5,519)	$(3,006)	(54)%

Cash used in operating activities decreased by $3 million, or 54%, in the nine-month period ended September 30, 2010 compared to the same period of 2009. This was primarily due to a $4.8 million reduction in operating losses compared to 2009, offset by a $1.8 million increase in our working capital requirements. Increased sales in the third quarter resulted in an increase in our receivables by approximately $1.1 million compared to year end and an increase of $2 million compared to June 30, 2010 levels. While we were able to reduce our finished goods inventory by $1.3 million during the nine-month period ended September 30, 2010, this was offset by an increase of $1.0 million in work-in-process inventory due to in-process order fulfillment for future PowerHouse orders. We also decreased our accounts payable by approximately $500,000 compared to year end due to normal vendor payment schedules and consistent with the decrease in inventory. We anticipate that the level of cash used in operating activities will decrease in the fourth quarter of 2010 as we collect these outstanding receivables. However, the size and timing of orders and shipments during the fourth quarter may require us to invest in inventory or receivables to support the anticipated revenue growth.

The following table summarizes the quarterly changes in cash (used in) provided by investing activities:

($ in thousands)	Nine months ended September 30,		Variance 2010 vs. 2009
	2010	2009	$	%
Cash (used in) provided by investing activities	$(532)	$202	$(734)	(363)%

Investing activities primarily consist of sales and purchases of investments and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these funds to finance our ongoing operations. Capital expenditures were approximately $532,000 in the nine-month period ending September 30, 2010, compared to approximately $498,000 in the same period of 2009. Cash provided by sales and purchases of investments were $0 in the nine-month period ending September 30, 2010, compared to approximately $700,000 in the same period of 2009.

The following table summarizes the quarterly changes in cash provided by financing activities:

($ in thousands)	Nine months ended September 30,		Variance 2010 vs. 2009
	2010	2009	$	%
Cash provided by financing activities	$10,007	$3,005	7,002	233%

The increases in funds provided by financing activities during the nine-month period ended September 30, 2010 primarily reflect the sale of common stock in February 2010 in a firm-commitment underwritten offering pursuant to which we sold approximately 13.25 million shares of common stock at a purchase price of $0.75 per share, for proceeds, net of fees and expenses, of $9.0 million. These proceeds were designed to strengthen our balance sheet and used to help fund our working capital requirements during 2010 and for general corporate purposes. We also drew $1.0 million on our revolving line of credit in the nine-month period ended September 30, 2010, as compared to $60,000 in the comparable period of 2009. Funds provided by financing activities during the nine-month period ended September 30, 2009 reflect the sale of common stock through a private placement to an institutional investor pursuant to which we sold 6.0 million shares of common stock at $0.50 per share.

We believe that our cash and investments will be sufficient to fund our operations for at least the next 12 months. Our sales cycle is such that we generally have visibility 2-3 quarters in advance for future orders that allows us to predict revenues over this period of time with some degree of confidence. However, a sudden change in business volume, positive or negative, from any of our business or channel partners or in our direct business could significantly impact our expected revenues. The recent global economic downturn has reduced our confidence at predicting future revenues, and even with improving economic conditions, there is still uncertainty and risk in our forecasting. This 2-3 quarter window of sales visibility does provide us with some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we can see and anticipate a shortfall in revenue or give us time to identify additional sources of funding if we anticipate an increase in our working capital requirements due to increased revenues or changes in our revenue mix. If there is a significant increase especially in our PowerHouse or our data center infrastructure solutions business, this could potentially impact the amount of working capital that we may require, due to the longer production time and cash cycle of sales of these products.

We expect the level of capital investments to remain similar in 2010 to those in 2009. We currently intend to invest in several PowerHouse systems to use for demonstration purposes in the U.S., China and the U.K. to help our sales efforts, but we are not planning any other major capital investments during the remainder of 2010.

Recent Accounting Pronouncements

In October 2009, the FASB updated FASB ASC 605, Revenue Recognition (“FASB ASC 605”) that amended the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will change the application of the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted and so we adopted this policy with effect from the beginning of our financial year on January 1, 2010. Other than increased disclosure requirements, adoption of this policy did not have any material impact on our consolidated financial statements.

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

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following documents are filed as exhibits to this report:

3.1*	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s Quarterly Report on Form 10-Q filed on July 28, 2006)

3.2.*	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on February 2, 2007)

3.3*	Amendment to Second Amended and Restated Bylaws (filed as Exhibit 3.01 to Active Power’s Current Report on Form 8-K filed on December 7, 2007)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946))

4.2*	Rights Agreement, dated as of December 13, 2001, between Active Power and Equiserve Trust N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K filed on December 14, 2001)

4.3*	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock.

10.1	Second Amended and Restated Loan and Security Agreement dated August 5, 2010

10.2	Guarantee and Debenture dated August 5, 2010

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Incorporated by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

October 26, 2010	/S/ JAMES A. CLISHEM
(Date)	James A. Clishem
President and Chief Executive Officer (Principal Executive Officer)

October 26, 2010	/S/ JOHN K. PENVER
(Date)	John K. Penver
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)