Form 10-Q
period 2011-03-31
ACTIVE POWER INC
filed 2011-04-27
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of common stock, par value of $0.001 per share, outstanding at April 26, 2011 was 79,995,479.

ACTIVE POWER, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,772	$15,416
Short-term investments in marketable securities	142	134
Accounts receivable, net of allowance for doubtful accounts of $287 and $330 at March 31, 2011 and December 31, 2010, respectively	15,042	14,708
Inventories	7,800	6,430
Prepaid expenses and other	795	511
Total current assets	37,551	37,199
Property and equipment, net	1,993	2,005
Deposits and other	324	314
Total assets	$39,868	$39,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,677	$6,022
Accrued expenses	5,051	7,068
Deferred revenue	3,426	2,492
Revolving line of credit	3,535	2,535
Total current liabilities	18,689	18,117
Long-term liabilities	660	579
Stockholders’ equity:
Common stock	80	80
Treasury stock	(115)	(103)
Additional paid-in capital	275,272	274,807
Accumulated deficit	(254,867)	(253,801)
Other accumulated comprehensive income (loss)	149	(161)
Total stockholders’ equity	20,519	20,822
Total liabilities and stockholders’ equity	$39,868	$39,518

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Product revenue	$14,738	$9,386
Service and other revenue	2,591	1,731
Total revenue	17,329	11,117

Cost of goods sold:
Cost of product revenue	10,522	6,865
Cost of service and other revenue	2,097	1,401
Total cost of goods sold	12,619	8,266

Gross profit	4,710	2,851

Operating expenses:
Research and development	921	835
Selling and marketing	3,470	3,258
General and administrative	1,368	1,317
Total operating expenses	5,759	5,410

Operating loss	(1,049)	(2,559)

Interest expense, net	(33)	(26)
Other income (expense), net	16	(4)
Net loss	$(1,066)	$(2,589)
Net loss per share, basic & diluted	$(0.01)	$(0.04)

Shares used in computing net loss per share, basic & diluted	79,848	71,525

Comprehensive loss:
Net loss	$(1,066)	$(2,589)
Translation (gain) loss on subsidiaries in foreign currencies	310	(161)
Comprehensive loss	$(756)	$(2,750)

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statements of Cash Flows

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(1,066)	$(2,589)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	358	505
Change to allowance for doubtful accounts	(43)	(39)
Unrealized gain on marketable securities	(8)	—
(Gain) Loss on disposal of fixed assets	(20)	21
Stock-based compensation	324	169
Changes in operating assets and liabilities:
Accounts receivable	(291)	4,961
Inventories	(1,370)	32
Prepaid expenses and other assets	(294)	1
Accounts payable	655	(2,713)
Accrued expenses	(2,017)	251
Deferred revenue	934	499
Long-term liabilities	81	222
Net cash provided by (used in) operating activities	(2,757)	1,320

Investing activities

Purchases of property and equipment	(326)	(95)
Net cash used in investing activities	(326)	(95)

Financing activities
Proceeds from private placement of common stock	—	9,922
Issuance costs of private placement	—	(886)
Proceeds from draw on revolving line of credit	1,000	—
Proceeds from employee stock purchases	141	1
Purchases of treasury stock	(12)	(30)
Net cash provided by financing activities	1,129	9,007

Translation gain (loss) on subsidiaries in foreign currencies	310	(161)

Change in cash and cash equivalents	(1,644)	10,071
Cash and cash equivalents, beginning of period	15,416	7,489
Cash and cash equivalents, end of period	$13,772	$17,560

See accompanying notes.

Index

Active Power, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

1.	Significant Accounting Policies

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recently issued accounting standards
On January 1, 2010, we adopted amendments to authoritative literature that modifies the revenue recognition guidance for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable in the arrangement based on relative selling price of the elements. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. The authoritative literature permitted prospective or retrospective adoption, and we elected prospective adoption. Other than the increased disclosure requirements of adoption of this policy, the adoption of these amendments did not change our units of accounting, allocation of arrangement consideration, or pattern or timing of revenue recognition. It also did not have a significant impact on our financial position, results of operations, or cash flows for the quarter ended March 31, 2011. See Note 2 for additional discussion of the Company’s revenue recognition policy.

2.	Supplemental Balance Sheet Information

Receivables
Accounts receivable consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Trade receivables	$15,329	$15,038
Allowance for doubtful accounts	(287)	(330)
	$15,042	$14,708

Index

Inventory
We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$5,716	$5,243
Work in process	3,284	2,382
Finished goods	1,065	1,148
Allowances for obsolescence	(2,265)	(2,343)
	$7,800	$6,430

Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Equipment	$9,626	$9,574
Demonstration units	1,663	1,195
Computers and purchased software	3,606	3,425
Furniture and fixtures	362	362
Leasehold improvements	7,328	7,328
Construction in progress	43	389
	22,628	22,273
Accumulated depreciation	(20,635)	(20,268)
	$1,993	$2,005

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Compensation and benefits	$1,985	$3,985
Warranty liability	714	677
Property, income, state, sales and franchise tax	1,211	1,193
Professional fees	435	360
Other	706	853
	$5,051	$7,068

Warranty Liability
Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. Occasionally we offer longer warranty periods to certain customers. The warranty period for products sold to our OEM customer, Caterpillar, is 12 months from the date of shipment to the end-user, or up to 36 months from shipment. This is dependent upon Caterpillar complying with our storage requirements for our products in order to preserve this warranty period beyond the standard 18-month limit. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is included in accrued expenses and long-term liabilities on the accompanying consolidated balance sheet.

Index

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2010	$734
Warranty expense	225
Warranty charges incurred	(189)
Balance at March 31, 2011	$770
Warranty liability included in accrued expenses	$714
Long-term warranty liability	56
Balance at March 31, 2011	$770

Revenue Recognition
In general, we recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. In general, revenue is recognized when revenue-generating transactions generally fall into one of the following categories of revenue recognition:

•
We recognize product revenue at the time of shipment for substantially all products sold directly to customers and through distributors because title and risk of loss pass on delivery to the common carrier. Our customers and distributors do not have the right to return products. If title and risk of loss pass at some other point in time, we recognize such revenue for our customers when the product is delivered to the customer and title and risk of loss have passed.

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

Multiple element arrangements (“MEAs”). Arrangements to sell products to customers frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of our CleanSource UPS or PowerHouse products, combined with one or more of the following products: design services, project management, commissioning and installation services, spare parts or consumables, and EMAs. Delivery of the various products or performance of services within the arrangement may or may not coincide. Certain services related to design and consulting may occur prior to delivery of product and commissioning and installation typically takes place within six months of product delivery, depending upon customer requirements. EMAs, consumables, and repair, maintenance or consulting services generally are delivered over a period of one to five years. In certain arrangements revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of future products and services.

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

Any taxes imposed by governmental authorities on our revenue-producing transactions with customers are shown in our consolidated statements of operations on a net-basis; that is, excluded from our reported revenues.

Index

3.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Net loss	$(1,066)	$(2,589)

Basic and diluted:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	79,848	71,525
Basic and diluted net loss per share	$(0.01)	$(0.04)

The calculation of diluted loss per share excludes 9,969,358 and 7,108,158 shares of common stock issuable upon exercise of employee stock options as of March 31, 2011 and 2010, respectively, and 19,001 non-vested shares of common stock issuable upon exercise of restricted stock awards as of March 31, 2010, because their inclusion in the calculation would be anti-dilutive. There were no restricted stock awards outstanding at March 31, 2011. As of March 31, 2011 and 2010, there was no common stock subject to repurchase.

4.	Fair Value of Financial Instruments

Investments in marketable securities consist of money-market funds, commercial paper and debt securities with readily determinable fair values. Active Power accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments. We classify investments in marketable securities as available-for-sale and all reclassifications made from unrealized gains/losses to realized gains/losses are determined based on the specific identification method. The carrying amount of investments in marketable securities approximated fair value at March 31, 2011 and December 31, 2010.

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

The carrying value of our investments in marketable securities consists of the following at March 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Money–market funds	$142	$—	$—	$142
	$142	$—	$—	142
Less: Short-term investments in marketable securities				142
Long-term investments in marketable securities				$—

The fair value by contractual maturity of our marketable securities at March 31, 2011 is shown below:

Within one year	$142
$142

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

Index

Level 3—uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment.

Inputs are referred to as assumptions that market participants would use in pricing the asset or liability. The uses of inputs in the valuation process are categorized into a three-level fair value hierarchy.

Our Level 1 assets and liabilities consist of cash equivalents and short-term investments, which are primarily invested in money market funds. These assets are classified as Level 1 because they are valued using quoted prices in active markets and other relevant information generated by market transactions involving identical assets and liabilities.

The fair value of our cash equivalents, which are primarily invested in money market funds, was determined using the following inputs as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011
	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money-market funds	$3,235	$—	$—	$3,235
Total	$3,235	$—	$—	$3,235
Amounts included in:
Cash and cash equivalents	$3,093	$—	$—	$3,093
Short-term investments	142	—	—	142
Total	$3,235	$—	$—	$3,235

December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money-market funds	$3,227	$—	$—	$3,227
Total	$3,227	$—	$—	$3,227
Amounts included in:
Cash and cash equivalents	$3,093	$—	$—	$3,093
Short-term investments	134	—	—	134
Total	$3,227	$—	$—	$3,227

For cash and cash equivalents, marketable securities, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments.

5.	Guarantees

In certain geographical regions, particularly Europe and Africa, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our warranty obligations. We secure these guarantees with standby letters of credit through our bank. At March 31, 2011 and, December 31, 2010 we had $48 and $547, respectively, of performance guarantees outstanding to customers that were secured with letters of credit.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward- looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2010 Annual Report on Form 10-K and in Part II, Item 1A of this Form 10-Q for a discussion of items that may affect our future results.

Overview
Active Power is headquartered in Austin, Texas, where we manufacture our patented flywheel uninterruptible power supply (“UPS”) systems and continuous power and infrastructure solutions.  These solutions ensure continuity for business and IT operations for enterprises, data center operations and IT service providers in the event of power disturbances.

Our products and solutions are designed to deliver continuous clean power during power disturbances and outages, voltage sags and surges and provide ride-through power in the event of utility failure, supporting operations until utility power is restored or a longer term alternative power source, such as a diesel generator, is started.  We believe that our products offer an advantage over those of our competitors in the areas of space and energy efficiency, total cost of ownership, system reliability, modular design and the economically green benefits of our solutions.

As of March 31, 2011, we have shipped more than 2,900 flywheels in UPS system installations, delivering more than 725 megawatts of critical power to customers in 42 countries around the world. We are headquartered in Austin, Texas, with international offices in the United Kingdom, Germany, China and Japan.

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

Leveraging our expertise in containerization and power distribution, in 2010 we began to manufacture continuous infrastructure solutions, designed to specification for select business partners.  These solutions serve as the infrastructure for modular data centers, which are self-contained, fully-functional data centers.  Modular data centers may be rapidly deployed with other modular data centers as a cost-effective alternative to traditional raised-floor data centers.  Active Power designs and delivers the exterior shell and a fully fitted-out interior (including electrical, cooling, monitoring, and other elements) ready for the customer to add its IT racks and servers.  After the customer adds its IT equipment to our continuous infrastructure solution, the customer has a functional data center.   We expect revenue to grow in coming years from current and future customers as modular data center infrastructure continues to gain acceptance in the market.

Index

We sell our products to a wide array of commercial and industrial customers across a variety of vertical markets, including data centers, manufacturing, technology, broadcast and communications, financial, utilities, healthcare, government and airports. We have expanded our global sales channels and direct sales force, selling in all major geographic regions of the world, but particularly in North America, Europe and Asia. We sell our products through the following distribution methods:

•	Sales made directly by Active Power;

•	Manufacturer’s representatives;

•	Distributors;

•	OEM partners; and

•	Strategic IT Partners.

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

We believe that our total revenue will continue to grow from all of our products and as we continue to focus on selling more complete systems rather than just products. In particular, we expect continuing market acceptance of containerized solutions to drive higher sales of our PowerHouse and containerized infrastructure solution products globally. We also believe that the global growth in data center demand will lead to higher sales of our UPS products. We are specifically targeting those customers with large IT and power needs who have the ability to make frequent and large UPS purchases as their global operations expand.

Our commercialization strategy remains focused on the following:

•	Building the Active Power brand globally;

•	Expanding our distribution channels;

•	Creating innovative solutions; and

•	Focusing on operating and product cost reduction.

As a result of this strategy, we have been successful in improving our operating and financial performance, broadening our global footprint, diversifying our customer base, broadening our sales channels and partners, and moving higher up the customer value chain with innovative developments of our core underlying product technology.

Index

Results of Operations

($ in thousands)	Three months ended March 31,				Variance 2011 vs. 2010
	2011	% of total revenue	2010	% of total revenue	$	%
Product revenue	$14,738	85%	$9,386	84%	$5,352	57%
Service and other revenue	2,591	15%	1,731	16%	860	50%
Total revenue	17,329	100%	11,117	100%	6,212	56%
Cost of product revenue	10,522	61%	6,865	62%	3,657	53%
Cost of service and other revenue	2,097	12%	1,401	12%	696	50%
Total cost of revenue	12,619	73%	8,266	74%	4,353	53%
Gross profit	4,710	27%	2,851	26%	1,859	65%
Operating expenses:
Research and development	921	5%	835	8%	86	10%
Selling and marketing	3,470	20%	3,258	29%	212	7%
General and administrative	1,368	8%	1,317	12%	51	4%
Total operating expenses	5,759	33%	5,410	49%	349	6%
Operating loss	(1,049)	(6)%	(2,559)	(23)%	(1,510)	(59)%
Interest expense, net	(33)	—	(26)	—	7	27%
Other income (expense), net	16	—	(4)	—	(20)	(500)%
Net loss	$(1,066)	(6)%	$(2,589)	(23)%	$(1,523)	(59)%

Product revenue. Product revenue primarily consists of sales of our CleanSource power quality products, CPS and other data center infrastructure solutions. Our CleanSource power quality products are comprised of both UPS and DC product lines and our CPS are comprised of our UPS systems and some combination of third party ancillary equipment, such as engine generators and switchgear. The CPS products may be sold in a containerized solution that we call PowerHouse, or as separate equipment. Our data center infrastructure solutions provide power distribution, cooling capabilities, security systems, fire suppression and monitoring capabilities for our IT channel partners. Our product revenue was derived from the following sources:

($ in thousands)	Three Months Ended March 31,		Variance
	2011	2010	$	%
Product revenue:
UPS product revenue	$9,315	$8,210	$1,105	13%
Continuous Power Systems	4,672	579	4,093	707%
Data center infrastructure solutions	751	597	154	26%
Total product revenue	$14,738	$9,386	$5,352	57%

Product revenue increased $5.4 million, or 57%, compared to the first quarter of 2010. The majority of this increase, or $4.1 million, was related to an increase in continuous power systems, including our PowerHouse products.  Our UPS product revenues increased by $1.1 million, or 13%, compared to the prior year primarily as a result of an increase of $2.5 million in sales of our megawatt class UPS products, offset by a $1.7 million decrease in sales of our 250-900kVA CleanSource product line.  This change in product mix and revenue source was driven by the particular customer orders at any point in time and can vary based upon customer load and space requirements. The large value of CPS and infrastructure solutions orders may cause large fluctuations in the quarterly product revenue generated from each of these sources.

Product revenue declined 10% compared to the fourth quarter of 2010 primarily due to lower PowerHouse and CPS revenues. This decrease compares to a 14% decrease in product revenue in the first quarter of 2010, as compared to the fourth quarter of 2009. The UPS industry in general, and our business in particular, traditionally has experienced a seasonal decline in revenue during the first calendar quarter of each year.

Product sales from our OEM channels increased by 110%, or $2.8 million, compared to the first quarter of 2011 and increased 62%, or $2.0 million, compared to the fourth quarter of 2010. We have supported our OEM partners’ efforts to sell total solutions to their customers where they can sell generators and switchgear that they manufacture along with our UPS systems. We believe that some of the increase in sales is due to our OEM partners’ success in selling complete solutions to their customers, and we believe that this will continue to drive an increase in UPS product revenue in 2011 as they have more success with this sales strategy.  Sales to Caterpillar, our primary OEM channel, represented 36% of our product revenue for the three-month period ended March 31, 2011, as compared to 27% of our product revenue in the comparable period of 2010. Caterpillar remains one of our largest customer s as well as our largest OEM customer.

Index

During the quarter we delivered 31.2 megawatts of critical power systems, which generated $480,000 in revenue per megawatt. This compares to 23.6 megawatts of critical power systems delivered in the first quarter of 2010, which generated $414,000 in revenue per megawatt.

Our CPS and PowerHouse contracts tend to be larger in value and from a smaller number of customers compared to sales of our UPS products. This smaller number of customers with greater transaction value can contribute to large quarterly fluctuations in revenue from each product family, due to the timing of orders or shipments in any particular accounting period. The size of these transactions has been increasing and individual CPS transactions have been as high as $6 million in 2010 as we have delivered multiple CPS products to a single customer, and our largest single order for continuous infrastructure products was over $7 million. A small number of transactions  can therefore lead to significant revenue, but cause greater volatility in our quarterly results and increase liquidity risk for us as we continue to refine and improve the payment terms of these opportunities as part of our working capital management.

North America sales were 48% of our total revenue for the three-month period ended March 31, 2011, compared to 61% for the same period in 2010 and 66% in the three-month period ended December 31, 2010.

We also sell products directly to customers in Asia and Western Europe and we have a network of international distributors in other territories that sell products for us. In these markets, customers are more likely to purchase a total power solution from us rather than a stand-alone UPS system. This usually results in a longer selling cycle and makes quarterly results from these regions more volatile. Thus the amount of revenue from our international markets can fluctuate significantly on a quarterly basis.

Sales of Active Power branded products through our direct and manufacturer’s representative channels were 55% of our total revenue for the three-month period ended March 31, 2011, compared to 63% for the same period of 2010, and 51% of our total revenue for the three-month period ended December 31, 2010. As direct sales typically have higher profit margins than sales through our OEM channels, we will continue to focus on our direct sales channel to increase revenue and improve profit margins and to decrease our dependency upon our OEM channel. We believe sales of our Active Power branded products in markets that are not covered by our OEMs will continue to increase over time and will continue to become a larger percentage of our total revenue.

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

Service and other revenue increased by 50% in the first quarter of 2011, compared to the first quarter of 2010, and decreased by 15% from the fourth quarter of 2010. This increase from the first quarter of 2010 is primarily due to higher levels of service and contract work from direct product sales and from professional fees associated with PowerHouse and other CPS sales that have increased substantially compared to the same period in 2010. For these CPS customers we provide a full power solution, including site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user often including maintenance services.  We also had increased service revenues from maintenance contracts and repair related activities as our increasing installed base of UPS customers provides greater opportunities to generate such revenues. Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers so these revenue opportunities do not typically exist for us on our OEM sales. We anticipate that service and other revenue will continue to grow with product revenue, particularly as our PowerHouse system revenue grows, and as our installed base of UPS product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required.

Index

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products, ancillary equipment that is sourced from external suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, depreciation of our manufacturing property and equipment, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total product revenue was 71% in the first quarter of 2011, as compared to 73% for the first quarter of 2010 and 73% for the fourth quarter of 2010. This decrease in cost as a percentage of revenue compared to the first quarter of 2010 is due primarily to increased UPS sales volumes, which resulted in more efficient utilization of our manufacturing facility and a lower level of unabsorbed overhead costs in our manufacturing operation. We continue to operate a manufacturing facility that has a manufacturing and testing capacity significantly greater than our current product revenue levels. A large portion of the costs involved in operating this manufacturing facility are fixed in nature, and we can incur up to $600,000 in unabsorbed overhead each quarter depending on the level of UPS system production. We continue to work on reducing our product costs through design enhancements and modifications, vendor management programs and increasing our sales volume to absorb these expenses. Overall the change in cost of product revenue for the first quarter of 2011 was consistent with the change in total product revenue compared to the first quarter of 2010.

Cost of service and other revenue. Cost of service and other revenue includes the cost of component parts that we use in service or sell as spare parts, as well as labor and overhead costs of our service organization, including travel and related costs incurred in fulfilling our service obligations to our customers. The cost of service and other revenue remained steady at 81% of service and other revenue in the first quarter of 2011 and 2010 and increased from 75% of revenue in the fourth quarter of 2010. This increase from the prior quarter reflects higher costs relative to the increase in service and other revenues as we continue to expand our service team to broaden the geographic regions where we have service capability as our total business grows. Operationally, we are challenged to manage the growth of our service organization congruent with the growth in total revenues so that we can meet customer requirements without growing our service organization cost structure too rapidly.  The utilization of our service personnel will also be affected by the number of PowerHouse and infrastructure solution products implemented in a particular period and in periods where we have a low number of installation projects, we would expect our costs as a percentage of revenue to increase. A large portion of the costs involved in operating our service organization are fixed in nature and we incur approximately $300,000 to $600,000 in unabsorbed overhead each quarter. We continue to work on reducing our service overhead through better utilization of our service employees and cost control measures. This infrastructure also means that we can leverage this investment and grow our service capabilities substantially by adding direct technical labor only as required.

Gross profit. For the first quarter of 2011, our gross profit margin was 27% of revenue, compared to a 26% gross margin for the first quarter in 2010 and 28% in the fourth quarter of 2010. Higher volumes of sales, new product introductions such as the data center infrastructure solutions, and the resulting greater utilization of our manufacturing facilities are the primary drivers behind this increase in gross profit compared to 2010. Our ability to continue to improve our gross profit will depend, in part, on our ability to continue to reduce material costs, improve our sales channel mix in favor of direct sales versus OEM sales, increase sales of higher margin products such as our UPS products, increase product prices and increase our total revenues to a level that will allow us to improve the utilization of our manufacturing and service operations.

Research and development. Research and development expense primarily consists of compensation and related costs for employees engaged in research, development and engineering activities, third party consulting and product development activities, as well as an allocated portion of our occupancy costs. Overall our research and development expenses were $86,000, or 10%, higher in the first quarter of 2011 compared to the first quarter of 2010 and $26,000, or 3% higher than the fourth quarter of 2010. Our research and development efforts in 2010 were largely focused on new configurations of our existing flywheel technology, as well as refinements and enhancements to the standardization of our PowerHouse and containerized infrastructure solution products.  We are currently developing a new generation of UPS product that we believe will offer greater power and space efficiencies than our existing products, and our research and development cost increases are primarily attributable to our efforts on this project, as well as as design activities around our continuous infrastructure solution products.  We believe research and development expenses in the second quarter of 2011 will remain at similar levels to those recorded in the first quarter of 2011.

Selling and marketing. Selling and marketing expense primarily consists of compensation, including variable sales compensation, and related costs, for sales and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs and the cost of our foreign sales operations. Selling and marketing costs were $212,000, or 7%, higher in the first quarter of 2011 compared to the first quarter of 2010 and increased $700,000, or 25%, from the fourth quarter of 2010. The increase from the first quarter of 2010 and the immediately preceding quarter  largely reflects increased headcount as we concentrate on developing and improving the Active Power brand, and expanding our sales organization to support our direct selling and channel sales activities, as well as from increased spending on marketing activities such as tradeshows, which is traditionally heaviest in the first calendar quarter of each year and higher variable sales compensation expense. We believe that sales and marketing expenses will decline slightly in the second quarter of 2011 compared to the first quarter of 2011, except for changes in variable selling expenses that are based on fluctuations in total revenue.

Index

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including sales, property and franchise taxes. General and administrative expenses for the first quarter of 2011 increased $51,000, or 4%, compared to the same period in 2010 and decreased $126,000, or 8%, as compared to the fourth quarter of 2010. The increase from the first quarter of 2010 is due to higher professional and consulting fees. The decrease from the previous quarter is due to lower performance-based compensation expenses.

Interest expense, net. Net interest expense has increased from $26,000 in the first quarter of 2010 to $33,000 in the first quarter of 2011, or by 27%. We incurred higher interest expense as we had a larger average outstanding balance on our revolving credit facility. Our average cash and investments balance over the three-month period ending March 31, 2011 has increased by approximately $2.2 million, or 18%, compared to the average balance over the comparable period ending March 31, 2010. However, the low interest rate environment means that this has not resulted in a substantial increase in interest income.

Other income (expense), net. Other income (expense) in the first quarter of 2011 and 2010 reflects foreign exchange gains (losses) on a bank account held in foreign currencies by our subsidiary company.

Liquidity and Capital Resources

Our primary sources of liquidity at March 31, 2011 are our cash and investments on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect that we have adequate capital resources in order to continue operating our business for at least the next 12 months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2011 and beyond or significantly affect our level of liquidity.

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

Index

The following table summarizes the quarterly changes in cash provided by (used in) operating activities:

($ in thousands)	Three months ended March 31,		Variance 2011 vs. 2010
	2011	2010	$	%
Cash provided by (used in) operating activities	$(2,757)	$1,320	$4,077	309%

Cash used in operating activities increased by 309% in the three-month period ended March 31, 2011 compared to the same period of 2010. This was primarily due to changes in our working capital requirements and the timing of product shipments to our customers. We typically experience a seasonal decline in revenue in our first calendar quarter of each year and anticipate receivables to decrease. However due to timing of customer billings and payments, accounts receivable increased $334,000 compared to the year-end balance.  Our inventories also increased by $1.4 million since December 31, 2010 due to higher levels of work in progress for customer orders planned to ship in our second quarter of 2011, particularly in Asia and  there was a decrease in our accrued liabilities due to the payment of performance-based compensation related to 2010. These changes were offset by increases in our accounts payable  and an increase in deferred revenues as we continue to collect deposit and interim payments from our customers with our larger CPS and infrastructure orders. We anticipate that the level of cash used in operating activities will decrease in the second quarter as we collect our receivables but this is subject to risk if we have to invest in inventory in connection with future order deliveries.

The following table summarizes the quarterly changes in cash used in investing activities:

($ in thousands)	Three months ended March 31,		Variance 2011 vs. 2010
	2011	2010	$	%
Cash used in investing activities	$(326)	$(95)	$231	243%

Investing activities primarily consist of purchases of property and equipment. Capital expenditures were $326,000 in the three-month period ending March 31, 2011, compared to $95,000 in the same period of 2010 as we invested in demonstration and rental equipment to support our sales activities.

The following table summarizes the quarterly changes in cash provided by financing activities:

($ in thousands)	Three months ended March 31,		Variance 2011 vs. 2010
	2011	2010	$	%
Cash provided by financing activities	$1,129	$9,007	(7,878)	(87)%

Funds provided by financing actives during the three months ended March 31, 2011 reflect a draw of $1.0 million on our revolving line of credit and proceeds from the exercise of employee stock options. Funds provided by financing activities during the three months ended March 31, 2010 primarily reflect the sale of common stock in a firm-commitment underwritten offering pursuant to which we sold approximately 13.25 million shares of common stock at a purchase price of $0.75 per share, for proceeds, net of fees and expenses, of approximately $9.0 million.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

None.

Index

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended March 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

You should carefully consider the risks described in Item 1A of our 2010 Annual Report on Form 10-K before making a decision to invest in our common stock or in evaluating Active Power and our business. The risks and uncertainties described in our 2010 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the risks described in our 2010 Annual Report on Form 10-K could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits.

The following documents are filed as exhibits to this report:

3.1	*	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s Quarterly Report on Form 10-Q filed on July 28, 2006)

3.2.	*	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on February 2, 2007)

3.3	*	Amendment to Second Amended and Restated Bylaws (filed as Exhibit 3.01 to Active Power’s Current Report on Form 8-K filed on December 7, 2007)

4.1	*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946) (the “IPO Registration Statement”))

4.2	*
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

4.3	*	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

_____________________________
*	Incorporated by reference to the indicated filing.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

April 27, 2011	/s/ JAMES A. CLISHEM
(Date)	James A. Clishem
President and Chief Executive Officer (Principal Executive Officer)

April 27, 2011	/s/ JOHN K. PENVER
(Date)	John K. Penver
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)