Form 10-Q
period 2011-06-30
ACTIVE POWER INC
filed 2011-08-02
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of common stock, par value of $0.001 per share, outstanding at July 31, 2011 was 80,145,922.

ACTIVE POWER, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
 (Unaudited)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,953	$15,416
Short-term investments in marketable securities	145	134
Accounts receivable, net of allowance for doubtful accounts of $302 and $330 at June 30, 2011 and December 31, 2010, respectively	17,805	14,708
Inventories	12,051	6,430
Prepaid expenses and other	405	511
Total current assets	41,359	37,199
Property and equipment, net	2,589	2,005
Deposits and other	404	314
Total assets	$44,352	$39,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,995	$6,022
Accrued expenses	4,874	7,068
Deferred revenue	2,299	2,492
Revolving line of credit	5,535	2,535
Total current liabilities	23,703	18,117
Long-term liabilities	712	579
Stockholders’ equity:
Common stock	80	80
Treasury stock	(115)	(103)
Additional paid-in capital	275,787	274,807
Accumulated deficit	(256,261)	(253,801)
Other accumulated comprehensive income (loss)	446	(161)
Total stockholders’ equity	19,937	20,822
Total liabilities and stockholders’ equity	$44,352	$39,518

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product revenue	$16,156	$13,307	$30,894	$22,693
Service and other revenue	3,059	2,740	5,650	4,471

Total revenue	19,215	16,047	36,544	27,164

Cost of goods sold:
Cost of product revenue	11,991	10,171	22,513	17,036
Cost of service and other revenue	2,591	1,514	4,688	2,915

Total cost of goods sold	14,582	11,685	27,201	19,951

Gross profit	4,633	4,362	9,343	7,213

Operating expenses:
Research and development	1,086	849	2,007	1,684
Selling and marketing	3,400	3,526	6,870	6,784
General and administrative	1,435	1,433	2,803	2,750

Total operating expenses	5,921	5,808	11,680	11,218

Operating loss	(1,288)	(1,446)	(2,337)	(4,005)

Interest expense, net	(48)	(26)	(81)	(52)
Other expense, net	(58)	(64)	(42)	(68)

Net loss	$(1,394)	$(1,536)	$(2,460)	$(4,125)
Net loss per share, basic & diluted	$(0.02)	$(0.02)	$(0.03)	$(0.05)

Shares used in computing net loss per share, basic & diluted	80,045	79,656	79,934	75,540

Comprehensive loss:
Net loss	$(1,394)	$(1,536)	$(2,460)	$(4,125)
Translation gain (loss) on subsidiaries denominated in foreign currencies	299	(98)	609	(259)

Comprehensive loss	$(1,095)	$(1,634)	$(1,851)	$(4,384)

Index

Active Power, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(2,460)	$(4,125)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	700	1,012
Change to allowance for doubtful accounts	(28)	(55)
Unrealized gain on marketable securities	(11)	—
(Gain) Loss on disposal of fixed assets	(2)	26
Stock-based compensation	722	418
Changes in operating assets and liabilities:
Accounts receivable	(3,069)	941
Inventories	(5,621)	(452)
Prepaid expenses and other assets	16	44
Accounts payable	4,973	871
Accrued expenses	(2,194)	503
Deferred revenue	(193)	476
Long-term liabilities	133	161
Net cash provided by (used in) operating activities	(7,034)	(180)

Investing activities

Purchases of property and equipment	(1,284)	(343)
Net cash used in investing activities	(1,284)	(343)

Financing activities
Proceeds from private placement of common stock	—	9,922
Issuance costs of private placement	—	(886)
Proceeds from draw on revolving line of credit	3,000	—
Proceeds from employee stock purchases	258	1
Purchases of treasury stock	(12)	(30)
Net cash provided by financing activities	3,246	9,007

Translation gain (loss) on subsidiaries in foreign currencies	609	(259)

Change in cash and cash equivalents	(4,463)	8,225
Cash and cash equivalents, beginning of period	15,416	7,489
Cash and cash equivalents, end of period	$10,953	$15,714

See accompanying notes.

Index

Active Power, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

1.	Significant Accounting Policies

Organization and Basis of presentation
Active Power, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “Active Power” or the “Company”) manufacture and provide critical power quality solutions that provide business continuity and protect customers in the event of an electrical power disturbance. Our products and solutions are designed to deliver continuous clean power, protecting customers from voltage fluctuations, such as surges and sags and frequency fluctuations, and also to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are those global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The Uninterruptible Power Supply (“UPS”) products we manufacture use kinetic energy to provide short-term power as a cleaner alternative to electro-chemical battery-based energy. We sell stand-alone UPS products as well as complete continuous power and infrastructure solutions, including containerized continuous power systems that we brand as PowerHouse. We sell our products globally through direct, manufacturer’s representatives, Original Equipment Manufacturer (“OEM”) channels and IT partners. Our current principal markets are Europe, Middle East and Africa (“EMEA”), Asia and North America.

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

2.	Supplemental Balance Sheet Information

Receivables
Accounts receivable consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Trade receivables	$18,107	$15,038
Allowance for doubtful accounts	(302)	(330)
	$17,805	$14,708

Index

Inventory
We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$6,655	$5,243
Work in process	5,461	2,382
Finished goods	1,750	1,148
Allowances for obsolescence	(1,815)	(2,343)
	$12,051	$6,430

Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Equipment	$9,825	$9,574
Demonstration units	1,670	1,195
Computers and purchased software	3,742	3,425
Furniture and fixtures	367	362
Leasehold improvements	7,418	7,328
Construction in progress	574	389
	23,596	22,273
Accumulated depreciation	(21,007)	(20,268)
	$2,589	$2,005

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Compensation and benefits	$2,457	$3,985
Warranty liability	699	677
Property, income, state, sales and franchise tax	390	1,193
Professional fees	318	360
Other	1,010	853
	$4,874	$7,068

Warranty Liability
Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. Occasionally we offer longer warranty periods to certain customers. The warranty period for products sold to our primary OEM customer, Caterpillar, is 12 months from the date of shipment to the end-user, or up to 36 months from shipment. This is dependent upon Caterpillar complying with our storage requirements for our products in order to preserve this warranty period beyond the standard 18-month limit. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is included in accrued expenses and long-term liabilities on the accompanying consolidated balance sheet.

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2010	$734
Warranty expense	410
Warranty charges incurred	(402)
Balance at June 30, 2011	$742
Warranty liability included in accrued expenses	$699
Long-term warranty liability	43
Balance at June 30, 2011	$742

Index

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

Index

3.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(1,394)	$(1,536)	$(2,460)	$(4,125)

Basic and diluted:
Weighted-average shares of common stock outstanding	80,045	79,656	79,934	75,540

Shares used in computing net loss per share, basic and diluted	80,045	79,656	79,934	75,540
Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.05)

The calculation of diluted loss per share excludes 10,135,398 and 9,159,754 shares of common stock issuable upon exercise of employee stock options as of June 30, 2011 and 2010, respectively, and 19,001 non-vested shares of common stock issuable upon exercise of restricted stock awards as of June 30, 2010, because their inclusion in the calculation would be anti-dilutive. There were no restricted stock awards outstanding at June 30, 2011. As of June 30, 2011 and 2010, respectively, there was no common stock subject to repurchase.

4.	Fair Value of Financial Instruments

Investments in marketable securities consist of money-market funds, commercial paper and debt securities with readily determinable fair values. Active Power accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments. We classify investments in marketable securities as available-for-sale and all reclassifications made from unrealized gains/losses to realized gains/losses are determined based on the specific identification method. The carrying amount of investments in marketable securities approximated fair value at December 31, 2010. There were no investments in marketable securities at June 30, 2011.

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

Our Level 1 assets and liabilities consist of cash equivalents and short-term investments, which are primarily invested in money-market funds. These assets are classified as Level 1 because they are valued using quoted prices in active markets and other relevant information generated by market transactions involving identical assets and liabilities.

The fair value of our cash equivalents, which are primarily invested in money-market funds, was determined using the following inputs as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011
	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money-market funds	$3,093	$—	$—	$3,093
Total	$3,093	$—	$—	$3,093
Amounts included in:
Cash and cash equivalents	$3,093	$—	$—	$3,093
Short-term investments	—	—	—	—
Total	$3,093	$—	$—	$3,093

December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money-market funds	$3,227	$—	$—	$3,227
Total	$3,227	$—	$—	$3,227
Amounts included in:
Cash and cash equivalents	$3,093	$—	$—	$3,093
Short-term investments	134	—	—	134
Total	$3,227	$—	$—	$3,227

For cash and cash equivalents, marketable securities, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments.

5.	Guarantees

In certain geographical regions, particularly Europe and Africa, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our warranty obligations. We secure these guarantees with standby letters of credit through our bank. At June 30, 2011 and December 31, 2010, we had $48 and $547, respectively, of performance guarantees outstanding to customers that were secured with letters of credit.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2010 Annual Report on Form 10-K and in Part II, Item 1A of this Form 10-Q for a discussion of items that may affect our future results.

Overview
Active Power is headquartered in Austin, Texas, where we manufacture our patented flywheel uninterruptible power supply (“UPS”) systems and continuous power and infrastructure solutions.  These solutions ensure continuity for business and IT operations for enterprises, data center operations and IT service providers in the event of power disturbances.

Our products and solutions are designed to deliver continuous clean power during power disturbances and outages, voltage sags and surges and provide ride-through power in the event of utility failure, supporting operations until utility power is restored or a longer-term alternative power source, such as a diesel generator, is started.  We believe that our products offer an advantage over those of our competitors in the areas of space and energy efficiency, total cost of ownership, system reliability, modular design and the economically green benefits of our solutions.

As of June 30, 2011, we have shipped more than 3,000 flywheels in UPS system installations, delivering more than 750 megawatts of critical power to customers in 42 countries around the world. We are headquartered in Austin, Texas, with international offices in the United Kingdom, Germany, China and Japan.

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

We also sell continuous power systems (“CPS”), which incorporate our UPS products with switchgear and a generator to provide complete short- and long-term protection in the event of a power disturbance. Where the CPS is sold in a containerized package, it is marketed under the brand name PowerHouseTM . PowerHouse can be deployed in either a 20-foot or 40-foot-long container depending upon the customer’s power load requirements. These systems are specifically designed to handle the demands of high-tech facilities requiring the highest power integrity available while maximizing up time, useable floor space and operational efficiency. Designed to offer a highly flexible architecture to a customer’s constantly changing environment, our PowerHouse systems are offered in four standard modular power configurations, enabling sizing for infrastructure on demand. These systems are highly differentiated as they offer flexibility in placement, space savings, fast deployment time after receipt of order, high energy efficiency, and prompt capital deployment to meet current demands. They also deliver significant value to customers as the entire system is integrated and tested prior to delivery for a repeatable simple solution. We also sell CPS solutions to customers in a non-containerized format, typically deploying such solutions inside buildings.

Leveraging our expertise in containerization and power distribution, in 2010 we began to manufacture continuous infrastructure solutions, designed to specification for select business partners.  These solutions serve as the infrastructure for modular data centers, which are self-contained, fully-functional data centers.  Modular data centers may be rapidly deployed with other modular infrastructure, such as PowerHouse, as a cost-effective alternative to traditional raised-floor data centers.  Active Power designs and delivers the exterior shell and a fully fitted-out interior (including electrical, cooling, monitoring, and other elements) ready for the customer to add its IT racks and servers.  After the customer adds its IT equipment to our continuous infrastructure solution, the customer has a functional data center.   We expect revenue to grow in coming years from current and future customers as modular data center infrastructure continues to gain acceptance in the market.

Index

We sell our products to a wide array of commercial and industrial customers across a variety of vertical markets, including data centers, manufacturing, technology, broadcast and communications, financial, utilities, healthcare, government and airports. We have expanded our global sales channels and direct sales force, selling in most all major geographic regions of the world, but particularly in North America, Europe and Asia. We sell our products through the following distribution methods:

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

Index

Results of Operations

($ in thousands)	Three months ended June 30,					Variance 2011 vs. 2010
	2011	% of total revenue	2010	% of total revenue		$	%
Product revenue	$16,156	84%	$13,307	83%		$2,849	21%
Service and other revenue	3,059	16%	2,740	17%		319	12%
Total revenue	19,215	100%	16,047	100%		3,168	20%
Cost of product revenue	11,991	63%	10,171	63%		1,820	18%
Cost of service and other revenue	2,591	13%	1,514	9%		1,077	71%
Total cost of revenue	14,582	76%	11,685	73%		2,897	25%
Gross profit	4,633	24%	4,362	27%		271	6%
Operating expenses:
Research and development	1,086	6%	849	5%		237	28%
Selling and marketing	3,400	18%	3,526	22%		(126)	(4	) %
General and administrative	1,435	7%	1,433	9%		2	—
Total operating expenses	5,921	31%	5,808	36%		113	2%
Operating loss	(1,288)	(7)%	(1,446)	(9	) %	158	11%
Interest expense, net	(48)	—	(26)	—		(22)	(85	) %
Other income (expense), net	(58)	—	(64)	—		6	9%
Net loss	$(1,394)	(7)%	$(1,536)	(10	) %	$142	9%

($ in thousands)	Six months ended June 30,				Variance 2011 vs. 2010
	2011	% of total revenue	2010	% of total revenue	$	%
Product revenue	$30,894	85%	$22,693	84%	$8,201	36%
Service and other revenue	5,650	15%	4,471	16%	1,179	26%
Total revenue	36,544	100%	27,164	100%	9,380	35%
Cost of product revenue	22,513	61%	17,036	63%	5,477	32%
Cost of service and other revenue	4,688	13%	2,915	11%	1,773	61%
Total cost of revenue	27,201	74%	19,951	73%	7,250	36%
Gross profit	9,343	26%	7,213	27%	2,130	30%
Operating expenses:
Research and development	2,007	5%	1,684	6%	323	19%
Selling and marketing	6,870	19%	6,784	25%	86	1%
General and administrative	2,803	8%	2,750	10%	53	2%
Total operating expenses	11,680	32%	11,218	41%	462	4%
Operating loss	(2,337)	(6)%	(4,005)	(15)%	1,668	42%
Interest expense, net	(81)	—	(52)	—	(29)	(56)%
Other income (expense), net	(42)	—	(68)	—	26	38%
Net loss	$(2,460)	(6)%	$(4,125)	(15)%	$1,665	40%

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

Index

($ in thousands)	Three Months Ended June 30,		Variance
	2011	2010	$	%
Product revenue:
UPS product revenue	$5,458	$6,643	$(1,185)	(18)%
Continuous Power Systems	8,399	4,509	3,890	86%
Data center infrastructure solutions	2,299	2,155	144	7%
Total product revenue	$16,156	$13,307	$2,849	21%

($ in thousands)	Six Months Ended June 30,		Variance
	2011	2010	$	%
Product revenue:
UPS product revenue	$14,773	$14,853	$(80)	(1)%
Continuous Power Systems	13,071	5,087	7,984	157%
Data center infrastructure solutions	3,050	2,753	297	11%
Total product revenue	$30,894	$22,693	$8,201	36%

Product revenue for the three-month period ended June 30, 2011 increased $2.8 million, or 21%, compared to the same period of 2010.  This increase is primarily attributable to an increase in sales of continuous power systems, including Powerhouse, of $3.9 million, as our solutions have gained market acceptance, in particular in Asia.  Sales related to our CPS products, which are generally larger in value and are purchased by fewer customers relative to our UPS products, comprised 52% of product revenue in the second quarter of 2011, compared to 34% of product revenue in the second quarter of 2010.  In addition, sales of our 65-150kVA CleanSource UPS product  line increased by $345,000 compared to the second quarter of 2010, and sales of our megawatt class UPS products increased by $325,000 compared to the second quarter of 2010. These increases were offset by a $1.7 million decrease in sales of our 250-900kVA CleanSource UPS product line compared to the same period of 2010.  This change in product mix and revenue source was driven by the particular customer orders at any point in time and can vary based upon customer load and space requirements.

Product revenue for the six-month period ended June 30, 2011 increased by $8.2 million, or 36%, compared to the same period in 2010. This increase was driven primarily by an increase of $8.0 million in sales of our CPS products, particularly in Europe and Asia. Sales related to our CPS products comprised 42% of product revenue in the first half of 2011, compared to 22% of product revenue in the same period of 2010. The  approximately $80,000 decrease in UPS product revenue for the first half of 2010 was a result of an increase of $2.9 million in our megawatt class UPS products, offset by a larger decrease in our 250-900 kVA CleanSource product line megawatt class UPS products of $3.3 million. This reflects a trend towards higher-power system sales in our end markets.

Product revenue for the second quarter of 2011 increased by $1.4 million, or 10%, compared to the first quarter of 2011, primarily due to higher continuous power system and data center infrastructure solutions revenues, offset by lower UPS product revenues as a result of lower OEM sales. This increase compares to a 42% increase in product revenue in the second quarter of 2010, as compared to the first quarter of 2010, primarily due to an increase in PowerHouse and data center infrastructure solutions revenues in the second quarter of 2010.

Product sales from our OEM channels for the three-month period ended June 30, 2011 decreased by $2.0 million, or 52%, compared to the same period in 2010 and for the six-month period ended June 30, 2011 increased by $841,000, or 13%, as compared to the same period in 2010.  Product sales from our OEM channels for the three-month period ended June 30, 2011 decreased by $3.6 million, or 67%, compared to the first quarter of 2011. The size and volume of orders from our OEM channels can fluctuate significantly on a quarterly basis and in 2011 we have seen fewer, but larger value transactions from our OEM channel.  We have supported our OEM partners’ efforts to sell total solutions to their customers where they can sell generators and switchgear that they manufacture along with our UPS systems as a total solution for their customers. We believe that this will drive an increase in UPS product revenue for us in 2011 as they have more success with  this sales strategy although as our OEM partner sells more solutions, the quarterly volume of revenue may increase in variability. Our sales pipeline of potential orders from our OEM channel continues to grow which leads us to believe that sales from this channel will increase in the second half of 201l. Sales to Caterpillar, our primary OEM channel, represented 11% and 23% of our product revenue for the three-month and six-month periods ended June 30, 2011, respectively, as compared to 28% of our product revenue in both the comparable periods of 2010. Caterpillar remains one of our largest customers as well as our largest OEM customer.

Index

During the second quarter of 2011, we delivered 23.4 megawatts of critical power systems, which generated $660,000 in revenue per megawatt. This compares to 24.3 megawatts of critical power systems delivered in the second quarter of 2010, which generated $491,000 in revenue per megawatt. The increase in revenue generated per megawatt of critical power delivered reflects the higher proportion of systems delivered to customers compared to the prior year. We generate more revenue per megawatt of critical power delivered when customers buy complete power systems from us as compared to revenue from UPS systems only.

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

North America product sales were 52% of our product revenue for the three-month period ended June 30, 2011, compared to 69% for the same period in 2010, and 53% in the three-month period ended March 31, 2011. For the six-month period ended June 30, 2011, our North America product sales were 53% of our product revenue, which compared to 65% for the same period in 2010.

We also sell products directly to customers in Asia and Western Europe and we have a network of international distributors in other territories that sell products for us. In these markets, customers are more likely to purchase a total power solution from us rather than a stand-alone UPS system. This usually results in a longer selling cycle and makes quarterly results from these regions more volatile. Thus the amount of revenue from our international markets can fluctuate significantly on a quarterly basis. Product sales to customers in Asia represented 25% of our product revenue in the three-month period ended June 30, 2011, compared to 0% for the same period in 2010. Product sales in EMEA represented 23% of product revenue in the three-month period ended June 30, 2011, compared to 31% for the same period in 2010. These fluctuations are primarily attributable to variations in sales of our CPS products in each region in the relevant periods, and illustrate the impact of larger orders from fewer customers on quarterly revenue for each of these regions.

Product sales of Active Power branded products through our direct and manufacturer’s representative channels were 61% of our product revenue for the three-month period ended June 30, 2011, compared to 56% for the same period of 2010, and 51% of our product revenue for the three-month period ended March 31, 2011. For the six-month period ended June 30, 2011, product sales of Active Power branded products through our direct and manufacturer’s representative channels were 56% of our product revenue, compared to 60% for the same period of 2010. As direct sales typically have higher profit margins than sales through our OEM channels, we will continue to focus on our direct sales channel to increase revenue and improve profit margins and to decrease our dependency upon our OEM channel. We believe sales of our Active Power branded products in markets that are not covered by our OEMs will continue to increase over time and will continue to become a larger percentage of our total revenue.

Our products perform well in harsh environments where power quality or reliability is particularly poor, which makes them a good fit for countries with a poor power infrastructure or in harsh manufacturing or process environments, or situations where reliability is paramount, such as mission-critical business applications. Therefore, we have traditionally focused our direct sales efforts on these types of customer situations.

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

Service and other revenue increased by approximately $319,000, or 12%, for the three-month period ended June 30, 2011, compared to the same period in 2010, and increased by $1.2 million, or 26%, for the six-month period ended June 30, 2011 as compared to the same period in 2010. These increases reflect higher levels of service and contract work from direct product sales and from professional fees associated with PowerHouse and other CPS sales. For these CPS customers, we provide a full power solution, including design services, site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user often including maintenance services.  We also had increased service revenues from maintenance contracts and repair-related activities as our increasing installed base of UPS customers provides greater opportunities to generate such revenues. Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers so these revenue opportunities do not typically exist for us on our OEM sales. We anticipate that service and other revenue will continue to grow with product revenue, particularly as our PowerHouse system revenue grows, and as our installed base of UPS product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required.

Index

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products, ancillary equipment that is sourced from external suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, depreciation of our manufacturing property and equipment, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total product revenue was 74% for the three-month period ended June 30, 2011, compared to 76% for the same period in 2010, and 73% for the six-month period ended June 30, 2011, as compared to 75% for the same period of 2010. These decreases in costs as a percentage of revenue reflect higher average selling prices for our UPS products and a lower level of unabsorbed overhead costs in our manufacturing operation. We continue to operate a manufacturing facility that has a manufacturing and testing capacity significantly greater than our current product revenue levels. A large portion of the costs involved in operating this manufacturing facility are fixed in nature, and we can incur up to $400,000 in unabsorbed overhead each quarter depending on the level of UPS system production. We continue to work on reducing our product costs through design enhancements and modifications, vendor management programs and increasing our sales volume to absorb these expenses. Overall the change in cost of product revenue for the second quarter of 2011 relative to the first quarter of 2011 was consistent with the change in total product revenue for the second quarter of 2011.

Cost of service and other revenue. Cost of service and other revenue includes the cost of component parts that we use in service or sell as spare parts, as well as labor and overhead costs of our service organization, including travel and related costs incurred in fulfilling our service obligations to our customers. Costs paid to third parties in fulfillment of service and design or installation services are also included in costs of service and other revenue. The cost of service and other revenue increased to 85% of service and other revenue in the three-month period ended June 30,  2011, compared to 55% for the same period of 2010, and increased to 83% in the six-month period ended June 30, 2011 as compared to 65% in the same period of 2010. This increase was primarily due to lower margins realized in Europe for design, installation and project management on a number of large CPS system sales in 2011 that resulted in costs being a higher proportion of revenue.  We have also had higher costs relative to the increase in service and other revenues as we have continued to expand our service team as we broaden the geographic regions where we have service capability as our total business grows. Operationally, we are challenged to manage the growth of our service organization congruent with the growth in total revenues so that we can meet customer requirements without growing our service organization cost structure too rapidly.  The utilization of our service personnel will also be affected by the number of PowerHouse and infrastructure solution products implemented in a particular period and in periods where we have a low number of installation projects, we would expect our costs as a percentage of revenue to increase. A large portion of the costs involved in operating our service organization are fixed in nature and we incur approximately $300,000 to $600,000 in unabsorbed overhead each quarter. We continue to work on reducing our service overhead through better utilization of our service employees and cost control measures. This infrastructure also means that we can leverage this investment and grow our service capabilities substantially by adding direct technical labor only as required.

Gross profit. For the three-month period ended June 30, 2011, our gross profit margin was 24% of revenue, compared to a 27% gross margin for the same period in 2010. For the six-month period ended June 30, 2011, our gross margin was 26% of revenue, compared to 27% for the same period of 2010. The decrease in gross profit margin reflects the results of an increase in the sales of our CPS and infrastructure products as a percentage of our total revenue.  These products generally earn lower margins for us than sales of our UPS product because they include a higher proportion of third party ancillary equipment. Our margins were also negatively impacted by lower margins on professional services in Europe related to CPS system installation and management, and from higher unabsorbed overhead costs from our manufacturing operations due to lower UPS product revenue. We also incurred more costs in product design and engineering for our data center infrastructure solutions products as we designed a number of new products for one of our IT partners this quarter, which reduced our gross profit on our infrastructure products. As we build more units of these newly designed solutions, we expect the margins to improve. Our ability to improve our gross profit will depend, in part, on our ability to continue to reduce material costs, improve our sales channel mix in favor of direct sales versus OEM sales, increase sales of higher margin products such as our UPS products, increase product prices, improve our professional service margins through pricing and operating efficiency, and increase our total revenues to a level that will allow us to improve the utilization of our manufacturing and service operations.

Research and development. Research and development expense primarily consists of compensation and related costs for employees engaged in research, development and engineering activities, third party consulting and product development activities, as well as an allocated portion of our occupancy costs. Overall, our research and development expenses were approximately $237,000, or 28%, higher in the second quarter of 2011 compared to the second quarter of 2010 and $165,000, or 18%, higher than the first quarter of 2011. For the six months ended June 30, 2011, our research and development expenses were $323,000, or 19%, higher than the same period in 2010. We are currently developing a new generation of UPS product that we believe will offer greater power modularity and space efficiencies especially as we target the larger power market segments.   It is anticipated that the cost structure to produce the new product line will allow improved profit margins. Our research and development cost increases in 2011 are primarily attributable to our design and prototype efforts on this project, as well as design activities around our continuous infrastructure solution products.  Our research and development efforts in 2010 were largely focused on new configurations of our existing flywheel technology, as well as refinements and enhancements to the standardization of our PowerHouse and containerized infrastructure solution products.   We believe research and development expenses in the third quarter of 2011 will remain at similar levels to those recorded in the second quarter of 2011.

Index

Selling and marketing. Selling and marketing expense primarily consists of compensation, including variable sales compensation, and related costs for sales and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs and the cost of our foreign sales operations. Selling and marketing costs were approximately $126,000, or 4%, lower in the second quarter of 2011 compared to the second quarter of 2010 and decreased approximately $70,000, or 2%, from the first quarter of 2011.  For the six-month period ended June 30, 2011, our selling and marketing expenses were approximately $86,000, or 1%, higher than for approximately same period in 2010. The decrease in quarterly expense in 2011 compared to the prior year and prior quarter reflects lower variable sales compensation due to our lower gross margins, offset by higher salary costs as a result of an increase in headcount for our direct sales organization in the U.S. We believe that sales and marketing expenses will remain at similar levels to those recorded in the second quarter of 2011, except for changes in variable selling expenses that are based on fluctuations in total revenue and gross profit margins.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including sales, property and franchise taxes. General and administrative expenses for the second quarter of 2011 remained consistent with a slight increase of approximately $2,000, or 0%, compared to the same period in 2010 and increased approximately $67,000, or 5%, as compared to the first quarter of 2011. For the six-month period ended June 30, 2011, our general and administrative costs were 2% higher than the same period of 2010 due to higher headcount.

Interest expense, net. Net interest expense has increased from approximately $26,000 in the second quarter of 2010 to approximately $48,000 in the second quarter of 2011, or by 85%. We incurred higher interest expense as we had a larger average outstanding balance on our revolving credit facility. Our average cash and investments balance over the three-month period ending June 30, 2011 has decreased by $4.1 million, or 25%, compared to the average balance over the same period ending June 30, 2010 and has increased by $1.7 million, or 15%, for the six-month period ended June 30, 2011, compared to the average balance over the same period of 2010. The lower cash balances and lower interest rate environment resulted in a decrease in interest income.

Other income (expense), net. Other income (expense) in the second quarter of 2011 and 2010 reflects foreign exchange gains (losses) on a bank account held in foreign currencies by our subsidiary company.

Liquidity and Capital Resources

Our primary sources of liquidity at June 30, 2011 are our cash and investments on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect that we have adequate capital resources in order to continue operating our business for at least the next 12 months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2011 and beyond or significantly affect our level of liquidity, which may limit our opportunity to pursue certain opportunities to grow our business.

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

Index

The following table summarizes the quarterly changes in cash provided by (used in) operating activities:

($ in thousands)	Six months ended June 30,		Variance 2011 vs. 2010
	2011	2010	$	%
Cash provided by (used in) operating activities	$(7,034)	$(180)	$6,854	3808%

Cash used in operating activities increased by $6.9 million in the six-month period ended June 30, 2011 compared to the same period of 2010. This was primarily due to changes in our working capital requirements caused by the timing of product shipments to our customers and by our operating loss of $2.5 million. Inventories increased by $5.6 million since December 31, 2010, of which $4.3 million was in-progress construction of CPS and infrastructure projects at June 30, 2011 that is being built to order for delivery to customers in our third quarter, and a further $700,000 was in finished goods UPS inventory at June 30, 2011 that was built to order for UPS and CPS system delivery in the third quarter of 2011. Accounts receivable increased by $3.1 million since December 31, 2010, reflecting the higher revenue levels in the first half of 2011 and a higher proportion of CPS revenues that were completed near the end of the second quarter for which we had not yet been paid. Accrued expenses decreased by $2.2 million since December 31, 2010, reflecting payments of annual incentive compensation. These uses of funds were offset by an increase in accounts payable of $5.0 million since December 31, 2010 that primarily reflects the purchase of inventory and components for our CPS and infrastructure solutions late in the second quarter. We anticipate that cash provided by (used in) operations will fluctuate significantly based upon the volume and size of our CPS and infrastructure solutions, and by the timing of product delivery relative to our reporting periods, and that such volatility in sources and uses of funds will continue as our CPS and infrastructure solutions businesses continue to grow.

The following table summarizes the quarterly changes in cash used in investing activities:

($ in thousands)	Six months ended June 30,		Variance 2011 vs. 2010
	2011	2010	$	%
Cash used in investing activities	$(1,284)	$(343)	$941	274%

Investing activities primarily consist of purchases of property and equipment. Capital expenditures were $1.3 million in the six-month period ending June 30, 2011, compared to $343,000 in the same period of 2010, as we invested in multiple demonstration CPS systems in Asia and Europe and the U.S., for rental equipment to support our sales activities and commenced tooling for our next generation UPS product.

The following table summarizes the quarterly changes in cash provided by financing activities:

($ in thousands)	Six months ended June 30,		Variance 2011 vs. 2010
	2011	2010	$	%
Cash provided by financing activities	$3,246	$9,007	(5,761)	(64)%

Funds provided by financing activities during the six months ended June 30, 2011 reflect a draw of $3.0 million on our revolving bank line of credit and proceeds from the exercise of employee stock options. An additional $7.3 million was available to draw upon under our current banking relationship.  Funds provided by financing activities during the six-months ended June 30, 2010 primarily reflect the sale of common stock in a firm-commitment underwritten offering pursuant to which we sold approximately 13.25 million shares of common stock at a purchase price of $0.75 per share, for proceeds, net of fees and expenses, of approximately $9.0 million.

We believe that our cash and investments and our sources of available liquidity will be sufficient to fund our operations for at least the next 12 months. Our sales cycle is such that we generally have visibility 2-3 quarters in advance for future orders that allows us to predict revenues over this period of time with some degree of confidence. However, a sudden change in business volume or product mix, positive or negative, from any of our business or channel partners or in our direct business could significantly impact our expected revenues. The recent global economic downturn has reduced our confidence at predicting future revenues, and even with improving economic conditions, there is still uncertainty and risk in our forecasting. This 2-3 quarter window of sales visibility does provide us with some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we can see and anticipate a shortfall in revenue or give us time to identify additional sources of funding if we anticipate an increase in our working capital requirements due to increased revenues or changes in our revenue mix. A significant increase in sales, especially in our PowerHouse or our infrastructure solutions business, would likely increase our working capital requirements, due to the longer production time and cash cycle of sales of these products. We established a revolving bank credit facility to help finance a growth in PowerHouse and infrastructure solutions and believe that this will be adequate to sustain further growth in these products.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended June 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Item 1A.	Risk Factors.

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

ACTIVE POWER, INC.
(Registrant)

August 2, 2011	/s/ JAMES A. CLISHEM
(Date)	James A. Clishem
President and Chief Executive Officer (Principal Executive Officer)

August 2, 2011	/s/ JOHN K. PENVER
(Date)	John K. Penver
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)