Form 10-Q
period 2011-09-30
ACTIVE POWER INC
filed 2011-11-02
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

The number of shares of common stock, par value of $0.001 per share, outstanding at November 1, 2011 was 80,168,448.

Index

ACTIVE POWER, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
 (Unaudited)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,455	$15,416
Short-term investments in marketable securities	-	134
Restricted cash	403	-
Accounts receivable, net of allowance for doubtful accounts of $346 and $330 at September 30, 2011 and December 31, 2010, respectively	16,725	14,708
Inventories	10,731	6,430
Prepaid expenses and other	501	511
Total current assets	37,815	37,199
Property and equipment, net	3,007	2,005
Deposits and other	404	314
Total assets	$41,226	$39,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,035	$6,022
Accrued expenses	5,379	7,068
Deferred revenue	4,566	2,492
Revolving line of credit	5,535	2,535
Total current liabilities	21,515	18,117
Long-term liabilities	811	579
Stockholders’ equity:
Common stock	80	80
Treasury stock	(115)	(103)
Additional paid-in capital	276,233	274,807
Accumulated deficit	(257,553)	(253,801)
Other accumulated comprehensive income (loss)	255	(161)
Total stockholders’ equity	18,900	20,822
Total liabilities and stockholders’ equity	$41,226	$39,518

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product revenue	$16,996	$16,663	$47,890	$39,356
Service and other revenue	3,612	1,793	9,262	6,264

Total revenue	20,608	18,456	57,152	45,620

Cost of goods sold:
Cost of product revenue	13,112	11,287	35,625	28,323
Cost of service and other revenue	2,649	1,691	7,337	4,606

Total cost of goods sold	15,761	12,978	42,962	32,929

Gross profit	4,847	5,478	14,190	12,691

Operating expenses:
Research and development	1,272	833	3,279	2,517
Selling and marketing	3,527	3,539	10,397	10,323
General and administrative	1,280	1,075	4,083	3,825

Total operating expenses	6,079	5,447	17,759	16,665

Operating profit (loss)	(1,232)	31	(3,569)	(3,974)

Interest expense, net	(68)	(30)	(149)	(82)
Other income (expense), net	8	13	(34)	(55)
Income (loss) before income taxes	(1,292)	14	(3,752)	(4,111)
Income tax benefit	-	41	-	41

Net income (loss)	$(1,292)	$55	$(3,752)	$(4,070)
Net income (loss) per share, basic	$(0.02)	$0.00	$(0.05)	$(0.05)
Net income (loss) per share, diluted	$(0.02)	$0.00	$(0.05)	$(0.05)

Shares used in computing net income (loss) per share, basic	80,119	79,674	79,990	76,982
Shares used in computing net income (loss) per share, diluted	80,119	80,366	79,990	76,982

Comprehensive income ( loss):
Net income (loss)	$(1,292)	$55	$(3,752)	$(4,070)
Translation gain (loss) on subsidiaries denominated in foreign currencies	(193)	247	416	(12)

Comprehensive income (loss)	$(1,485)	$302	$(3,336)	$(4,082)

Index

Active Power, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(3,752)	$(4,070)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,093	1,510
Change to allowance for doubtful accounts	16	(42)
(Gain) Loss on disposal of fixed assets	130	8
Stock-based compensation	1,149	716
Changes in operating assets and liabilities:
Accounts receivable	(2,033)	(1,086)
Inventories	(4,301)	300
Prepaid expenses and other assets	(80)	(253)
Accounts payable	13	(533)
Accrued expenses	(1,689)	809
Deferred revenue	2,074	(10)
Long-term liabilities	232	138
Net cash used in operating activities	(7,148)	(2,513)

Investing activities
Sales/maturities of marketable securities	134	—
Increase in restricted cash	(403)	—
Purchases of property and equipment	(2,225)	(532)
Net cash used in investing activities	(2,494)	(532)

Financing activities
Proceeds from private placement of common stock	—	9,923
Issuance costs of private placement	—	(886)
Proceeds from draw on revolving line of credit	3,000	1,008
Payments on revolving line of credit	—	(32)
Proceeds from employee stock purchases	277	24
Purchases of treasury stock	(12)	(30)
Net cash provided by financing activities	3,265	10,007

Translation gain (loss) on subsidiaries in foreign currencies	416	(12)

Change in cash and cash equivalents	(5,961)	6,950
Cash and cash equivalents, beginning of period	15,416	7,489
Cash and cash equivalents, end of period	$9,455	$14,439

See accompanying notes.

Index

Active Power, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2011
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

Restricted Cash
Restricted cash balance of $403 as of September 30, 2011, secured performance guarantees given to a customer. Upon satisfaction of these guarantees, the restriction on these funds will be released.

Receivables
Accounts receivable consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Trade receivables	$17,071	$15,038
Allowance for doubtful accounts	(346)	(330)
	$16,725	$14,708

Index

Inventory
We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$6,859	$5,243
Work in process	3,452	2,382
Finished goods	2,246	1,148
Allowances for obsolescence	(1,826)	(2,343)
	$10,731	$6,430

Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Equipment	$9,991	$9,574
Demonstration units	1,483	1,195
Computers and purchased software	3,932	3,425
Furniture and fixtures	389	362
Leasehold improvements	7,423	7,328
Construction in progress	1,078	389
	24,296	22,273
Accumulated depreciation	(21,289)	(20,268)
	$3,007	$2,005

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Compensation and benefits	$2,331	$3,985
Warranty liability	701	677
Property, income, state, sales and franchise tax	862	1,193
Professional fees	413	360
Other	1,072	853
	$5,379	$7,068

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

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2010	$734
Warranty expense	695
Warranty charges incurred	(687)
Balance at September 30, 2011	$742
Warranty liability included in accrued expenses	$701
Long-term warranty liability	41
Balance at September 30, 2011	$742

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

Index

3.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(1,292)	$55	$(3,752)	$(4,070)
Denominator:
Weighted-average shares of common stock outstanding	80,119	79,674	79,990	76,982
Dilutive effect of employee stock options and restricted stock awards	—	692	—	—
Weighted average shares for diluted net income per share	80,119	80,366	79,990	76,982
Basic net income (loss) per share	$(0.02)	$0.00	$(0.05)	$(0.05)
Diluted income (loss) per share:	$(0.02)	$0.00	$(0.05)	$(0.05)

Common stock equivalents that were not included in the calculation because the option price was greater than the average market price of the common shares or the net loss would cause the effect of the options to be anti-dilutive:

Employee stock options	10,260	5,363	10,260	7,160
Performance-based options	1,440	2,100	1,440	2,100
Restricted stock awards	-	9	-	19
	11,700	7,472	11,700	9,279

There were no restricted stock awards outstanding at September 30, 2011. As of September 30, 2011 and 2010, respectively, there was no common stock subject to repurchase.

4.	Fair Value of Financial Instruments

Investments in marketable securities consist of money-market funds, commercial paper and debt securities with readily determinable fair values. Active Power accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments. We classify investments in marketable securities as available-for-sale and all reclassifications made from unrealized gains/losses to realized gains/losses are determined based on the specific identification method. The carrying amount of investments in marketable securities approximated fair value at December 31, 2010. There were no investments in marketable securities at September 30, 2011.

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

Index

Effective October 1, 2008, we adopted an accounting standard that defines fair value, establishes a framework for measuring fair value as well as expands on required disclosures regarding fair value measurements. This standard applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

The fair value of our cash equivalents, which are primarily invested in money-market funds, was determined using the following inputs as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011
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

In certain geographical regions, particularly Europe and Africa, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our warranty obligations. We secure these guarantees with standby letters of credit through our bank. At September 30, 2011 and December 31, 2010, we had $450 and $547, respectively, of performance guarantees outstanding to customers that were secured with letters of credit.

6.	Subsequent Events

On October 14, 2011 we announced the resignation of our President and Chief Executive Officer and the appointment of Mr. Jan Lindelow, a company director, as interim President and Chief Executive Officer while we undertake a search for a new Chief Executive Officer. In connection with this change in our President and Chief Executive Officer we expect to incur approximately $940,000 in costs during the fourth quarter of 2011 relating to separation of employment and for costs incurred in hiring a new Chief Executive Officer. This change in President and Chief Executive Officer also resulted in a default of one of the affirmative covenants for our revolving bank lending facility; however our bank has provided us a waiver of this default so that we are in compliance with the terms of our bank lending facility.

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

As of September 30, 2011, we have shipped more than 3,200 flywheels in UPS system installations, delivering more than 800 megawatts of critical power to customers in 42 countries around the world. We are headquartered in Austin, Texas, with international offices in the United Kingdom, Germany, China and Japan.

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

We also sell continuous power systems (“CPS”), which incorporate our UPS products with switchgear and a generator to provide complete short- and long-term protection in the event of a power disturbance. Where the CPS is sold in a containerized package, it is marketed under the brand name PowerHouseTM. PowerHouse can be deployed in either a 20-foot or 40-foot-long container depending upon the customer’s power load requirements. These systems are specifically designed to handle the demands of high-tech facilities requiring the highest power integrity available while maximizing up time, useable floor space and operational efficiency. Designed to offer a highly flexible architecture to a customer’s constantly changing environment, our PowerHouse systems are offered in four standard modular power configurations, enabling sizing for infrastructure on demand. These systems are highly differentiated as they offer flexibility in placement, space savings, fast deployment time after receipt of order, high energy efficiency, and prompt capital deployment to meet current demands. They also deliver significant value to customers as the entire system is integrated and tested prior to delivery for a repeatable simple solution. We also sell CPS solutions to customers in a non-containerized format, typically deploying such solutions inside buildings.

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

Index

Results of Operations

	Three Months ended September 30,				Variance 2011 vs. 2010
($ in thousands)	2011	% of total revenue	2010	% of total revenue	$	%
Product revenue	$16,996	82%	$16,663	90%	$333	2%
Service and other revenue	3,612	18%	1,793	10%	1,819	101%
Total revenue	20,608	100%	18,456	100%	2,152	12%
Cost of product revenue	13,112	64%	11,287	61%	1,825	16%
Cost of service and other revenue	2,649	13%	1,691	9%	958	57%
Total cost of revenue	15,761	76%	12,978	70%	2,783	21%
Gross profit	4,847	24%	5,478	30%	(631)	(12)%
Operating expenses:
Research and development	1,272	6%	833	5%	439	53%
Selling and marketing	3,527	17%	3,539	19%	(12)	—%
General and administrative	1,280	6%	1,075	6%	205	19%
Total operating expenses	6,079	29%	5,447	30%	632	12%
Operating profit (loss)	(1,232)	(6)%	31	—%	(1,263)	(4,074)%
Interest expense, net	(68)	—	(30)	—	(38)	(127)%
Other income (expense), net	8	—	13	—	(5)	(38)%
Income (loss) before income taxes	(1,292)	(6)%	14	—%	(1,306)	(9,329)%
Income tax benefit	—	—	41	—	(41)	(100)%
Net income (loss)	$(1,292)	(6)%	$55	—%	$(1,347)	(2,449)%

($ in thousands)	Nine months ended September 30,				Variance 2011 vs. 2010
	2011	% of total revenue	2010	% of total revenue	$	%
Product revenue	$47,890	84%	$39,356	86%	$8,534	22%
Service and other revenue	9,262	16%	6,264	14%	2,998	48%
Total revenue	57,152	100%	45,620	100%	11,532	25%
Cost of product revenue	35,625	62%	28,323	62%	7,302	26%
Cost of service and other revenue	7,337	13%	4,606	10%	2,731	59%
Total cost of revenue	42,962	75%	32,929	72%	10,033	30%
Gross profit	14,190	25%	12,691	28%	1,499	12%
Operating expenses:
Research and development	3,279	6%	2,517	6%	762	30%
Selling and marketing	10,397	18%	10,323	23%	74	1%
General and administrative	4,083	7%	3,825	8%	258	7%
Total operating expenses	17,759	31%	16,665	37%	1,094	7%
Operating loss	(3,569)	(6)%	(3,974)	(9)%	405	(10)%
Interest expense, net	(149)	—	(82)	—	(67)	82%
Other income (expense), net	(34)	—	(55)	—	21	(38)%
Loss before income taxes	(3,752)	(6)%	(4,111)	(9)%	359	9%
Income tax benefit	—	—	41	—	(41)	(100)%
Net loss	$(3,752)	(6)%	$(4,070)	(9)%	$318	8%

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

Index

($ in thousands)	Three Months Ended September 30,		Variance
	2011	2010	$	%
Product revenue:
UPS product revenue	$5,991	$8,358	$(2,367)	(28)%
Continuous Power Systems	7,034	1,210	5,824	481%
Data center infrastructure solutions	3,971	7,095	(3,124)	(44)%
Total product revenue	$16,996	$16,663	$333	2%

($ in thousands)	Nine Months Ended September 30,		Variance
	2011	2010	$	%
Product revenue:
UPS product revenue	$20,764	$23,210	$(2,446)	(11)%
Continuous Power Systems	20,105	6,298	13,807	219%
Data center infrastructure solutions	7,021	9,848	(2,827)	(29)%
Total product revenue	$47,890	$39,356	$8,534	22%

Product revenue for the three-month period ended September 30, 2011 increased approximately $333,000, or 2%, compared to the same period of 2010.  This increase is primarily attributable to an increase in sales of continuous power systems, including Powerhouse, of $5.8 million, as our solutions have gained market acceptance.  Sales related to our CPS products, which are generally larger in value and are purchased by fewer customers relative to our UPS products, comprised 41% of product revenue in the third quarter of 2011, compared to 7% of product revenue in the third quarter of 2010.  In addition, sales of our megawatt class UPS products increased by $2.3 million compared to the third quarter of 2010 and sales of our 65-150kVA CleanSource UPS product line increased by approximately $340,000 compared to the third quarter of 2010. These increases were offset by a $4.8 million decrease in sales of our 250-900kVA CleanSource UPS product line compared to the same period of 2010.  This change in product mix and revenue source was driven by the particular customer orders at any point in time and can vary based upon customer load and space requirements.

Product revenue for the nine-month period ended September 30, 2011 increased by $8.5 million, or 22%, compared to the same period in 2010. This increase was driven primarily by an increase of $13.8 million in sales of our CPS products, particularly in Europe and Asia. Sales related to our CPS products comprised 42% of product revenue in the first nine months of 2011, compared to 16% of product revenue in the same period of 2010. The $2.4 million decrease in UPS product revenue for the first nine months of 2011 was primarily a result of an increase of $5.1 million in our megawatt class UPS products and an increase of approximately $670,000 in our 65-150kVA CleanSource UPS product line, offset by a larger decrease in our 250-900 kVA CleanSource product line megawatt class UPS products of $8.2 million. This reflects a trend towards higher-power system sales in our end markets and the absence of large UPS only orders from the US technology industry this year compared to 2010.

Product revenue for the third quarter of 2011 increased by approximately $840,000, or 5%, compared to the second quarter of 2011, primarily due to higher continuous power system and data center infrastructure solutions revenues, offset by lower UPS product revenues.

Product sales from our OEM channels for the three-month period ended September 30, 2011 increased by approximately $560,000, or 38%, compared to the same period in 2010 and for the nine-month period ended September 30, 2011 increased by $1.4 million, or 18%, as compared to the same period in 2010.  Product sales from our OEM channels for the three-month period ended September 30, 2011 increased by approximately $245,000, or 14%, compared to the second quarter of 2011. The size and volume of orders from our OEM channels can fluctuate significantly on a quarterly basis and in 2011 we have seen fewer, but larger value transactions from our OEM channel.  We have supported our OEM partners’ efforts to sell total solutions to their customers that include generators and switchgear that they manufacture along with our UPS systems as a total solution. If our OEM partners are successful with this strategy, we believe that it will help drive an increase in our UPS product revenue. However, as our OEM partners sell more solutions, the quarterly volume of revenue become more variable. Sales to Caterpillar, our primary OEM channel, represented 12% and 19% of our product revenue for the three-month and nine-month periods ended September 30, 2011, respectively, as compared to 9% and 20%, respectively, of our product revenue in both the comparable periods of 2010. Caterpillar remains one of our largest customers as well as our largest OEM customer.

Index

During the third quarter of 2011, we delivered 22.2 megawatts of critical power systems, which generated approximately $585,000 in revenue per megawatt. This compares to 23.9 megawatts of critical power systems delivered in the third quarter of 2010, which generated approximately $420,000 in revenue per megawatt. The increase in revenue generated per megawatt of critical power delivered was largely driven by an increase in sales of complete power systems, which generate more revenue per megawatt of critical power delivered compared to UPS systems only.

Our CPS and PowerHouse contracts tend to be larger in value and from a smaller number of customers compared to sales of our UPS products. This smaller number of customers with greater transaction value can contribute to large quarterly fluctuations in revenue from each product family, due to the timing of orders or shipments in any particular accounting period. The size of these transactions has been increasing and individual CPS transactions have been as high as $6 million in 2011. A small number of transactions can therefore lead to significant revenue, but cause greater volatility in our quarterly results and increase liquidity risk for us as we continue to refine and improve the payment terms of these opportunities as part of our working capital management.

North America product sales were 82% of our product revenue for the three-month period ended September 30, 2011, compared to 84% for the same period in 2010, and 52% of product revenue in the three-month period ended June 30, 2011. For the nine-month period ended September 30, 2011, our North America product sales were 61% of our product revenue, which compared to 73% for the same period in 2010.

We also sell products directly to customers in Asia and Western Europe and we have a network of international distributors in other territories that sell products for us. In these markets, customers are more likely to purchase a total power solution from us rather than a stand-alone UPS system. This usually results in a longer selling cycle and makes quarterly results from these regions more volatile. Thus the amount of revenue from our international markets can fluctuate significantly on a quarterly basis. Product sales to customers in Asia represented 5% of our product revenue in the three-month period ended September 30, 2011, compared to 4% for the same period in 2010 and 25% of product revenue in the second quarter of 2011. Product sales in EMEA represented 10% of product revenue in the three-month period ended September 30, 2011, compared to 11% for the same period in 2010 and 23% of product revenue in the second quarter of 2011. These fluctuations are primarily attributable to variations in sales of our CPS products in each region in the relevant periods and illustrate the impact of larger orders from fewer customers on quarterly revenue for each of these regions.

Product sales of Active Power branded products through our direct and manufacturer’s representative channels were 30% of our product revenue for the three-month period ended September 30, 2011, compared to 49% for the same period of 2010, and 61% of our product revenue for the three-month period ended June 31, 2011. For the nine-month period ended September 30, 2011, product sales of Active Power branded products through our direct and manufacturer’s representative channels were 47% of our product revenue, compared to 55% for the same period of 2010. As direct sales typically have higher profit margins than sales through our OEM channels, we will continue to focus on our direct sales channel to increase revenue and improve profit margins and to decrease our dependency upon our OEM channel. We believe sales of our Active Power branded products in markets that are not covered by our OEMs will continue to increase over time and will continue to become a larger percentage of our total revenue.

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

Service and other revenue increased by approximately $1.8 million, or 101%, for the three-month period ended September 30, 2011, compared to the same period in 2010, and increased by $3.0 million, or 48%, for the nine-month period ended September 30, 2011 as compared to the same period in 2010. These increases reflect higher levels of service and contract work from direct product sales and from professional fees associated with PowerHouse and other CPS sales. For these CPS customers, we provide a full power solution, including design services, site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user often including maintenance services.  We also had increased service revenues from maintenance contracts and repair-related activities as our increasing installed base of UPS customers provides greater opportunities to generate such revenues. Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers so these revenue opportunities do not typically exist for us on our OEM sales. We anticipate that service and other revenue will continue to grow with product revenue, particularly as our PowerHouse system revenue grows and as our installed base of UPS product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required.

Index

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products, ancillary equipment that is sourced from external suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, depreciation of our manufacturing property and equipment, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total product revenue was 77% for the three-month period ended September 30, 2011, compared to 68% for the same period in 2010, and 74% for the nine-month period ended September 30, 2011, as compared to 72% for the same period of 2010. These increases in costs as a percentage of revenue reflect higher levels of unabsorbed overhead costs attributable to a lower level of UPS system production. We continue to operate a manufacturing facility that has a manufacturing and testing capacity significantly greater than our current product revenue levels. A large portion of the costs involved in operating this manufacturing facility are fixed in nature and we can incur up to $600,000 in unabsorbed overhead each quarter depending on the level of UPS system production. We continue to work on reducing our product costs through design enhancements and modifications, vendor management programs and increasing our sales volume to absorb these expenses.

Cost of service and other revenue. Cost of service and other revenue includes the cost of component parts that we use in service or sell as spare parts, as well as labor and overhead costs of our service organization, including travel and related costs incurred in fulfilling our service obligations to our customers. Costs paid to third parties in fulfillment of service and design or installation services are also included in costs of service and other revenue. The cost of service and other revenue decreased to 73% of service and other revenue in the three-month period ended September 30,  2011, compared to 94% for the same period of 2010, and increased to 79% in the nine-month period ended September 30, 2011 as compared to 74% in the same period of 2010. This increase in the cost of service and other revenue for the year-to-date was primarily due to lower margins realized in Europe for design, installation and project management on a number of large CPS system sales in 2011 that resulted in costs being a higher proportion of revenue.  The decrease in the current quarter reflects higher utilization of our service personnel and improved margins on the professional service work we perform for CPS systems installation. We have also had higher costs relative to the increase in service and other revenues as we have continued to expand our service team as we broaden the geographic regions where we have service capability as our total business grows. Operationally, we are challenged to manage the growth of our service organization congruent with the growth in total revenues so that we can meet customer requirements without growing our service organization cost structure too rapidly.  The utilization of our service personnel will also be affected by the number of PowerHouse and infrastructure solution products implemented in a particular period and in periods where we have a low number of installation projects we would expect our costs as a percentage of revenue to increase. A large portion of the costs involved in operating our service organization are fixed in nature and we incur approximately $300,000 to $600,000 in unabsorbed overhead each quarter. We continue to work on reducing our service overhead through better utilization of our service employees and cost control measures. This infrastructure also means that we can leverage this investment and grow our service capabilities substantially by adding direct technical labor only as required.

Gross profit. For the three-month period ended September 30, 2011 our gross profit margin was 24% of revenue, compared to a 30% gross margin for the same period in 2010. For the nine-month period ended September 30, 2011, our gross profit margin was 25% of revenue, compared to 28% for the same period of 2010. The decrease in gross profit margin from 2010 reflects the impact of an increase in the sales of our CPS and infrastructure products as a percentage of our total revenue.  These products generally earn lower margins for us than sales of our UPS product because they include a higher proportion of third party ancillary equipment. A change in sales mix driven by an increase in revenues from these lower margin products as a percentage of total revenues will result in a lower gross profit for our business. Our margins were also negatively impacted by lower margins on professional services in Europe related to CPS system installation and management, and from higher unabsorbed overhead costs from our manufacturing operations due to lower UPS product revenue. Our ability to improve our gross profit will depend, in part, on our ability to continue to reduce material costs, improve our sales channel mix in favor of direct sales versus OEM sales, increase sales of higher margin products such as our UPS products, increase product prices, improve our professional service margins through pricing and operating efficiency, and increase our total revenues to a level that will allow us to improve the utilization of our manufacturing and service operations.

Research and development. Research and development expense primarily consists of compensation and related costs for employees engaged in research, development and engineering activities, third party consulting and product development activities, as well as an allocated portion of our occupancy costs. Overall, our research and development expenses were approximately $439,000, or 53%, higher in the third quarter of 2011 compared to the third quarter of 2010 and $186,000, or 17%, higher than the second quarter of 2011. For the nine months ended September 30, 2011, our research and development expenses were $762,000, or 30%, higher than the same period in 2010. We are currently developing a new generation of UPS product that we believe will offer greater power modularity and space efficiencies especially as we target the larger power market segments.   We have increased headcount to support this new product development and to support new infrastructure and UPS products that we believe will contribute to future revenue growth for us. It is anticipated that the new UPS product line will allow improved profit margins for our UPS systems business. Our research and development efforts in 2010 were largely focused on new configurations of our existing flywheel technology, as well as refinements and enhancements to the standardization of our PowerHouse and containerized infrastructure solution products.   We believe research and development expenses in the fourth quarter of 2011 will remain at similar levels to those recorded in the third quarter of 2011.

Index

Selling and marketing. Selling and marketing expense primarily consists of compensation, including variable sales compensation, and related costs for sales and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs and the cost of our foreign sales operations. Selling and marketing costs were approximately $12,000, or 0%, lower in the third quarter of 2011 compared to the third quarter of 2010 and increased approximately $127,000, or 4%, from the second quarter of 2011.  For the nine-month period ended September 30, 2011, our selling and marketing expenses were approximately $74,000, or 1%, higher than for the same period in 2010. The decrease in quarterly expense in 2011 compared to the prior year and prior quarter reflects lower variable sales compensation due to our lower gross margins, offset by higher salary costs as a result of an increase in headcount for our direct sales organization in the U.S. We believe that sales and marketing expenses will remain at similar levels to those recorded in the third quarter of 2011, except for changes in variable selling expenses that are based on fluctuations in total revenue and gross profit margins.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including sales, property and franchise taxes. General and administrative expenses for the third quarter of 2011 increased approximately$205,000, or 19%, compared to the same period in 2010 due to higher headcount and professional services fees, and decreased approximately $155,000, or 11%, as compared to the second quarter of 2011 due to lower recruiting and professional costs. For the nine-month period ended September 30, 2011, our general and administrative costs were $258,000, or 7%, higher than the same period of 2010 due to higher headcount. We expect to incur approximately $940,000 in costs during the fourth quarter of 2011 relating to separation of employment and for costs incurred in hiring a new Chief Executive Officer.

Interest expense, net. Net interest expense has increased from approximately $30,000 in the third quarter of 2010 to approximately $68,000 in the third quarter of 2011, or by 127%. We incurred higher interest expense as we had a larger average outstanding balance on our revolving credit facility. Our average cash and investments balance over the three-month period ending September 30, 2011 has decreased by $4.8 million, or 32%, compared to the average balance over the same period ending September 30, 2010 and has decreased by $3.3 million, or 21%, for the nine-month period ended September 30, 2011, compared to the average balance over the same period of 2010. The lower cash balances and lower interest rate environment resulted in a decrease in interest income.

Other income (expense), net. Other income (expense) in the third quarter of 2011 and 2010 reflects foreign exchange gains (losses) on a bank account held in foreign currencies by our subsidiary company.

Liquidity and Capital Resources

Our primary sources of liquidity at September 30, 2011 are our cash and investments on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect that we have adequate capital resources in order to continue operating our business for at least the next 12 months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2011 and beyond or significantly affect our level of liquidity, which may limit our opportunity to pursue certain opportunities to grow our business.

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

Index

The following table summarizes the quarterly changes in cash used in operating activities:

($ in thousands)	Nine months ended September 30,		Variance 2011 vs. 2010
	2011	2010	$	%
Cash used in operating activities	$(7,148)	$(2,513)	$(4,635)	(184)%

Cash used in operating activities increased by $4.6 million in the nine-month period ended September 30, 2011 compared to the same period of 2010. This was primarily due to changes in our working capital requirements caused by the timing of product shipments to our customers and by our operating loss of $3.6 million. This timing of large orders can cause large fluctuations in the amount of cash required for operations on a quarterly basis. For example, during the quarter ended September 30, 2011 the net cash used in operating activities was approximately$114,000 compared to net cash used of $4.3 million in the second quarter of 2011.

Inventories have increased by $4.3 million since December 31, 2010 but decreased by $1.3 million in the current quarter. The increase since December 2010 is attributable to higher levels of raw materials and work-in-progress inventory of $2.7 million to support our CPS and infrastructure projects, and from higher levels of UPS inventory. Accounts receivable increased by $2.0 million since December 31, 2010, but decreased $1.1 million since June 30, 2011. These changes reflecting the higher revenue levels in the first nine months of 2011 compared to the same period in 2010 and the improvement since June reflects a higher proportion of CPS revenues that were completed near the end of the second quarter for which we had not yet been paid. Our accounts payable is approximately the same level as at December 31, 2010, but we have seen large fluctuations in the balance of accounts payable as we receive large power and infrastructure orders. The level of accounts payable decreased by $5.0 million during the third quarter, due to timing of vendor payments and inventory flow on these large orders. Accrued expenses decreased by $1.7 million since December 31, 2010, reflecting payments of annual incentive compensation. These uses of funds were offset by an increase in deferred revenue of $2.1 million since December 31, 2010, that primarily reflects the receipt of customer deposits and advance payments related to the timing of our large CPS and infrastructure projects. We anticipate that cash provided by (used in) operations will fluctuate significantly based upon the volume and size of our CPS and infrastructure solutions, and by the timing of product delivery relative to our reporting periods, and that such volatility in sources and uses of funds will continue as our CPS and infrastructure solutions businesses continue to grow.

The following table summarizes the quarterly changes in cash used in investing activities:

($ in thousands)	Nine months ended September 30,		Variance 2011 vs. 2010
	2011	2010	$	%
Cash used in investing activities	$(2,494)	$(532)	$(1,962)	(369)%

Investing activities primarily consist of purchases of property and equipment. Capital expenditures were $2.2 million in the nine-month period ending September 30, 2011, compared to approximately $532,000 in the same period of 2010, as we invested in multiple demonstration CPS systems in Asia and Europe and the U.S., for rental equipment to support our sales activities and commenced tooling for our next generation UPS product.

The following table summarizes the quarterly changes in cash provided by financing activities:

($ in thousands)	Nine months ended September 30,		Variance 2011 vs. 2010
	2011	2010	$	%
Cash provided by financing activities	$3,265	$10,007	(6,742)	(67)%

Funds provided by financing activities during the nine months ended September 30, 2011 reflect a draw of $3.0 million on our revolving bank line of credit and proceeds from the exercise of employee stock options. An additional $6.0 million was available to draw upon under our current banking relationship.  Funds provided by financing activities during the nine-months ended September 30, 2010 primarily reflect the sale of common stock in a firm-commitment underwritten offering pursuant to which we sold approximately 13.25 million shares of common stock at a purchase price of $0.75 per share, for proceeds, net of fees and expenses, of approximately $9.0 million.

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

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended September 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

You should carefully consider the risks described below and in Item 1A of our 2010 Annual Report on Form 10-K before making a decision to invest in our common stock or in evaluating Active Power and our business. The risks and uncertainties described below and  in our 2010 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

Index

The actual occurrence of any of the risks described below and in our 2010 Annual Report on Form 10-K could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

Our Chief Executive Officer and President has resigned, we have appointed an Interim Chief Executive Officer and we are searching for a permanent replacement, and the uncertainty of this transition could adversely affect our customer, vendor, and employee relationships and result in adverse effects on our business and operating results.

Our Chief Executive Officer and President resigned in October 2011, and an Interim Chief Executive Officer from our Board of Directors was appointed pending appointment of a permanent successor. Although our Interim Chief Executive Officer is a seasoned chief executive officer, he may need some time to familiarize himself with the operations of our company and thus may not be fully effective during this transition. Further, the resignation of our Chief Executive Officer and President and/or the presence of an interim Chief Executive Officer may destabilize our relationships with customers, vendors, and employees, resulting in loss of business, loss of vendor relationships, and the loss of key employees or declines in the productivity of existing employees. The search for a permanent Chief Executive Officer may take many months or more, further exacerbating these factors. Any or all of these risks could adversely affect our business and operating results.

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

4.3*	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1	Separation Agreement and Release, dated October 15, 2011, between Active Power and James A. Clishem.

10.2	Offer Letter, dated October 16, 2011, between Active Power and Jan Lindelow.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

101
The following financial statements from the Active Power’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

_____________________________
*	Incorporated by reference to the indicated filing.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

November 1, 2011	/s/ JAN H. LINDELOW
(Date)	Jan H. Lindelow
President and Chief Executive Officer (Principal Executive Officer)

November 1, 2011	/s/ JOHN K. PENVER
(Date)	John K. Penver
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)