Form 10-K
period 2011-12-31
ACTIVE POWER INC
filed 2012-03-01
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Securities registered pursuant to Section 12(g) of the Act:
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes     ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on the last day of registrant’s most recently completed second fiscal quarter, June 30, 2011, as reported on The Nasdaq Stock Market, was approximately $56.6 million (affiliates being, for these purposes only, directors and executive officers).

As of February 28, 2012, the registrant had 81,090,323 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of Form 10-K is incorporated by reference to the registrant’s proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2011.

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

Special Note Regarding Forward-Looking Statements

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements about historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

●	strategic relationships with third parties, including suppliers and channel partners;

●	customer demand for our products;

●	customer adoption of new products;

●	growth and future operating results;

●	developments in our markets;

●	expansion of our product offerings and sales channels;

●	customer benefits attributable to our products;

●	technologies and operations;

●	working capital constraints;

●	industry trends;

●	our recent hiring of a new Chief Executive Officer; and

●	future economic, business and regulatory conditions.

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

Overview and Strategy

Active Power  designs and manufactures  continuous power and infrastructure solutions. These solutions ensure continuity for data centers and other mission critical operations in the event of power disturbances.

Our products and solutions are designed to deliver continuous conditioned (“clean”) power during power disturbances and outages, voltage sags and surges, and provide ride-through power in the event of utility failure, supporting operations until utility power is restored or a longer term alternative power source, such as a diesel generator is started.  We believe our products offer an advantage over those of our competitors in the areas of power density (less space) and energy efficiency, total cost of ownership, system reliability, modular design, and the economically green benefits of our solutions.

We have sold our patented flywheel-based uninterruptible power supply (“UPS”) systems since 1999. As of December 31, 2011, we have shipped more than 3,200 flywheels in UPS system installations, delivering more than 800 megawatts of power to customers in 42 countries around the world with more than 110 million runtime hours of operation.

In addition to selling stand alone UPS systems, we also manufacture and sell continuous power systems (“CPS”) that integrate our UPS products with other related equipment such as switchgear and backup diesel generators, and that are sold as a complete power solution for customers. Our CPS systems can be sold in a containerized format, or as individual components, and offer the same customer benefits with regard to operating efficiency, reliability and cost as our UPS products.

We have leveraged our success with containerized CPS solutions to work with our partners to develop and manufacture containerized infrastructure solutions. These solutions serve as the infrastructure for containerized data center products, which are self-contained fully-functional data centers.We design and build enclosures that have a fully built out interior – including electrical, cooling, monitoring and other elements – ready for the customer to add their IT racks and servers. These products can be deployed rapidly and at a lower cost than traditional brick-and-mortar solutions and are optimally suited for hyper-scale IT and cloud applications.

In 2011, 42% of our product revenue came from the sale of UPS systems, 36% from the sale of CPS solutions and 22% from the sale of infrastructure solutions.

We are headquartered in Austin, Texas, with international offices in the United Kingdom, Germany, and China.

We believe a number of underlying macroeconomic trends place Active Power in a strong position to be one of the leading providers of critical power protection. These trends include:

●	increasing business costs of downtime;

●	a rapidly expanding need for data center infrastructure;

●	ever-increasing demands placed on the public utility infrastructure;

●	an inadequate investment in global utility infrastructure;

●	rising costs of energy worldwide driven by volume of energy used; and

●	an increasing demand for economically green solutions.

We have evolved significantly since the company was founded in 1992.  Our early focus was on research and development of the core products that continue to enable the business today.  Over the past several years, we have focused our efforts on brand, markets, and channels of distribution. The technological foundation of Active Power has yielded more than 100 worldwide patents and a highly differentiated, cost-efficient product platform that we have evolved into an expanding suite of infrastructure solutions. As we go forward, it’s critical for us to focus on both technology development to maintain and grow our leadership position and build channels of distribution to have more avenues into the market.

Go-to-Market Strategy

Active Power has developed and implemented a go-to-market strategy to set the direction for our sales and marketing initiatives and plans around the following components:

●	Customer: Data Center Applications Across Vertical Markets
●	Distribution: Partner Enabled Distribution Strategy Transacted Locally
●	Geography: 9 Global Markets around 4 Centers of Operation
●	Products: Continuous Power and Infrastructure Solutions
●	Value: Ingenious Efficient, Reliable, Green Solutions

Customer & Target Markets

According to a 2011 report on the world UPS market by IMS Research, the global UPS market was estimated to be nearly $8 billion in 2011. IMS Research projects the market will increase to more than $9 billion in 2013 and is expected to grow to nearly $10.5 billion by 2015 with a compound annual growth rate of nearly 8%.

UPS products can be classified into single phase and three phase systems. We are engaged in the higher power, three phase market and do not offer any systems in the lower power, single phase range. The market for three phase systems is typically stratified by kVA (kilo-Volt-Amps, or power level) and by geography. We have  refined our focus on customers in the 100 kVA and higher category. In 2011, this category of the UPS market was estimated to be $2 billion of the global market and is forecasted to be nearly $3.0 billion of the total market opportunity in 2015 according to the 2011 IMS Research report. This is one of the fastest growing segments of the UPS market according to IMS Research.

Beyond the UPS market, the continuous power solutions market significantly expands our addressable market. These solutions typically contain all of the components of a continuous power system including UPS, generator, switchgear, base fuel tank, and monitoring system. The additional products, integration, and services significantly expand the market opportunity and revenue contribution for us.

The focus of our go-to-market strategy is on customer applications, not individual vertical markets. We deliver products and solutions that support and enable mission critical IT and data center focused applications. These applications can be found in a breadth of vertical markets. The vertical markets where our products and solutions are uniquely suited include data center service provider/collocation, technology, healthcare, financial, government/military, and telecommunications. On a more opportunistic basis, we are focused on delivering power quality solutions to a set of vertical markets including broadcast, airports, and industrial.

We believe it is necessary for a company the size of Active Power that competes in a global UPS market worth more than $2 billion and competing with multi-national corporations to maintain a level of focus that ensures maximum return on sale and therefore shareholder value. Therefore, we have chosen three unique segment strategies focused on data center applications to help maximize our investment, focus, and efforts:

1.	Extreme / Hyperscale Segment

Extreme scale customers typically are companies with a vast global presence directly in the heart of or the basis for the IT industry itself. They operate and manage large homogenous operations of more than 25,000 nodes in single locations across the world. Deployments are typically in the thousands of server nodes, representing several megawatts of UPS power and corresponding power and cooling infrastructure.

2.	Enterprise Segment

Enterprise is one of the largest customer segments within the UPS industry at approximately $1 billion. We further break this down into Regional Colocation Providers and Corporate Data Centers as the customer engagement is noticeably different between the two.

a.	Enterprise: Regional Colocation Providers

Regional colocation providers have a core business range from hosting to more complex managed services for third party clients. The data center is their core business and key purchasing decisions revolve around speed, efficiency, and reliability. The more IT space available to rent out, the more potential revenue dollars that ultimately drives a better return on investment. They are therefore extremely focused on footprint, energy efficiency, and modularity.

b.	Enterprise: Corporate Data Centers

Corporate data center customers represent any and all medium to large enterprises operating a data center that services the business needs of the organization, but is not their core business. The data center is there to support the core business and provides business services such as e-mail, storage, web traffic, MRP, CRM, etc.

The following list provides a representative sample of end user customers that utilize our products and solutions to support and enable their operations. The list includes customers to whom such products and solutions have been sold directly byus or via our OEM partners, manufacturing representatives, distributors or strategic IT partners:

Representative Customers	Industry
Barclays PLC	Financial
Bedag Informatik AG	Technology
Bristol Meyers Squibb	Healthcare
Budapest Ferihegy International Airport	Airport
Capgemini	Service Provider / Colocation
Christian Television Network	Broadcast
Hexal	Healthcare
Huawei	Telecommunications
National Oceanic and Atmospheric Association	Government / Military
National Oilwell Varco	Industrial
Oracle	Technology
Orange Slovensko	Telecommunications
Royal Bank of Scotland	Financial
Shandong Utility	Industrial
Suvarnabhumi Airport (Bangkok)	Airport
Terremark Worldwide	Service Provider / Colocation
U.S. Army	Government / Military
WRLN-TV	Broadcast

Distribution:  Partner Enabled Distribution Strategy Transacted Locally

We continue to develop client relationships by selling directly and through our network partners. Specifically, we bring products to market through the following distribution methods:

●	sales made directly by us;
●	manufacturer’s representatives;
●	distributors;
●	OEM partners; and
●	strategic IT partners

Sales made directly by us. Our direct sales teams are located in North America, Europe and Asia markets and are supported by four regional offices in the U.S., United Kingdom, Germany, and China. Our direct sales teams are securing and establishing local presence and brand awareness, winning large customer orders, and developing the foundation for the long-term client relationships in their local markets.

Manufacturer’s Representatives. We have relationships in place with a group of manufacturer’s representatives primarily in North America. A representative has been granted rights to sell Active Power products in a specific geographic territory. In exchange, the representative has agreed to sell a specific volume of our products and not sell any competitive products, all in exchange for compensation at a specified rate that is tied to the profitability of the underlying sales. We also maintain a group of non-exclusive representatives who have each been designated a territory in which to sell our products on a non-exclusive basis for a lower specified commission rate. This channel remains integral to the distribution of our products in North America and increases our geographic sales coverage without the necessity of adding direct sales personnel. Products are marketed and sold under the Active Power brand through this channel.

Distributors. In certain markets, primarily overseas, we have elected to recruit and retain specific distributors to market our products and services into a designated geographic market. The distributor buys products from us and resells them to the end user, often with other products or services. Distributors may also perform service and warranty work for us under contract. This strategy has been successful for us in markets where we choose not to deploy direct sales resources.

OEM Partners. OEM partners are our longest standing method of distribution and remain key to our overall business strategy. Our primary OEM partner and one of our largest customers is Caterpillar, Inc. (“Caterpillar”). Caterpillar markets Active Power’s UPS products under the Caterpillar brand name “CAT UPS” and as a complement to its electric power product lines of diesel engines and switchgear. Caterpillar is a global market leader in new generator sales and has the largest installed base of existing standby generators in the world. By offering the CAT UPS with a standby generator and switchgear, Caterpillar can transform a standby power system into a CPS. We believe this total solution gives both Caterpillar and us significant competitive advantages in the power quality market. In 2011, we signed a five-year distribution agreement with Caterpillar to continue this important relationship that dates back to 1999. Our sales to Caterpillar represented 24%, 19%, and 16% of our total revenue for the years ended December 31, 2009, 2010 and 2011, respectively.

Strategic IT Partners. We have entered into a number of agreements since 2007 with leading global organizations in the data center market who have the ability to collaborate with us on new sales opportunities. These relationships help us expand potential opportunities to market our products and services through all of our distribution channels. Our primary IT partner is Hewlett Packard Corporation (HP). HP accounted for 12%, 25% and 36% of our revenue during 2009, 2010 and 2011, respectively.

We are a member of HP’s Data Center Solution Builders Program. This program is designed to develop and deliver new technologies and products and services that are targeted towards energy conservation and other operational improvements in data center design or operation. The program allows Active Power to promote its PowerHouse solution jointly with HP on a global basis and to support the power infrastructure requirements of HP’s Performance Optimized Data Center (HP POD) products. We have also entered into a Master Services Agreement with HP that allows HP to purchase any of our products, including CleanSource UPS and PowerHouse, for their own use or to resell to their customers. We have also entered into a Master Supply Agreement under which we provide infrastructure solutions to HP. In 2011, Active Power became a member of the HP AllianceONE partner program, enabling closer marketing collaboration between our two companies.

We have agreements with other global IT partners, predominantly in the United States. However, we do not generate significant revenue from these arrangements. We continue to negotiate additional agreements globally with other IT, telecom, and system integrators to increase opportunities for our business.

Additional Channels. In 2012, we will seek to add several other channels in an effort to grow our presence within the enterprise data center segment. These channels include systems integrators, general contractors, and data center property management firms, all of whom have interaction with enterprise clients at various critical stages of the customer buying process.

Geography: 9 Global Markets around 4 Centers of Operation

We are focusing our marketing and customer acquisition efforts in nine global regions supported by four regional offices or operations centers. Our operations centers are located in Austin, Texas; Osterode, Germany; Evesham, United Kingdom; and Beijing, China. Our global operations centers provide local sales and service, applications engineering, containerization, integration, and product testing for our continuous power and infrastructure solutions. Sales outside of the U.S. accounted for approximately 31%, 29% and 38% of our revenues in 2009, 2010 and 2011, respectively. We expect that a significant portion of our total revenue will continue to be derived from international sales.

Products: Continuous Power and Infrastructure Solutions

CleanSource UPS

UPS products serve two primary functions. First, during normal operations they are continuously conditioning (“cleaning”) the incoming power from the utility and delivering “conditioned” power to the client’s mission critical load (e.g., IT equipment). In this mode, the UPS specifically regulates incoming utility power fluctuations in voltage and frequency. Second, if there is any interruption in the utility source, the UPS will provide temporary, or bridging, power until either the utility power is restored, or an alternative generating source, such as a diesel generator, begins to provide power. This role of the UPS in the context of a continuous power application is illustrated below:

Active Power introduced the world’s first integrated flywheel uninterruptible power supply (UPS) system, which integrates UPS power electronics with flywheel energy storage technology. The flywheel stores kinetic energy – energy produced by motion – by constantly spinning a compact rotor in a low friction environment. When short-term backup power is required due to utility power fluctuations or losses, the rotor’s inertia allows it to continue spinning and the resulting kinetic energy is converted to electricity. The UPS draws upon the stored kinetic energy of the spinning flywheel to generate electricity to the load until the utility power returns, or in the event of a longer interruption, the generator comes online as a power source. The flywheel immediately supports the critical load upon loss of utility power. Within seconds of an extended outage occurring, the UPS signals the generator to start via the automatic transfer switch. The generator then carries the load until utility is restored.

We market our flywheel-based UPS systems under the brand name CleanSource UPS®. CleanSource UPS is a battery-free UPS system that integrates normal UPS electronics and our flywheel energy storage system into one compact cabinet lineup. We currently offer CleanSource UPS products in power configurations ranging from 130kVA up to 1.5 MVA, with the ability to parallel these products to provide more than eight megawatts of load protection. Combining CleanSource UPS with a generator provides customers with complete short- and long-term protection in the event of a power disturbance. UPS products, branded by Active Power or our original equipment manufacturer (“OEM”) partners represented 60%, 48% and 32% of our total revenue for the years ended December 31, 2009, 2010 and 2011, respectively.

Continuous Power Solutions

For customers looking for a complete, integrated continuous power system, we package our CleanSource UPS along with a generator, switch gear, monitoring and controls software, our generator starting module (known as “GenSTART”), an optional cooling system, and a comprehensive maintenance package into a fully integrated system. Due to the space efficiencies of our CleanSource UPS, we are able to offer all of these components in a pre-packaged containerized solution offering we market under the brand name PowerHouseTM.

 PowerHouse is packaged in a purpose-built enclosure with size and features depending upon the customer’s power load requirements and local and national regulatory requirements. These systems are specifically designed to handle the demands of data center facilities requiring the highest power integrity available while maximizing up time, useable floor space, and operational efficiency. Designed to offer a highly flexible architecture to a customer’s constantly changing environment, our systems are offered in eight standard modular power configurations, enabling sizing for power (and cooling) infrastructure on demand. These systems are highly differentiated as they offer flexibility in placement, space savings, fast deployment time after receipt of order, high energy efficiency, and prompt capital deployment to meet current demands. PowerHouse also delivers significant value to customers as the entire system is integrated and tested prior to delivery for a repeatable and simple solution. Our continuous power solutions represented 15%, 20% and 33% of total revenue in 2009, 2010 and 2011, respectively.

 Infrastructure Solutions

To better serve our customers and leveraging our expertise in containerization and power distribution and started to manufacture containerized infrastructure solutions, designed to specification for select business partners.  These solutions serve as the infrastructure for containerized data center products, which are self-contained fully-functional data centers.  Modular data centers may be rapidly deployed with other modular data centers as a cost-effective alternative to traditional raised-floor data centers.

Active Power designs and delivers the exterior shell and a fully outfitted  interior – including electrical, cooling, monitoring, and other elements – ready for the customer to add its IT racks and servers.  After the customer adds its IT equipment to our containerized infrastructure solution, the customer has a functional data center.  Infrastructure solutions represented 18% and 20% of revenue in 2010 and 2011, respectively.

The design and manufacture of infrastructure solutions enables us to leverage our expertise in containerization to build and deliver on infrastructure solutions specifically for our IT partner. It also provides a pull through opportunity for us on our PowerHouse product given approximately one half of our PowerHouse products are sold in support of infrastructure solution products.

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

Service

We deliver worldwide customer support that offers clients assessment, implementation and lifecycle support services for all Active Power products and systems. Building a portfolio of services to work with clients through the lifecycle of their power assessment design and implementation process is a key element of our service growth strategy. We offer the following services to our customers:

●
Infrastructure Needs Assessment. We work locally through our global network of mission critical infrastructure engineers and project managers to assess the power and cooling needs of a client’s facility;

●	Vetting and Validation. Our teams of experienced application engineers use comprehensive assessments to vet and validate the optimal solution that complements a client’s business continuity plan;

●
Alignment with Business Objectives. Through continuous communication, our teams ensure the solution accurately aligns with the original needs assessment and a client’s short-term and projected future business objectives;

●
System Design. We design client solutions to ensure all components are optimized with a particular focus on reliability, efficiency, and cost effectiveness in determining the correct match and interoperability between components;

●
Deployment. Our experienced group of project managers will work with a client to develop a timely deployment schedule with the least impact on day-to-day business. We ensure expectations are clearly defined through the deployment phase;

●
Start-Up and Commissioning. Once the system is deployed, our team takes the system through a rigorous commissioning process to ensure the system is working to specification. Our engineers work closely with the client’s team to make certain they are educated and trained on the successful operation of the system; and

●
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

Service revenues represented 18%, 14% and 17% of our total revenue for the years ended December 31, 2009, 2010 and 2011, respectively.

UPS, Continuous Power and Infrastructure Market Drivers

We believe there are several market dynamics fueling the growth of the UPS, continuous power and infrastructure markets and the need for energy efficient, reliable and green backup power. These include:

Increase in data usage, storage and  in data center density:

●
Growth of enterprise data, social networking sites, web-based applications, cloud computing and other similar technologies requires data centers to invest in more IT and physical infrastructure equipment to support growth in use and storage rquirements;

●	Deployment of additional IT and infrastructure requires more floor space; and
●	Enterprises need for more power density to accommodate IT equipment more efficiently within a given space.

More awareness of energy efficiency from both a corporate social responsibility and financial perspective:

●	More investment in highly efficient, sustainable technologies to keep electricity costs down, but also to stay competitive in the marketplace;
●	Government legislation like the United Kingdom Carbon Reduction Commitment Energy Scheme and other cap and trade programs are becoming more prominent to help eliminate carbon emissions; and
●	Electricity costs are the highest single operating costs for many organizations due to substantial amount of power needed to support their data center facilities.

Containerized, modular data centers are becoming more commonplace, not solely for specific niche applications like military and high density computing environments:

●	Collocation sites that house containerized datacenters are becoming more prevalent due to performance and tangible economic benefits;
●
Short lead times and rapid deployment capability due to use of pre-fabricated building blocks will increase demand for containerized, modular datacenter products, particularly for those organizations that do not have capital readily available to commit to building a brick and mortar facility; and

●	Modular design-build approach is a more capital efficient model, enabling organizations to deploy IT and infrastructure as business and IT needs evolve, reducing underutilization.

Customers focused on convenience and improving margins:

●	More mission critical organizations are moving towards innovatively designed, turnkey data center and infrastructure solutions that involve less risk, cost, and complexity and more automation; and
●	Organizations want the ability to rapidly deploy data center and associated power and cooling infrastructure.

Increase in global energy consumption:

●	Rapid industrialization of highly populated world regions is increasing global energy demand and placing a premium on reliability of energy supply and sensitivity to loss of power
●	An increasing cost to produce and consume electricity due to rapid depletion of finite fossil fuel sources, instability in oil-producing regions and a preference for green energy sources.

Increasing economic impact of power interruption to users:

●	The financial cost of power interruption through loss of products, manufacturing down time, and computer processing interruptions; and
●	Reputational cost of power interruption to businesses.

Competitive Landscape

We compete in three primary product areas: UPS systems, CPS, and containerized infrastructure solutions.

UPS Systems. CleanSource UPS competes primarily against conventional battery-based UPS systems from vendors such as Emerson/Liebert, Eaton/Powerware, and APC/MGE. We also compete against rotary UPS systems from vendors such as Piller, Eurodiesel, and Hitec.  For applications requiring less than one megawatt of critical load, we largely compete against battery-based competitors and for applications greater than one megawatt we tend to compete against rotary (battery-free) systems vendors. There is greater market acceptance of battery-free solutions (such as flywheel and rotary) compared to battery-based solutions in the one-megawatt and higher power range, making this an ideal segment for our CleanSource UPS products.  Several of the leading conventional UPS battery vendors have begun offering flywheel-based energy storage to replace batteries. Vycon is the principal manufacturer of these flywheel systems.

Our primary basis of competition in UPS systems is product differentiation and our advantage in power density (less space),power efficiencies, reliability, and total cost of ownership.

Continuous Power Solutions. CPS are a growing sector of our business that enables us to leverage the strengths and key benefits of our core product, CleanSource UPS. PowerHouse is the brand name for our prepackaged CPS which are delivered in purpose-built enclosures for fast deployment to support a variety of applications including facility expansion, temporary critical power needs, event support, disaster recovery, or to support a containerized data center product. We also offer complete CPS solutions designed for use in traditional data center environments.

There are a variety of competitors with similar capabilities including system integrators and value added service providers who may procure required system components and assemble custom solutions. We believe  that we are one of only a few UPS manufacturers in the world also offering pre-packaged standard solutions for quick delivery globally. The power density advantages we enjoy with our UPS products allow us to offer higher continuous power levels within the physical constraints of the containerized space compared to our competitors, which we believe is a barrier to entry for them and will lead to higher revenues from turnkey systems for us in the future. Our product’s ability to operate in temperatures of up to 40 degrees Centigrade in non air -conditioned environments (such as a shell building or open-air facility) also acts as a competitive barrier to entry for battery UPS systems which must have sufficient air conditioning to operate properly. In early 2009, we entered into an agreement to jointly market and sell PowerHouse and related services in conjunction with HP. We will support the modular or containerized data center products of each of HP. We believe our ability to jointly market and leverage the activities of our mutual sales channels increases the revenue potential of PowerHouse for Active Power in future periods.

Infrastructure Solutions.  Infrastructure solutions refers to the components of a containerized data center.  In 2010, we began designing and manufacturing containerized infrastructure solutions for select business partners on a contract basis.  We designs to specification and manufactures the modular shell and outfits the interior infrastructure (electrical, cooling, monitoring, etc.).  Our clients will then add the IT servers and racks, resulting in a self-contained modular data center that our partners sell to end users.

As with PowerHouse, there are a variety of competitors around the globe with similar capabilities to manufacture these systems.  We believe our experience with the power and cooling requirements of the infrastructure provides us with a competitive advantage in the design and manufacturing of these products.  Further, the joint offering of our PowerHouse with the containerized infrastructure solutions provides efficiencies, scale, and advantages in sales, marketing, and engineering we expect customers to find increasingly compelling.

Value: Energy  Efficient, Reliable, Green Solutions

“Global Innovators Turn to Active Power for Ingenious Infrastructure Solutions”

Active Power realizes our vision statement above through the execution of our go-to-market strategy, a commitment to maintaining and building a sustainable competitive advantage, and the delivery of a compelling value proposition to the marketplace.

Our sustainable competitive advantage is built around the following core areas:

●	Intellectual Property

•	Core Technology
•	Solutions Capability
•	Engineering Talent
•	Agile Team
•	Collaboration with Clients
•	Market Approach - The Ingenious Way We Beat the Competition

We believe our key areas of differentiation across all product lines align very well with market drivers and customer demand. The core differentiators for all our solutions are the following:

●	Engineered to deliver industry leading energy efficiency performance reducing losses therefore using less energy; and

●	Power delivered in about half the space of competitive systems.

●	Unique patented design delivers predictable consistent and continuous operation; and

●	Proven to be less likely to fail versus conventional systems.

●	Higher energy efficiency reduces operating expenses, carbon footprint and impact on the environment; and

●	Delivers significant total cost of ownership savings to our customers in the near term.

Intellectual Property and Assets

We rely upon a combination of patents, trademarks, confidentiality agreements and other contractual restrictions with employees and third parties to establish and protect our proprietary rights. We have filed dozens of applications before the U.S. Patent and Trademark Office, of which 51 have been issued as patents, of which 39 of those patents are currently active. Additionally, we are attempting to strengthen our patent protection abroad for our technology by continuing to file patent applications and receive patents in Europe and Asia. These efforts have resulted in 76 foreign patents being issued, of which 34 are active. Our patent strategy is critical for preserving our rights in and to the intellectual property embedded in our CleanSource UPS and PowerHouse product lines and in newer technologies. As a manufactured, tangible device that is sold, rather than licensed, our products do not qualify for copyright or trade secret protection. To enforce ownership of such technology, we principally rely on the protection obtained through the patents we own and unfair competition laws. We intend to aggressively protect our patents, which would include bringing legal actions if we deem it advisable.

We own the registered trademarks ACTIVE POWER, CLEANSOURCE and COOLAIR in the United States and abroad. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

Research and Development

We believe research and development efforts are essential to our ability to successfully deliver innovative products that address the current and emerging customer, particularly as the power management/infrastructure market evolves. Our research and development team works closely with our marketing and sales teams, IT channel partners, and OEMs to define product requirements that address specific market needs. Our research and development expenses were $4.2 million, $3.4 million and $4.7 million in 2009, 2010 and 2011, respectively. We anticipate our research and development expenditures in 2012 will increase compared to 2011 as we finalize development of our next-generation UPS products and as we broaden our product portfolio, but will decrease as a percentage of sales in the future as our revenues grow. As of December 31, 2011, our research, development and engineering teams consisted of 22 engineers and technicians.

Manufacturing

We manufacture all of our UPS products at our headquarters in Austin, Texas. We are an ISO 9001:2008 quality certified operation which attests to the quality in product and process used to manufacture and deliver products and services to our clients. We source the majority of our components from contract manufacturers to enhance our ability to scale our operations and minimize cost. This approach allows us to respond quickly to customer orders while maintaining high quality standards and optimizing inventory.

Our internal manufacturing process consists of the fabrication of certain critical components within the flywheel energy storage system and the assembly, functional testing, and quality control of our finished products. We also test components, parts and subassemblies obtained from suppliers for quality control purposes.

We have entered into long-term agreements with some of our key suppliers, but we currently purchase most of our components on a purchase order basis. Although we use standard parts and components for our products where possible, we currently purchase the flywheel rotor from a single source. However, we have now successfully qualified an alternate supplier for rotors. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, production time required, and current market demand for such components or commodities.

The growth in our revenue stream has enabled a higher level of utilization of our manufacturing facility.  In addition, the expansion of our product lines has allowed us to increase production capabilities and gain more extended use of our existing factory. We believe our current workforce, facilities, and inventory levels will be sufficient to handle our near-term projected sales demand. Over time, we will need to hire additional manufacturing personnel to address sales volume increases.

Local Assembly

A key component of our strategy is to perform local integration, assembly, and testing of our continuous power and infrastructure solutions.  Our first facility of this type is located in Evesham, United Kingdom.  We have been integrating and testing our PowerHouse systems locally in the UK for the last two years.  We recently added in-house and supplier capabilities to support the final electrical and mechanical assembly for our containerized products.  We are working towards ISO certification for this facility. We also perform local integration and testing for our PowerHouse solutions in both Beijing, China, and Osterode, Germany, in conjunction with local partner relationships.

Employees

As of December 31, 2011, we had 226 total employees in the following areas:

●	22 in research and development;

●	109 in manufacturing, sourcing and service;

●	72 in sales and marketing; and

●	23 in administration, information technology and finance.

None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Seasonality

Our business has experienced seasonal customer buying patterns for a number of years. In recent years, both the UPS and power infrastructure market overall have  experienced relatively weaker demand in the first calendar quarter of the year and a sequential decrease in revenue from the fourth quarter. We believe this pattern, which we attribute to annual capital budgeting procedures will continue. We also anticipate demand for our products in Europe and Africa may decline in the summer months as compared to other regions because of reduced corporate buying patterns during the vacation season.

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

We maintain a website at www.activepower.com. We make available free of charge through this site our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. This information can be found in the Investor Relations section of our website. The website and the information contained therein or connected thereto are not intended to be incorporated in this Annual Report on Form 10-K.

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

We have incurred operating losses since our inception in 1992. Although we have achieved operating profitability on a quarterly basis, we have not yet sustained this and achieved annual operating profitability. As of December 31, 2011, we had an accumulated deficit of $260.9 million. To date, we have funded our operations principally through the public and private sales of our stock, from our credit facility, from product and service revenue and from development funding. We will need to generate significant additional revenue while maintaining our current margins in order to achieve annual profitability, and we cannot assure you that we will ever realize such revenue levels or achieve profitability on a consistent basis.

Our increased emphasis on larger and more complex system solutions and customer concentration may affect our ability to accurately predict the timing of revenues and to meet short-term expectations of operating results.

Our increased emphasis on larger and more complex system solutions has increased the effort and time required by us to complete sales to customers. Further, a larger portion of our quarterly revenue is derived from relatively few large transactions with relatively few customers. For example, in 2011, our three largest customers contributed 55% of our revenue. Any delay in completing these large sales transactions or reduction in the number of customers or large transactions, may result in significant fluctuations in our quarterly revenue. Further, we use anticipated revenues to establish our operating budgets and a large portion of our expenses, particularly rent and salaries are fixed in the short term. As a result, any shortfall or delay in revenue could result in increased losses and would likely cause our operating results to be below public expectations. The occurrence of any of these events would likely materially adversely affect our results of operations and likely cause the market price of our common stock to decline.

Our business may be affected by general economic conditions and uncertainty that may cause customers to defer or cancel sales commitments previously made to us.

Continuing economic difficulties in the Unites States and certain international markets have led to an economic recession and lower capital spending and credit availability in some or all of the markets in which we operate. A recession or even the risk of a potential recession or uneven economic growth conditions may be sufficient reason for customers to delay, defer or cancel purchase decisions, including decisions previously made. This risk is magnified for capital goods purchases such as the UPS products and CPS solutions that we supply. Although we believe that our competitive advantage and our efforts to broaden the number of different markets in which we sell will help mitigate the economic risk associated with any one country or market vertical, any customer delays or cancellation in sales orders could materially adversely affect our level of revenues and operating results. Should our financial results not meet the expectations of public market analysts or investors, the market price of our stock would most likely decline.

Our financial results may vary significantly from quarter to quarter.

Our product revenue, operating expenses and quarterly operating results have varied in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. As a result you should not rely on our operating results during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. These factors include, among others:

●	timing of orders from our customers and the possibility that customers may change their order requirements with little or no notice to us;

●	rate of adoption of our flywheel-based energy storage system as an alternative to lead-acid batteries and our continuous power and infrastructure solutions;

●	ongoing need for short-term power outage protection in traditional UPS systems;

●	deferral of customer orders in anticipation of new products from us or other providers of power quality systems;

●	limited visibility into customer spending plans;

●	timing of deferred revenue components associated with large orders;

●	ability to manage capital requirements associated with large orders;

●	timing and execution of new product introductions;

●	new product releases, licensing or pricing decisions by our competitors;

●	commodity and raw material component prices;

●	lack of order backlog;

●	ability to adjust our cost structure in response to reductions in income;

●	loss of a significant customer or distributor;

●	impact of changes to our product distribution strategy and pricing policies;

●	failure to achieve our anticipated revenue growth rate;

●	impact of changes to the product distribution strategy and pricing policies of our distributors;

●	changes in product mix;

●	changes in the mix of domestic and international sales;

●	rate of growth of the markets for our products; and

●	other risks described below.

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

Because of the significant up-front investment required, and a longer period between order and delivery relative to our UPS products a significant increase in sales of our PowerHouse product and infrastructure solutions may materially increase the amount of liquidity required to fund our operations. The amount of time between the receipt of payment from our customers and our expenditures for raw materials, manufacturing and shipment of products (the cash cycle) for sales of our standard UPS product can be as short as 45 days, and is typically 60 days. However, this cash cycle on a PowerHouse or infrastructure solution sale can be as much as 210 days, depending on customer payment terms. We intend to mitigate the financial impact of this longer cash cycle by requiring customer deposits and periodic payments where possible from our customers. This is not always commercially feasible, and in order to increase our PowerHouse or infrastructure solution sales, we may be required to make larger investments in inventory and receivables to fund these sales opportunities. During 2010 we obtained a bank line of credit with borrowing capabilities tailored to help us finance growth of our PowerHouse or infrastructure solutions business. However, if we experience a substantial increase in the size or number of PowerHouse or infrastructure solutions orders, we may need  to obtain additional sources of working capital, debt or equity financing in order to fund this business. If we are unsuccessful at obtaining additional sources of working capital, we may be required to curtail our level of PowerHouse and infrastructure solutions sales or we may lose potential customers, both of which may cause our financial results not to meet the expectations of public market analysts or investors and adversely impact our results of operations.

We derive a substantial portion of our revenues from international markets and plan to continue to expand such efforts, which subjects us to additional business risks including increased logistical and financial complexity, managing internal controls and processes, political instability and currency fluctuations.

The percentage of our product revenue derived from customers located outside of the United States was 31%, 29% and 38% in 2009, 2010 and 2011, respectively. Our international operations are subject to a number of risks, including:

●	foreign laws and business practices that favor local competition;

●	dependence on local channel partners;

●	compliance with multiple, conflicting and changing government laws and regulations;

●	longer cash cycles;

●	difficulties in managing and staffing foreign operations;

●	foreign currency exchange rate fluctuations and the associated effects on product demand and timing of payment;

●	political and economic stability, particularly in the Middle East and North Africa;

●	greater difficulty in the contracting and shipping process and in accounts receivable collection including longer collection periods;

●	ability to fund working capital requirements;

●	greater difficulty in hiring qualified technical sales and application engineers; and

●	difficulties with financial reporting in foreign countries.

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

We derive a substantial portion of our revenue from a limited number of products, particularly our 250-900 kVA UPS product family. These UPS products are also an integral component part of many of our newer products such as PowerHouse and our infrastructure solutions. We expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products is therefore critical to our future success. Our future success will also depend in part on our ability to reduce our dependence on these few products by developing and introducing new products and product or feature enhancements in a timely manner. Specifically, our ability to capture significant market share depends on our ability to develop and market extensions to our existing product lines at higher and lower power range offerings and as containerized solutions. We are currently investing significant amounts to finalize development of our next-generation UPS product and to broaden our product portfolio. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance and the revenue generated from these new products and enhancements may not offset the costs, which would substantially impair our revenue, profitability and overall financial prospects. Successful product development and market acceptance of our existing and future products depend on a number of factors, including:

●	changing requirements of customers;

●	accurate prediction of market and technical requirements;

●	timely completion and introduction of new designs;

●	quality, price and performance of our products;

●	availability, quality, price and performance of competing products and technologies;

●	our customer service and support capabilities and responsiveness;

●	successful development of our relationships with existing and potential customers; and

●	changes in technology, industry standards or end-user preferences.

We must expand our distribution channels and manage our existing and new product distribution relationships to continue to grow our business.

The future growth of our business will depend in part on our ability to expand our existing relationships with distributors, to identify and develop additional channels for the distribution and sale of our products and to manage these relationships. As part of our growth strategy, we may expand our relationships with distributors and develop relationships with new distributors. We will also look to identify and develop new relationships with additional parties that could serve as outlets for our products, or that could provide additional opportunities for our existing sales channels, such as the relationships that we have developed with IT hardware manufacturers such as HP. Our inability to execute this strategy successfully and to integrate and manage our existing OEM channel partners and our new distributors and manufacturer’s representatives could impede our future growth.

The transition to a new Chief Executive Officer may limit our ability to effectively execute on our business plan.

Effective March 1, 2012, Douglas Milner will become our President and Chief Executive Officer.  Because he is new to Active Power, his experience with our management team  and knowledge of our operations is limited.  While Jan Lindelow, who has been serving as our Interim Chief Executive Officer, will assist Mr. Milner as he transitions into the position, this leadership change may result in disruptions to our business or operations or otherwise limit the ability of our management team to effectively execute on our business plan, which could have an adverse effect on our results of operations and financial condition.

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

Caterpillar including its dealer network is our primary OEM customer and our largest single customer for our flywheel-based products. Caterpillar and its dealer network accounted for 24%, 19% and 16% of our revenue in 2009, 2010 and 2011, respectively. HP is our largest IT channel partner and accounted for 12%, 25% and 36% of our revenue in 2009, 2010 and 2011, respectively. A number of factors could cause these customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays or changes in their product offerings or securing other sources for the products that we manufacture, or developing such products internally.  If our relationships with HP or with Caterpillar are not successful or suffers a material adverse change, such as a material reduction in the level of orders or their failure to timely pay us, our business and operating results would likely suffer.

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

We generally operate our business, without sufficient backlog of orders from our customers. Normally our products are shipped and revenue is recognized shortly after the order is received, usually within two quarters of the date of the order. Because historically our backlog has not always been sufficient to provide all of the next quarter’s revenue, revenue in any quarter is often dependent on orders booked and shipped throughout that quarter. We are attempting to increase the size of our backlog to allow greater efficiency in production and to facilitate business planning and to improve revenue visibility. During periods of economic uncertainty, the rate of customer orders can quickly decrease, limiting our ability to build a substantial backlog. Therefore, there can be no guarantee that we can successfully build and maintain a meaningful level of backlog.

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

In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. We may become involved in litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its merits or its outcome, would likely be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

●	cease selling our products that use the challenged intellectual property;

●	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology or trademark, which license may not be available on reasonable terms, or at all;

●	redesign those products that use infringing intellectual property; or

●	cease to use an infringing trademark.

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

Historically, the market price of our common stock has fluctuated significantly. In 2011, the sales price of our common stock ranged from $.59 to $3.03. In addition to those risks described earlier in this section, the market price of our common stock can be expected to fluctuate significantly in response to numerous other factors, many of which are beyond our control, including the following:

●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

●	changes in market valuations of other technology companies, particularly those that sell products used in power quality systems;

●	announcements by us or our competitors of significant sales, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	introduction of technologies or product enhancements that reduce the need for flywheel energy storage systems and CPS;

●	the loss of one or more key OEM customers or channel partners;

●	inability to expand our distribution channels successfully;

●	departures of key personnel; and

●	changing external capital market conditions.

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

The trading market for our common stock will continue to depend in part on the research and reports that securities or industry analysts publish about us or our business. If we do not continue to maintain adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. Although we were able to secure three additional analysts to provide research coverage on our company during 2011, there can be no guarantee that these research analysts will continue to provide coverage of our company. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Our common stock could be delisted from the NASDAQ Global Market if our stock price continues to trade below $1.00 per share.

On December 19, 2011, we received a Staff Deficiency Letter from The Nasdaq Global Market LLC, or Nasdaq, notifying us that we were not in compliance with Nasdaq’s Marketplace Rule 5450(a) (1), or the Rule, because the closing bid price for our common stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with Marketplace Rule 5810(c) (3) (A) we were provided a period of 180 calendar days, or until June 18, 2012, to regain compliance. If at any time before June 18, 2012, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by June 18, 2012, our common stock will be subject to delisting from The Nasdaq Global Market.

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

Our corporate headquarters facility is a 127,000 square foot building that we lease in Austin, Texas. We lease this building pursuant to a lease agreement that expires in December 2016. Our manufacturing, administrative, information systems, sales and service groups currently utilize this facility. In July 2011 we leased an additional 26,195 square feet in a facility adjacent to our headquarters facility in order to expand our manufacturing capability for our CPS and infrastructure products pursuant to a lease that expires in July 2014.

Our engineering, marketing and administration facility of approximately 19,600 square feet is also located in Austin, Texas and is leased pursuant to a lease agreement that expires in March 2012

 In addition to these properties, we lease facilities totaling 19,652 square feet in the United Kingdom, Germany, China and Japan for sales and service activities.

Our current manufacturing and test facilities located at our corporate headquarters can support a UPS business volume significantly in excess of our current revenues with the addition of direct labor only and no need for additional significant capital investment. We believe our existing facilities are adequate to meet our current needs and plans.

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

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The Nasdaq Stock Market under the symbol “ACPW.” The following table lists the high and low per share sales prices for our common stock as reported by The Nasdaq Stock Market for the periods indicated:

	High	Low
2011
Fourth Quarter	$1.48	$0.59
Third Quarter	2.67	1.19
Second Quarter	3.03	2.06
First Quarter	3.01	1.73

2010
Fourth Quarter	$2.71	$1.26
Third Quarter	1.51	0.78
Second Quarter	0.89	0.70
First Quarter	1.26	0.75

As of February 28, 2012, there were 81,090,323 shares of our common stock outstanding held by 186 stockholders of record.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

We did not repurchase any of our securities during 2011.

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

(2)
The graph covers the period from December 29, 2006, the last trading day before the beginning of our fifth preceding fiscal year, through December 30, 2011, the last trading day of our most recently completed fiscal year.

(3)
The graph assumes that $100 was invested in our common stock on December 29, 2006 at the closing price on that date of $2.62 per share, in The Nasdaq Stock Market Composite Index and the peer group Power Index, and that all dividends, if any, were reinvested. No cash dividends have been declared or paid on our common stock.

(4)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.	Selected Consolidated Financial Data.

The following tables include selected consolidated financial data for each of our last five years. The consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 and consolidated balance sheet data as at December 31, 2011 and 2010 have been derived from the audited consolidated financial statements appearing elsewhere in this document. The consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as at December 31, 2009, 2008 and 2007 have been derived from audited consolidated financial statements not appearing in this document. This data should be read in conjunction with the consolidated financial statements and notes thereto, with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and with the other financial data set forth elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for future periods.

Consolidated Statement of Operations Data	Year Ended December 31,
In thousands except per share data	2011	2010	2009	2008	2007
Total revenue	$75,482	$64,955	$40,311	$42,985	$33,601
Total cost of goods sold	57,581	46,935	31,081	34,997	30,375
Gross profit	17,901	18,020	9,230	7,988	3,226
Total operating expenses	24,781	21,824	20,193	22,074	24,579
Operating loss	(6,880)	(3,804)	(10,963)	(14,086)	(21,353)
Net loss	(7,094)	(3,925)	(11,033)	(13,442)	(20,492)

Basic and diluted net loss per share	$(0.09)	$(0.05)	$(0.17)	$(0.22)	$(0.38)

Consolidated Balance Sheet Data	Year Ended December 31,
In thousands	2011	2010	2009	2008	2007
Cash and investments	$10,746	$15,550	$7,489	$11,171	$22,492
Working capital	13,753	19,082	11,681	16,451	27,526
Total assets	35,027	39,518	29,344	32,671	43,326
Long-term obligations	726	579	468	521	604
Total stockholders’ equity	16,292	20,822	14,492	20,821	33,248

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Level Overview

Active Power is headquartered in Austin, Texas, where we design and manufacture our patented flywheel-based uninterruptible power supply (“UPS”) systems and continuous power and infrastructure solutions. These solutions ensure continuity for data centers and other mission critical operations in the event of power disturbances.

Our products and solutions are designed to deliver continuous conditioned (“clean”) power during power disturbances and outages, voltage sags and surges, and provide ride-through power in the event of utility failure, supporting operations until utility power is restored or a longer term alternative power source, such as a diesel generator is started.  We believe our products offer an advantage over those of our competitors in the areas of power density (less) space and energy efficiency, total cost of ownership, system reliability, modular design, and the economically green benefits of our solutions.

Our patented flywheel-based UPS systems store kinetic energy by constantly spinning a compact steel wheel (“flywheel”) driven from utility power in a low friction environment. When the utility power used to spin the flywheel fluctuates or is interrupted, the flywheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity known as “bridging power” for short periods, until either utility power is restored or a backup electric generator starts and takes over generating longer-term power in the case of an extended electrical outage. We believe our flywheel products provide many competitive advantages over conventional battery-based UPS systems, including substantial space savings, higher power densities, “green” energy storage, and higher power efficiencies up to 98%. This high energy efficiency reduces operating costs and provides customers a lower total cost of ownership. We offer our flywheel products with load capabilities from 130kVA to 8,400kVA. We typically target higher power applications of 200kVA and above, largely because the majority of customers in this market segment have backup generators. Our flywheel-based UPS systems are marketed under the brand name CleanSource®. As of December 31, 2011, we have shipped more than 3,200 flywheels in UPS system installations, delivering more than 800 megawatts of power to customers in 42 countries around the world.

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

In close cooperation with strategic partners like Hewlett Packard and leveraging our expertise in containerization and power distribution, in 2010 we began to manufacture containerized infrastructure solutions, designed to specification for select business partners.  These solutions serve as the infrastructure for modular data centers, which are self-contained fully-functional data centers.  Modular data centers may be rapidly deployed with other modular data centers as a cost-effective alternative to traditional raised-floor data centers.  Active Power designs and delivers the exterior shell and a fully outfitted interior – including electrical, cooling, monitoring, and other elements – ready for the customer to add its IT racks and servers.  After the customer adds its IT equipment to our containerized infrastructure solution, the customer has a functional data center.  Containerized infrastructure solutions represented 18% and 20%, respectively, of 2010 and 2011 total revenue.  We expect revenue to grow in coming years from current and future customers as modular data center infrastructure continues to gain acceptance in the market.

In 2011 42% of our product revenue came from the sale of UPS systems, 36% from the sale of CPS solutions and 22% from the sale of infrastructure solutions.

We are headquartered in Austin, Texas, with international offices in the United Kingdom, Germany and China.

Our total revenue in 2011 increased by $10.5 million, or 16%, from 2010, primarily driven by an increase in the global demand for new data center construction and increased market acceptance of our products and solutions. Sales of our CPS systems and containerized infrastructure solution products increased by approximately $15.9million, or 65%, compared to 2010 as a number of global customers made repeated purchases of our CPS products, reflecting growing acceptance of, and validation of the improved performance characteristics of our CPS solutions and containerized infrastructure solution products. However sales of our UPS systems decreased by approximately $6.5 million or 21% compared to 2010 due to lower direct sales in the North American market.

We sell our products to a wide array of commercial and industrial customers across a variety of vertical markets, including data centers, manufacturing, technology, broadcast and communications, financial, utilities, healthcare, government and airports. We have expanded our global sales channels and direct sales force, selling in major geographic regions of the world, but particularly in North America, Europe and Asia. We sell our products through the following distribution methods:

●	Sales made directly by Active Power;

●	Manufacturer’s representatives;

●	Distributors;

●	OEM partners; and

●	Strategic IT partners.

Our revenue derived from North America was $28.7 million, $47.5 million and $48.6 million in 2009, 2010 and 2011, respectively, representing 71%, 73% and 64%, respectively, of our total revenues. Our revenue derived from customers located in Europe was $9.2 million, $13.0 million and $19.1 million in 2009, 2010 and 2011, respectively, representing 23%, 20% and 25%, respectively, of our total revenues. Our revenue derived from customers located in Asia was $2.4 million, $4.4 million and $7.8 million in 2009, 2010 and 2011, respectively, representing 6%, 7% and 11%, respectively, of our total revenues.  We achieved revenue growth in all of our primary markets during 2011. Our largest revenue growth occurred in the European and Asian market, where our revenues increased by $6.1 million or 47% and $3.4 million or 76%, respectively, over 2010.  Our growth in Europe and Asia in 2011 was primarily derived from increased sales of our containerized solutions. In North America, our total revenue increased by $1.1 million or 2% over 2010. Our strong growth in CPS and infrastructure products in North America was offset by a decrease in UPS revenue with lower sales volume from both our OEM and direct sales channels.

We believe total revenue will grow in 2012 from all of our products and as we continue to focus on selling more complete systems rather than just products. In particular, we expect continuing market acceptance of containerized solutions to drive higher sales of our PowerHouse and containerized infrastructure solution products globally. We also believe that the global growth in data center demand and from cloud-based computing and storage requirements will also lead to higher sales of our UPS products. We are specifically targeting those customers with large IT and power needs who have the ability to make frequent and large UPS purchases as their global operations expand.

Our gross margins still fluctuate on a quarterly basis depending on changes in the product mix of our revenues and were as high as 27% during our first quarter of 2011 and as low as 20% in the fourth quarter. On an annual basis, our gross profit margin decreased to 24% in 2011 from 28% in 2010 and increased from 23% in 2009. The decrease in gross profit margin from 2010 reflects the impact of an increase in the sales of our CPS and infrastructure products as a percentage of our total revenue, the decrease in sales of our UPS systems and lower than expected margins on service revenues associated with our CPS solutions.  Our CPS and infrastructure products generally earn lower margins for us than sales of our UPS product because they include a higher proportion of third party ancillary equipment. Absent other factors, an increase in revenue driven by these product categories would result in an overall lower margin for our business. In 2011, the effects of this change in product mix were further exacerbated by a decline in sales volume of our UPS systems. This resulted in higher unabsorbed manufacturing costs due to lower utilization of our manufacturing facility, further negatively impacting our gross margins. Our margins on services associated with CPS installations have been lower than we expected.  As we mature and gain more experience in the deployment of these solutions, we have seen an improvement in the margins we generate from this business, and we were able to increase these margins in the last two quarters of 2011.

Our operating losses were $11.0 million, $3.8 million and $6.9 million in 2009, 2010 and 2011, respectively.  Our operating losses include non-cash stock based compensation expenses of $1.3 million, $1.1 million and $1.7 million in 2009, 2010 and 2011 respectively. The increase in operating losses was due to the deterioration of our gross margin despite the growth in revenue and from a higher level of operating costs. Our operating costs increased by 14% or $3 million compared to 2010, primarily due to higher headcount costs as we added capabilities and resources as we increased our CPS and infrastructure businesses. We also incurred approximately $1.4 million in costs associated with a change in our Chief Executive Officer and from costs associated with the closure of our sales and support operations in Japan during the fourth quarter of 2011.

The larger sales price of our PowerHouse and containerized infrastructure orders can cause large quarterly fluctuations in our inventory, receivables and payables balances, depending on the number of such orders in progress at any point in time. This can cause material fluctuations in the level of working capital we require. If the number of such orders increases rapidly or any of these orders have payment terms that are less favorable, we will need access to more liquidity to fund the growth of our business and to fulfill these orders. We increased our bank revolving line of credit in 2010 to provide a source of funding for this scenario, to help fund our growth and manage our working capital requirements.

We have a history of annual operating losses and have not yet reached operating profitability on an annual basis. We believe that the success of our flywheel products and our CPS and containerized infrastructure solutions, combined with our focus on direct sales to customers, will help us to further increase our revenues and reduce our level of operating losses and the amount of cash that we consume in our operations. We continue to manage our level of operating costs and have recently taken a number of actions to contain our operating costs; including closing our sales headquarters operations in Japan and realigning our manufacturing and support capabilities in the United Kingdom. We will need to continue to focus on operating costs, management of cash and working capital in 2012 in order to manage the level of funds we use in our operating activities. Our total cash and investments at December 31, 2011 were $10.7 million, compared to $15.6 million at December 31, 2010. We believe that our cash and investments and our sources of available liquidity will be sufficient to fund our operations for at least the next twelve months.

Our sales cycle is such that we generally have visibility two to three quarters in advance for future orders that allows us to predict revenues over this period of time with some degree of confidence. However, a sudden change in business volume or product mix, positive or negative, from any of our business or channel partners or in our direct business can significantly impact our expected revenues and impact our ability to quickly respond to opportunities. The recent global economic downturn has reduced our confidence at predicting future revenues, and even with improving economic conditions, there is still uncertainty and risk in our forecasting. This two to three quarter window of sales visibility does provide us with some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we can see and anticipate a shortfall in revenue or give us time to identify additional sources of funding if we anticipate an increase in our working capital requirements due to increased revenues or changes in our revenue mix. A significant increase in sales, especially in our PowerHouse or our infrastructure solutions business, would likely increase our working capital requirements, due to the longer production time and cash cycle of sales of these products. We established a revolving bank credit facility to help finance a growth in PowerHouse and infrastructure solutions and believe that this will be adequate to sustain further growth in these products.

Should additional funding be required or desirable, we would expect to raise the required funds through borrowings or public or private sales of debt or equity securities. If we raise additional funds through the issuance of debt or equity securities, the ownership of our stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

Critical Accounting Policies and Estimates

We consider an accounting policy to be critical if:

●	the accounting estimate requires us to make assumptions about matters that are highly uncertain or require the use of judgment at the time we make that estimate; and

●
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

●
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

●	We recognize installation and service and maintenance revenue at the time the service is performed.

●
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

●
We recognize revenue on certain rental programs over the life of the rental agreement using the straight-line method. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

●	Shipping costs reimbursed by the customer are included in revenue.

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

Results of Operations

Comparison of 2011 to 2010

Product revenue

Product revenue primarily consists of sales of our CleanSource power quality products, CPS and our data center containerized infrastructure solutions. Our CleanSource power quality products are comprised of both UPS and DC product lines and our CPS solutions are comprised of our UPS systems and some combination of third party ancillary equipment, such as engine generators and switchgear. The CPS products may be sold in a containerized solution that we call PowerHouse, or as separate equipment. Our data center containerized  infrastructure solutions provide power distribution, cooling capabilities, security systems, fire suppression and monitoring capabilities for our IT channel partners.

The following table summarizes for the periods indicated, a year-over-year comparison of our product revenue (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2011	$62,650	$7,003	13%
2010	55,647	$22,810	69%
2009	32,837	—	—

Our product revenue represented 83% and 86% of total revenue for 2011 and 2010, respectively. Our product revenue was derived from the following sources (in thousands):

	2011	2010	Change from Prior Year	Percent Change
Product revenue:
UPS product revenue	$26,394	$31,072	$(4,678)	(15)%
Continuous Power Systems	22,222	13,155	9,067	69%
Data center infrastructure solutions	14,034	11,420	2,614	23%
Total product revenue	$62,650	$55,647	$7,003	13%

The growth of our product revenue in 2011 came from the sale of CPS models, including Powerhouse, as our solutions have gained market acceptance. We were able to significantly increase volume for these products through our IT channel partners and also with our direct sales organization, particularly in the European and Asian markets. We have been able to capitalize on an emerging trend of modularized data center solutions, where our CPS systems are able to offer higher power density and lower operating costs to provide a complimentary power and infrastructure solution for IT companies when they sell such modularized products. We introduced the containerized data center infrastructure solutions during 2010 as a way to provide complimentary products for, and to help in sale of our PowerHouse products into the modular data center market. We have also been successful at selling our PowerHouse product directly to military, utility and data center customers during 2011. Our efforts to grow CPS and infrastructure solution sales reflects our strategy of focusing on selling total solutions and not just UPS products to our customers.

Offsetting this increase in sales of our CPS and infrastructure products, we have experienced a decline in sales of our UPS products in 2011. We had an absence of large UPS-only orders in 2011 from hyper-scale IT and collocation customers who had purchased large volumes of UPS products directly from us in 2010, particularly in the North American market that caused a decrease in UPS product revenues. We also saw a decline in sales volume from our OEM partners who historically have been our largest customer of UPS systems. We anticipate improved sales from hyper-scale IT and collocation customers in 2012 which will drive an increase in our UPS revenues.

In 2011 we sold 387 flywheel product units, a slight decrease from the 408 units sold in 2010, reflecting the lower volume of UPS products in 2011. The average selling price per flywheel unit decreased to $80,000 in 2011 compared to approximately $84,000 in 2010, due to the lower volume of wheels sold through our direct sales channel. We typically generate higher prices and profit margins from our direct sales compared to sales made through our OEM channel as we do not have to offer channel discounts on our direct sales.

In 2011, we delivered a total of 93.5 megawatts of critical power systems, which generated approximately $538,000 in revenue per megawatt of critical power delivered. This compares to 100.4 megawatts of critical power systems delivered in 2010, which generated approximately $478,000 in revenue per megawatt. The decrease in megawatts of critical power delivered reflects the lower volume of UPS products delivered. The increase in dollar per megawatt delivered reflects the relatively larger sales transactions of CPS systems in 2011, which generate more revenue per megawatt of critical power delivered, compared to UPS systems only.

Our CPS and infrastructure products tend to be larger in value and from a smaller number of customers compared to sales of our UPS products. This smaller number of customers with greater transaction value can contribute to large quarterly fluctuations in revenue from each product family, due to the timing of orders and shipments in any particular accounting period.  Individual CPS sales have been as high as $6 million in 2011, as we have delivered multiple CPS products to single customers and our single largest order for containerized infrastructure products was over $7 million in 2011. A small number of transactions can therefore lead to significant revenue, but cause greater volatility in our quarterly results and increase liquidity risk for us as we continue to refine and improve the payment terms of these opportunities as part of our working capital management. We expect revenue to grow in coming years from current and future customers as modular data center infrastructure continues to gain acceptance in the market.

Product sales from our OEM channels, which were primarily from the sale of UPS systems, represented 17% of our total revenue for 2011 compared to 20% in 2010. Sales of our UPS products are a much smaller part of our OEM partner’s total business and subject to more volatility in quarterly sales, particularly during difficult economic periods as the OEM partners focus on their core business. In 2011 we have seen fewer number of transactions, but larger value transactions from our OEM channel. Product revenue from our OEM channels decreased by 5% in 2011 relative to 2010, after increasing by 30% in 2010 compared to 2009, reflecting decreased performance from our OEM partner. We have supported our OEM partners’ efforts to sell total solutions to their customers that include generators and switchgear that they manufacture along with our UPS systems as a total solution. If our OEM partners are successful with this strategy, we believe that it will help drive an increase in our UPS product revenue. However, as our OEM partners sell more solutions, quarterly revenue becomes more variable. Caterpillar remains one of our largest customers as well as our largest OEM customer.

Product sales from our IT channel partners represented 39% of our product revenues for 2011 compared to 27% of product revenues in 2010. This growth reflects the increased sales of CPS and infrastructure solutions during 2011 by our IT channel partners for their end-customers.

North America sales were 64% of our total revenue for 2011, compared to 73% for 2010. Our North America sales increased by 2% in 2011 compared to 2010, primarily as a result of lower UPS systems revenue and the decrease in sales from our OEM channels, which was offset by the continued growth in sales of our CPS and data center infrastructure solutions.

We also sell products directly to customers in Asia and Europe and we have a network of international distributors in other territories to sell our products. In these markets, customers are more likely to purchase a total power solution such as PowerHouse from us rather than a stand-alone UPS system. This usually results in a longer selling cycle and makes quarterly results from these regions more inconsistent and dependent upon a smaller number of larger value transactions. Thus the amount of revenue from our international markets can fluctuate significantly on a quarterly basis, but continue to increase when evaluated on an annual basis. Our sales in Europe increased by 47% in 2011 to $19.1 million as we continue to expand our sales force and operations, particularly in Germany and the UK where we have had success selling CPS solutions into the data center market. Our sales in Asia increased by 76% in 2011 to $7.8 million, which increase primarily consists of increasing PowerHouse sales in China.  China represents the second largest UPS market in the world and has the potential to become a substantial market for our products. Over time we anticipate increasing sales of our UPS systems as well as our CPS solutions in China. We have historically experienced a lag between adding sales and service capabilities and generating meaningful revenue from a new territory. As a result, we would expect that the investments that we have made during the last few years in Europe and Asia will generate higher revenues from these regions in 2012. We continue to invest in sales, service and marketing capabilities in each of these regions as well as building brand awareness for our company and products globally. We expect that a significant portion of our total revenue will continue to be derived from international sales.

Sales of Active Power branded products through our direct and manufacturer’s representative channels represented 45% of our product revenue for 2011, compared to 53% for 2010. As direct sales typically have higher profit margins than sales through our OEM and IT channels, we will continue to focus on building our direct sales channel to increase revenue and improve profit margins and to decrease our dependency upon any particular channel partner. We believe sales of our Active Power branded products in markets that were not covered by our OEMs will continue to increase over time and will continue to become a larger percentage of our total revenue.

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

Year	Annual Amount	Change from Prior Year	Percent Change
2011	$12,832	$3,524	38%
2010	9,308	1,834	25%
2009	7,474	—	—

Service and other revenue increased by 38% for 2011, compared to 2010. This increase is primarily due to higher levels of service and contract work from direct product sales and from professional fees associated with PowerHouse and other CPS sales. For these customers we provide a full power solution, including site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user often including maintenance services.  We also had increased service revenues from maintenance contracts and repair related activities as our increasing install base of UPS customers provides greater opportunities to generate such revenues. In situations where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers directly, so these revenue sources do not exist on our OEM sales. We anticipate that service and other revenue will continue to grow with product revenue, particularly as our PowerHouse system revenue grows, and as our installed base of UPS product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required.

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

Year	Annual Amount	Change from Prior Year	Percent Change	Gross Margin
2011	$47,664	$7,619	19%	24%
2010	40,045	14,218	55%	28%
2009	25,827	—	—	21%

The 19% increase in cost of product revenue compares to the 13% increase in product revenues that we experienced in 2011. This disparity reflects the higher relative cost and lower margin on our CPS and infrastructure products that we have historically experienced.  Cost of product revenue also included $200,000 and $146,000 of stock-based compensation expense in 2011 and 2010, respectively. The cost of product revenue as a percentage of total product revenue was 76% in 2011, as compared to 72% for 2010. This increase in cost as a percentage of revenue compared to 2010 reflects the impact of sales product mix and the higher levels of unabsorbed overhead costs attributable to a lower level of UPS system production. We continue to operate a manufacturing facility that has a manufacturing and testing capacity significantly greater than our current product revenue levels. We continue to work on reducing our product costs through design enhancements and modifications, and vendor management programs and increasing our sales volume to absorb these expenses.

Our margins on CPS and infrastructure solutions sales are lower compared to the margins realized on our UPS sales because we realize lower margins on the third party equipment that we purchase and include in our CPS and containerized product offerings. We do not yet have a consistent volume of quarterly business from these newer product offerings that would enable us to realize benefits from economies of scale, standardization of design, planning and purchasing, which we believe will lead to higher margins in the future for these products. However, we continue to implement our strategy to improve the profitability of individual transactions and the profitability of the company as a whole. We believe that as our direct sales of CPS and infrastructure solutions and our total revenues continue to increase, our product margins will continue to improve, in part to the scale, efficiency and evolving standardization of these products and from improved revenue management for customization of products for customers. During 2011 we also invested in additional dedicated facilities to support our CPS and infrastructure solutions that will facilitate more efficient manufacturing and allow us to support further growth in this business.

We have also continued to improve the efficiency and utilization of our manufacturing facility, which has a large portion of fixed costs. We incur approximately $6.0 million per year in fixed costs for our manufacturing facility that has a capacity in excess of our current business requirements. We expense the excess costs of the underutilization of this facility as part of our cost of product revenues. We now produce more goods with less overhead than in previous years. Some of this efficiency is driven by higher product volumes that allow for better utilization of our test facility and our manufacturing space. We also have ongoing programs within our engineering and manufacturing departments to lower product costs, to identify alternative and cheaper vendors if possible, without impacting quality levels, to reduce our absolute level of overhead spending and headcount, and to improve the manufacturability of our products. We have also been able to utilize UPS manufacturing personnel in the manufacture of our PowerHouse and infrastructure solution products, which has further improved the efficiency of our manufacturing operations. For 2012, we anticipate further cost reductions from these ongoing programs.

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

Year	Annual Amount	Change from Prior Year	Percent Change	Gross Margin
2011	$9,917	$3,027	44%	23%
2010	6,890	$1,636	31%	26%
2009	5,254	—	—	30%

The cost of service and other revenue increased by 44% in 2011 while our service and other revenues increased by 38%. As a percentage of service and other revenues, our costs were 77% of revenue in 2011, compared to 74% in 2010. This increase in the cost of service and other revenue was primarily due to lower margins realized in Europe for design, installation and project management on a number of large CPS system sales in 2011. Additionally, we continue to expand our service team to broaden the geographic regions where we have service capability as our total business grows. Operationally, we are challenged to manage the growth of our service organization so that it scales with the growth in total revenues so that we can meet customer requirements without growing our service organization cost structure too rapidly.  The utilization of our service personnel will also be affected by the number of PowerHouse and infrastructure solution products implemented in a particular period and in periods where we have a low number of installation projects, our costs as a percentage of revenue would be expected to increase. A large portion of the costs involved in operating our service organization are fixed in nature and we incur approximately $300,000 to $600,000 in unabsorbed overhead each quarter. We continue to work on reducing our service overhead through better utilization of our service employees and cost control measures. This infrastructure also means that we can leverage this investment and grow our service capabilities substantially by adding direct technical labor only as required. We also are developing more experience and expertise in the deployment of our CPS and infrastructure solutions as this business grows, which we believe we can leverage into improved margins and lower costs for us.

Gross profit

The following table summarizes for the periods indicated a year-over-year comparison of our gross profit (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change	Gross Margin
2011	$17,901	$(119)	(1)%	24%
2010	18,020	$8,790	95%	28%
2009	9,230	—	—	23%

The decrease in gross profit margin in 2011 compared to 2010 reflects the impact of an increase in sales of our CPS and infrastructure products as a percentage of our total revenue and the decline in our UPS systems revenue.  Generally, we realize lower margins on our CPS and infrastructure products than sales of our UPS products because they include a higher proportion of third party ancillary equipment that we are not able to resell at margins that are comparable to our UPS products. A change in sales mix driven by an increase in revenues from these lower margin products as a percentage of total revenues will result in a lower gross profit for our business. Our margins were also negatively impacted by lower margins on professional services in Europe related to CPS system installation and management, and from higher unabsorbed overhead costs from our manufacturing operations due to lower UPS product revenue. Our costs for manufacturing infrastructure products did increase faster than our ability to increase revenue from these products in 2011, resulting in lower product margins compared to 2010 for this revenue source.

Our ability to improve our gross profit will depend, in part, on our ability to continue to reduce material costs for all of our products, improve our sales channel mix in favor of direct sales versus OEM sales, increase sales of higher margin products such as our UPS products, increase product prices where necessary, improve our professional service margins through pricing and operating efficiency, and increase our total revenues to a level that will allow us to improve the utilization of our manufacturing and service operations.

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

Year	Annual Amount	Change from Prior Year	Percent Change
2011	$4,739	$1,327	39%
2010	3,412	$(758)	(18)%
2009	4,170	—	—

Overall our research and development expenses were approximately $1.3 million, or 39%, higher in 2011 compared to 2010. We are currently developing a next generation of UPS product that we believe will offer greater power modularity and space efficiencies compared to our existing UPS products, especially as we target the higher power market segments.   We have increased headcount to support this new product development and to support new infrastructure and CPS products that we believe will contribute to future revenue growth for us. It is anticipated that the new UPS product line will allow improved profit margins and provide a larger addressable market for our UPS systems business. Our research and development efforts in 2010 were largely focused on new configurations of our existing flywheel technology, as well as refinements and enhancements to the standardization of our PowerHouse and containerized infrastructure solution products.  Research and development expenses included approximately $166,000 and $80,000 of stock-based compensation expense in 2011 and 2010, respectively. We anticipate our research and development expenditures in 2012 will increase compared to 2011 as we finalize development of our next-generation UPS products and as we broaden our product portfolio, but will decrease as a percentage of sales in the future as our revenues grow.

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

Year	Annual Amount	Change from Prior Year	Percent Change
2011	$13,812	$719	5%
2010	13,093	$1,662	15%
2009	11,431	—	—

Selling and marketing costs were approximately $719,000, or 5%, higher in 2011 compared to 2010.  The increase from 2010 reflects higher salary costs as a result of an increase in headcount for our direct sales organization in the U.S. offset, in part, by lower variable sales compensation due to our lower gross margins.  The increase also reflects increased headcount as we focus on marketing efforts on building and improving the Active Power brand and expanding our sales organization, particularly in Europe and Asia, to support our direct selling and channel sales activities. We added specific sales resources to support each of our OEM and IT sales channels during 2010 and 2011, which we believe contributed to the improved performance from each of these channels. We also incurred additional expenses of approximately $460,000 related to the closing of our office in Japan in December 2011. Selling and marketing expenses also include approximately $455,000 and $304,000 of stock-based compensation expense in 2011 and 2010, respectively. We anticipate that our selling and marketing expenses will continue to increase as our revenues grow, due to higher variable compensation expense, and as we continue to invest in marketing to grow our global brand awareness.

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

Year	Annual Amount	Change from Prior Year	Percent Change
2011	$6,230	$911	17%
2010	5,319	$727	16%
2009	4,592	—	—

General and administrative expenses for 2011 increased approximately $900,000, or 17%, compared to 2010. This increase primarily reflects costs incurred of approximately $926,000 related to the separation of employment of our former Chief Executive Officer in October 2011 and for costs incurred in our efforts to hire a new Chief Executive Officer. General and administrative expenses also included approximately $807,000 and $558,000 in stock-based compensation expense in 2011 and 2010, respectively. We anticipate that the level of general and administrative expenses in 2012 should remain at similar levels to those in 2011 absent the costs associated with the change in personnel.

Interest expense, net

The following table summarizes the yearly changes in our interest (expense) income (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2011	$(225)	$103	84%
2010	(122)	$53	77%
2009	(69)	—	—

The increase in net interest expense in 2011 primarily reflects lower interest income earned on lower interest rates as well as higher interest expense as we had a larger average outstanding balance on our revolving credit facility in 2011. We negotiated a $12.5 million revolving credit facility with our bank in August 2010 that incurs a minimum monthly interest charge that also resulted in higher interest expense. Our average cash and investments balance over 2011 has increased by $1.4 million, or 12%, compared to the average balance over 2010, reflecting the $3.0 million in borrowing under our revolving line of credit in 2011.

Other income (expense), net

Other income (expense) in the years ended 2011 and 2010 reflects foreign exchange gains (losses) on a bank account held in foreign currencies by our subsidiary companies.

Income tax expense

Due to operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. During 2011 we recorded a net tax benefit due to certain tax credits that we earned. As of December 31, 2011, our accumulated net operating loss carryforward was $210.0 million and our research and development credit carry-forwards were $3.3 million. We anticipate that these loss carry-forward amounts may offset future taxable income that we may achieve and future tax liabilities. However, because of uncertainty regarding our ability to use these carry-forwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets

Comparison of 2010 to 2009

Product revenue

Product revenue represented 81% and 86% of total revenue for 2009 and 2010, respectively. The majority of our product revenue growth in 2010 came from the sale of our CPS and infrastructure solutions. We were able to significantly increase volume for these products through our IT channel partners and also with our direct sales organization, particularly in the North American market. We introduced the containerized data center infrastructure solutions during 2010 as a way to provide complimentary products for, and to help in sale of our PowerHouse products into the modular data center market. We have also been successful at selling our PowerHouse product directly to military, utility and data center customers during 2010. Our efforts to grow CPS and infrastructure solution sales reflects our strategy of focusing on selling total solutions and not just UPS products to our customers.  This strategy has also led to a decrease in the growth in UPS products compared to our other product categories.

Product sales from our IT channel partners represented 27% of our product revenues for 2010 compared to 15% of product revenues in 2009. This growth reflects the increased sales of CPS and infrastructure solutions during 2010 by our IT channel partners for their end-customers.

Product sales from our OEM channels represented 20% of our total revenue for 2010 compared to 26% in 2009 and are primarily from the sale of UPS systems. The decrease in the percentage of total revenues derived from our OEM channels occurred despite an actual increase in sales by our OEM partners, as our IT channel and direct sales businesses grew at much faster rates. Product revenue from our OEM channels increased by 30% in 2010 over 2009, after declining by 44% in 2009 compared to 2008, reflecting improved performance from our OEM channel.

North America sales were 73% of our total revenue for 2010, compared to 71% for 2009. In total, our North America sales increased by 66% in 2010 compared to 2009, reflecting the overall growth in the market for our products in total and in particular for our data center infrastructure solutions and the improvement in overall market conditions within the U.S. data center market. Our sales in Europe increased by 42% in 2010 to $13.0 million as we continue to expand our sales force and operations in Germany and the UK in particular. Our sales in Asia increased by 82% in 2010 to $4.4 million, highlighted by stronger PowerHouse sales in China.  In August 2010 we opened our first sales office in China as part of our effort to add sales and service capabilities to this market.

Service and other revenue

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

Cost of product revenue

The 55% increase in cost of product revenue from 2009 to 2010 was driven by the 69% increase in product revenues that we experienced in 2010, as well as our continuous cost reduction efforts. Cost of product revenue also included $146,000 and $169,000 of stock-based compensation expense in 2010 and 2009, respectively. The cost of product revenue as a percentage of total product revenue was 72% in 2010, as compared to 79% for 2009. This decrease in cost as a percentage of revenue compared to 2009 is due primarily to increased sales volumes, which resulted in more efficient utilization of our manufacturing facility and a lower level of unabsorbed overhead costs.

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

Cost of service and other revenue

The cost of service and other revenue increased by 31% in 2010 compared to 2009 while our service and other revenues increased by 25%. As a percentage of service and other revenues, our costs were 74% of revenue in 2010, compared to 70% in 2009. This increase reflects higher costs relative to the increase in service and other revenues as we continue to expand our service team to broaden the geographic regions where we have service capability as our total business grows.

Gross profit

The 95% increase in our gross profit for 2010 relative to 2009 was primarily driven by the 61% increase in total revenues, higher average selling prices for all of our products, and better utilization of our manufacturing capacity, which resulted in lower unabsorbed overhead costs.  The introduction and higher sales of new products such as the data center infrastructure solutions also generated higher absolute profits than sales of UPS systems because of the higher transaction values.

Research and development

Our research and development efforts in 2010 were largely focused on new configurations of our existing flywheel technology, as well as refinements and enhancements to the standardization of our PowerHouse and containerized infrastructure solution products. During 2010 a number of our engineering employees also worked directly on specific customer projects for customization and enhancement of modular products, and $177,000 of research and development expenses were charged to cost of product revenues to reflect the time and expense incurred in generating such revenues. Absent this, our research and development costs would have decreased by $581,000 or 14%. This decrease in spending compared to 2009 reflected lower project related development costs in 2010 as well as lower headcount costs. Expenses in 2009 also included higher prototype and development costs from paralleling our megawatt-class UPS products. Research and development expenses included approximately $80,000 and $171,000 of stock-based compensation expense in 2010 and 2009, respectively.

Selling and marketing

The increase in selling and marketing expense in 2010 relative to 2009 primarily reflects higher variable sales compensation, including payments made to third-party representatives, and performance-based compensation as a result of higher revenue and improved results. The increase also reflected increased headcount as we focus on building and improving the Active Power brand and expanding our sales organization, particularly in Europe and Asia, to support our direct selling and channel sales activities. We added specific sales resources to support each of our OEM and IT sales channels during 2010, which we believe contributed to the improved performance from each of these channels in 2010. Selling and marketing expenses also include approximately $304,000 and $313,000 of stock-based compensation expense in 2010 and 2009, respectively.

General and administrative

The increase in general and administrative expense from 2009 to 2010 primarily reflects higher performance-based compensation expenses incurred as our overall financial results improved, which were partially offset by lower professional and consulting services fees in 2010. General and administrative expenses included approximately $558,000 and $573,000 in stock-based compensation expense in 2010 and 2009, respectively.

Interest income (expense)

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

Other expense, net

Net other expense in the years ended 2010 and 2009 reflected foreign exchange gains (losses) on a bank account held in foreign currencies by our subsidiary companies.

Income tax expense

Due to operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. During 2010 we recorded a net tax benefit due to certain tax credits that we earned.

Liquidity and Capital Resources

Our primary sources of liquidity at December 31, 2011 are our cash and investments on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect that we have adequate capital resources in order to continue operating our business for at least the next 12 months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2012 and beyond or significantly affect our level of liquidity.

In August 2010, we entered into a Second Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with our existing bank, Silicon Valley Bank (“SVB”) which increased the total availability from $6.0 million to $12.5 million subject to certain borrowing bases. This facility expanded our ability to borrow funds from U.S. receivables to include qualifying receivables from our UK operations as well, increased our ability to use inventory as collateral, and also added an ability to borrow against purchase orders. These additional bases of borrowing were designed to allow us to use the credit facility to fund inventory purchases in the event we received large or multiple sales orders that would require a major investment in inventory and work in progress such as our PowerHouse and infrastructure solutions business, to help fund continued growth in our business and to manage our working capital requirements.

This two-year loan facility provides for a secured revolving line of credit in an aggregate amount of up to eighty percent (80%) of the facility amount of $15.625 million, or $12.5 million, subject to certain borrowing bases. In the event we have maintained unrestricted cash and cash equivalents of at least $6.25 million with SVB for at least 30 consecutive days, which is referred to as being in a “Streamline Period”, the borrowing base formula is based on eligible accounts receivable, eligible purchase orders and eligible inventory, subject to a sublimit of $5 million for U.K. accounts receivable, $3.5 million for inventory and $1.5 million for purchase orders. When we are not in a Streamline Period, our borrowings are limited based on accounts receivable and purchase orders that SVB has specifically agreed to finance and a borrowing base for eligible inventory. We may also request that SVB issue letters of credit on our behalf, of up to $1.5 million, as a portion of our total loan facility.

On August 5, 2010, we borrowed approximately $2.5 million in revolving loans, all of which was used to refinance all indebtedness owing from the Company to SVB under our previous credit facility. The credit facility increases the total credit available from our previous loan facility with SVB, which was $6.0 million, and enables us to borrow against eligible inventory, foreign receivables and customer purchase orders in addition to eligible accounts receivable.

During 2011, we have borrowed amounts under this credit facility based on our short term liquidity requirements. Based on the borrowing base formula, we had an additional $1.9 million available for use at December 31, 2011 under this credit facility.

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

The revolving loans made to us under this loan facility are secured by a lien on substantially all of our assets. In addition, on August 5, 2010, Active Power Solutions Limited, a wholly-owned United Kingdom subsidiary of the Company, entered into a Guarantee and Debenture with SVB (the “Guarantee and Debenture”), pursuant to which Active Power Solutions Limited guarantied all of the obligations of the Company under the Loan Agreement and secured its obligations under the Guarantee and Debenture with a security interest on substantially all of its assets.

The Loan Agreement includes customary affirmative covenants for a credit facility of this size and type, including delivery of financial statements, compliance with laws, maintenance of insurance and protection of intellectual property rights. Further, the Loan Agreement contains customary negative covenants for a credit facility of this size and type, including covenants that limit or restrict our ability, among other things, to dispose of assets, change our business, change our CEO or CFO without replacing such person within 120 days, have a change in control, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, make distributions, repurchase stock, and enter into certain transactions with affiliates. The Loan Agreement also requires the Company to maintain a minimum liquidity ratio of 1.25:1. The liquidity ratio is defined as the ratio of unrestricted cash and cash equivalents and marketable securities plus eligible accounts receivable to all indebtedness owed by the Company to SVB. The Company is currently in compliance with all loan covenants under the Loan Agreement.

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

Should additional funding be required or desirable, we would expect to raise the required funds through borrowings or public or private sales of debt or equity securities. If we raise additional funds through the issuance of debt or equity securities, the ownership of our stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

Significant uses of cash

Operating Activities

The following table summarizes the yearly changes in cash provided by (used in) operating activities (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2011	$(6,261)	$(6,329)	(9307)%
2010	68	$6,984	101%
2009	(6,916)	—	—

Cash used in operating activities was $6.3 million in 2011 compared to cash provided by operating activities of $0.07 million in 2010, a decrease of $6.3 million. This change in cash used in operating activities was primarily due to the $3.1 million increase in our operating losses and due to changes in current assets and current liabilities, or our net working capital. Changes in our net working capital, resulted in cash used of $2.5 million in 2011, compared to cash provided from such working capital of $0.8 million in 2010. Cash used in operating activities in 2011 included approximately $1.4 million in costs attributable to the departure of our Chief Executive Officer and costs associated with closure of certain foreign operations.

As our business continues to grow, we have had to finance a larger level of inventory and receivables to support this higher level of activity, particularly with our PowerHouse and infrastructure solutions which have a much longer construction time than our UPS business and are typically larger in value. Our receivables decreased by $3.5 million or 24% during  2011, offset by an increase in inventory of $3.0 million in 2011 and a decrease in accounts payable of $1.3 million. These changes reflect the frequent changes in our working capital that can result in very large fluctuation in inventory, payables and receivables, even weekly, based on the large size of some of our orders.  On an annual basis, the decrease in trade payables and the increase in inventory were offset by the decrease in receivables.

Our top five customers represented 62% of our total revenue during 2011.  In addition, as of December 31, 2011, our five largest receivables were 75% of our total receivables.  As a result of this customer concentration, our failure to collect receivables from any of these customers in a timely manner could have a significant adverse effect on our liquidity. This risk may potentially increase as we sell more PowerHouse products due to their higher average selling price. We do continue to request deposits and periodic payments from large customers where commercially possible, particularly for projects with multiple deliverables. However, the amount of such advance payments can fluctuate significantly on a quarterly basis, depending on the size and scope of customer orders at any point in time. As a result, we will need to continue to focus on management of cash and working capital in 2012 in order to manage the level of funds we use in our operating activities.

Cash provided by operating activities was $.07 million in 2010 compared to cash used in operating activities of $6.9 million in 2009. This change in cash used in operating activities was primarily due to lower operating losses. In addition, changes in our net working capital, resulted in cash provided of $0.8 million in 2010, compared to cash provided from such working capital of $0.4 million in 2009.

Investing Activities

Investing activities primarily consist of sales and purchases of investments and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these investment funds to finance our ongoing operations. The cash used in investing activities increased from $1.2 million in 2010 to $2.7 million in 2011 as we had less short-term investments available to liquidate to fund our business and due to increased capital expenditures in 2011 as we supported our sales and marketing programs with PowerHouse demonstration units in the US, China and Germany. Capital expenditures increased in 2010 from 2009 by approximately $1.2 million. This increase primarily related to purchasing of equipment to support our sales and marketing activities. We historically invested in our manufacturing infrastructure and, because we have a production capacity in excess of our current revenue level we can substantially increase our production levels without needing to make any material capital investments. Our capital expenditures therefore will primarily support expansion of our sales and service capabilities and our marketing and administrative efforts as required.

Financing Activities

Funds provided by financing activities during 2011 reflect the draw on our revolving line of credit of $3.0 million and proceeds from employee stock purchases. Funds provided by financing activities in 2010 primarily reflect the sale of common stock by the Company. In February 2010 we sold approximately 13.25 million shares of common stock in a firm-commitment underwritten offering at a purchase price of $0.75 per share, for proceeds, net of fees and expenses, of $9.0 million.

We expect the level of capital investments to decrease in 2012 compared to 2011.

Contractual Obligations

In our day-to-day operations, we incur commitments to make future payments for goods and services. These arise from entering into operating leases and as we make commitments to vendors to provide us materials and services. The following table summarizes our significant contractual obligations and commitments at December 31, 2011 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$6,231	$1,294	$2,312	$2,062	$563
Purchase obligations	7,462	7,462	—	—	—
Other long-term obligations	150	25	50	50	25

Our principal lease commitments consist of our leases for our corporate headquarters and engineering and administration facilities and our global sales offices.

In 2007, we entered into a secured revolving line of credit facility of up to $5 million, subject to a borrowing base formula, with SVB. This facility was modified in 2008 to increase the limit to $6 million. In August 2010, we entered into a Second Amended and Restated Loan and Security Agreement with SVB. This new credit facility increased the total liquidity available from $6.0 million to $12.5 million subject to certain borrowing bases. There was $5.5 million and $2.5 million outstanding under this facility at December 31, 2011 and 2010, respectively.

Future uses of cash

We believe that our cash and investments, projected cash flows from operations and sources of available liquidity will be sufficient to fund our operations for at least the next twelve months. Our cash cycle is such that we generally have visibility two to three quarters in advance for future orders that allows us to predict revenues over this period of time with some degree of confidence. However, a sudden change in business volume, positive or negative, from any of our business or channel partners or in our direct business or any customer-driven events such as order or delivery deferral could significantly impact our expected revenues. The recent global economic downturn has reduced our confidence at predicting future revenues, and even with improving economic conditions, there is still uncertainty and risk in our forecasting. This two to three quarter window of sales visibility does provide us with some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we can see and anticipate a shortfall in revenue or give us time to identify additional sources of funding if we anticipate an increase in our working capital requirements due to increased revenues or changes in our revenue mix. A significant increase in sales, especially in our PowerHouse or our infrastructure solutions business, would likely increase our working capital requirements, due to the longer production time and cash cycle of sales of these products.

We expect the level of capital investments to decrease in 2012 compared to 2011 primarily as a result of our investment in 2011 in PowerHouse demonstration units for a number of our sales offices.

Other factors that may affect liquidity

Beyond the next twelve months, our cash requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the gross profit we are able to generate with our sales, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future to help accelerate our growth, which could also require us to seek additional equity or debt financing. Should additional funding be required or desirable, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. If we raise additional funds through the issuance of debt or equity securities, the percentage ownership of our stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. Our existing bank facilities expire in October 2012, although we believe that we will be able to extend or renew this facility on substantially similar terms to our current arrangement. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

Off-Balance Sheet Arrangements

During the years ended December 31, 2009, 2010 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New Accounting Pronouncements

On January 1, 2010, we adopted amendments to authoritative literature that modifies the revenue recognition guidance for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable in the arrangement based on relative selling price of the elements. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. The authoritative literature permits prospective or retrospective adoption, and we elected prospective adoption. Other than the increased disclosure requirements of adoption of this policy, the adoption of these amendments did not change our units of accounting, allocation of arrangement consideration, or pattern or timing of revenue recognition. It also did not have a significant impact on our financial position, results of operations, or cash flows for the year ended December 31, 2011.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. Because of the nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on our interest income or fair value of our investments.

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

Effectiveness of Disclosure Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by COSO. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on our assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Grant Thornton LLP, audited our consolidated financial statements, and independently assessed the effectiveness of our internal control over financial reporting. Grant Thornton LLP has issued their report, which is included in Part IV of this Form 10-K.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Forward looking statements regarding the effectiveness of internal controls during future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

ITEM 9B.	Other Information.

None.

PART III.

ITEM 10.	Directors and Executive Officers of the Registrant.

The following table sets forth certain biographical information concerning our current directors, and executive officers:

Name	Age	Position(s)
Jan H. Lindelow	67	Director, Interim President & Chief Executive Officer
John K. Penver	49	Vice President of Finance, Chief Financial Officer and Secretary
Lisa M. Brown	46	Vice President—Marketing & Sales Operations
Jeremiah Noel Foley	51	Vice President- Engineering
Uwe Schrader-Hausmann	57	Chief Technical Officer
Jason P. Rubin	46	Vice President—Manufacturing
Martin T. Olsen	34	Vice President—Global Sales
Ake Almgren	65	Director
Rodney S. Bond	67	Director
James E.deVenny III	64	Director
Robert S. Greenberg	58	Director
Benjamin L. Scott	62	Director

Executive Officers

  Jan H. Lindelow has served as a member of our Board of Directors since February 1998. In October 2011 Mr. Lindelow was appointed as our interim President and Chief Executive Officer, to serve until the effective date of the appointment of his permanent successor to this role. Mr. Lindelow joined Tivoli, a unit of the IBM Software Group, in June 1997 and served as Chairman and Chief Executive Officer of Tivoli until the spring of 2001. He then became Vice President, Emerging Business Development for IBM until his retirement in 2002. From 1994 to 1995, Mr. Lindelow was President and Chief Operating Officer of Symbol Technologies, a leader in handheld computing and scanning technologies. He also served in several senior executive positions with ABB Limited (“ABB”), a global company delivering power, energy and automation technologies from 1988 to 1994. Prior to ABB, Mr. Lindelow was President of Worldwide Sales and Service at Unisys/Sperry Computer Systems, a worldwide information technology services and solutions company. Mr. Lindelow joined Unisys/Sperry in his native Sweden where he subsequently became President of Sperry’s Nordic Group. Mr. Lindelow holds a M.S. in Electrical Engineering from the Royal Institute of Technology in Stockholm, Sweden.

John K. Penver was hired in February 2005 as Chief Financial Officer and Vice President of Finance and oversees all of our accounting, finance, treasury, and investor relations activities. Prior to joining Active Power, Mr. Penver served as Chief Financial Officer or Vice President Finance for a number of public and private technology and manufacturing-based organizations, including PerformanceRetail, Inc. a privately held retail management software company, Factory Logic, Inc., a privately held enterprise-application software company, Yclip Corporation, a privately held internet-marketing software company, and Silicon Gaming, Inc., a publicly traded manufacturer of high-technology slot machines for the gaming industry. Mr. Penver also had twelve years of audit experience with the international accounting firm of Deloitte & Touche LLP in both the U.S. and Australia. Mr. Penver is a Certified Public Accountant and a Chartered Accountant, and holds a Bachelor of Business in Accounting from Monash University in Australia and an M.B.A. from Santa Clara University in California.

Lisa M. Brown was hired in December 2005 as our Vice President of Marketing and Sales Operations. In this role she is responsible for all of our product and corporate marketing, product development, public relations and sales operations functions. Prior to joining Active Power Ms. Brown spent 14 years with Broadwing Communications, a telecommunications infrastructure provider, where she held executive positions including Vice President of Marketing, Sales Operations and Customer Operations. Ms. Brown holds a Bachelor of Science degree in Business Administration, Finance, from Bloomsburg University in Pennsylvania.

J. Noel Foley joined Active Power in November 2011 as our Vice President of Engineering. In this role he is responsible for all of our product development and sustaining engineering activities. From November 2008 until joining Active Power Mr. Foley was most recently Vice President Engineering for SolarBridge Technologies, Inc, a manufacturer of AC power products for the solar industry. Prior to this, from 2003 until 2008, Mr. Foley was employed by Dell Computer Corporation most recently as the Senior Manager –AC/DC power supplies and DC/DC converters within Dell’s product development group. Prior to this Mr. Foley held a number of executive roles for companies including Lucent Technologies, Vicor Corporation, Computer Products/Artesyn Technologies in the U.S. and Ireland, and with GEC Corporation in the UK. Mr. Foley is a U.S. patent holder and holds a Bachelor of Electrical Engineering degree from University College, Cork, Ireland and a Masters degree in Business Administration from Boston College

Uwe Schrader-Hausmann joined Active Power in August 2005 and held various positions in our EMEA sales engineering group and as Managing Director of Active Power (Germany) GmbH before being promoted to Vice President—Technical Services in October 2007 and then to Chief Technical Officer in January 2009. In this role he is responsible for all customer-facing technical service functions including management of our European applications engineering, project management, and project implementation activities,. Mr. Schrader-Hausmann has over 30 years of experience in the UPS industry. Prior to joining Active Power, he spent 26 years with Piller Power Systems GmbH, a German-based rotary UPS manufacturer, most recently as Chief Technical Officer. He also has UPS experience with Max Mueller Gildemeister GmbH in Germany. Mr. Schrader-Hausman holds a Diplom-Ingeneur (the German equivalent of a Master of Science degree) from The University of Applied Science in Hanover, Germany.

Jason P. Rubin joined Active Power in March 2000 as a production planner and held various positions in our manufacturing group before being promoted to Vice President of Manufacturing in October 2005. In this role, Mr. Rubin is responsible for the manufacture and testing of all Active Power products as well as managing all material and logistic requirements to support production and our customer service activities. Mr. Rubin has over 20 years of manufacturing experience in multiple industries and immediately prior to joining Active Power was involved in managing operations and manufacturing systems for Windsport, Inc., a fabricated textile manufacturer. Mr. Rubin holds a Bachelor of Science degree in Industrial Engineering from the University of Oklahoma in Norman, Oklahoma.

Martin T. Olsen joined Active Power in April 2007 as a Director of Product Management before being promoted in May 2008 to Vice President of Business Development. In January 2010 Mr. Olsen was promoted to Vice President—Channel Sales & Business Development. In December 2010, Mr. Olsen was promoted to Vice President – Global Sales. In this role Mr. Olsen is responsible for our global sales activity, including channel sales business for our OEM partners and our IT channel sales partners, as well as our business development activities to expand our product and sales distribution channels. Prior to joining Active Power, Mr. Olsen was the Director for the data center group at Wright Line LLC, a global data center infrastructure provider for four years, and prior to that was a product marketing manager with American Power Conversion Corp., a global UPS manufacturer in both the U.S. and Europe and Asia. He also has prior product management experience with Siligen AS, a manufacturer of power availability products in Denmark. A U.S. patent holder, Mr. Olsen holds a Bachelor of Science degree in Marketing from the International Business College at Kolding, Denmark, and diplomas in Logistics and International Business Law from the International Business College at Kolding, Denmark.

Directors

Ake Almgren has served as a member of our Board of Directors since March 2004. From March 2009 to September 2011, Dr. Almgren has served as the Chief Executive Officer and President of International Battery, a manufacturer of lithium ion cells and batteries. Since May 2003 Dr. Almgren has also served as President of his consultant company, ORKAS Corp. From July 1998 to May 2003, Dr. Almgren served as Chairman and Chief Executive Officer of Capstone Turbine Corp. Prior to his employment at Capstone, Dr. Almgren had a 26-year career at ABB, where he held the position of worldwide Business Area Manager for Distribution Transformers and managed the operation of 36 plants in 28 countries. He also was President of ABB Power T&D Company, President of ABB Power Distribution, and President of ABB Power Systems during his tenure at ABB. Dr. Almgren also serves on the board of managers of PJM Interconnect LLC and on the advisory board of Infinia Corporation. Dr. Almgren holds a Ph.D. in Engineering from Linkopings Tekniska Hogskola in Sweden and a Masters of Mechanical Engineering from the Royal Institute of Technology in Stockholm, Sweden.

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

James E. J. deVenny III has served as a member of our Board of Directors since March 2008. From 1999 until March 2008, Mr. deVenny served as the co-founder, President and Chief Executive Officer of Dataside LLC, a Texas-based provider of enterprise data center space and managed network services. Mr. deVenny is now an independent consultant through his business, JD Investments. Prior to founding Dataside, Mr. deVenny co-founded Computex Support Systems where he was involved for 15 years in the design and development of mission critical data centers and telecommunications sites. Previously he spent five years as Vice President of Sales and Marketing for International Power Machines, a manufacturer of uninterruptible power supply systems. Mr. deVenny also serves on the Board of Directors of Lumenate, a private technology consulting services company, as well as on the board of Vedero Software, a software company which is in the energy savings and demand response field. He holds a Bachelor of Science degree in Journalism and Communications from the University of Florida.

Robert S. Greenberg has served as a member of our Board of Directors since March 2009. Since January 2009, Mr. Greenberg has been the Chief Information Officer and Vice President for Agco Corporation, a global manufacturer and distributor of agricultural equipment. Prior to joining Agco Corporation, Mr. Greenberg was Vice President and Chief Information Officer for five years with Nissan Americas, the U.S. subsidiary of Nissan Motor Ltd, a global automotive manufacturer. Mr. Greenberg also served in executive and Chief Information Officer capacities over 20 years with Avaya, Inc., a global enterprise communications provider, Dell, Inc and Exxon Mobil, including time spent in Asia Pacific. Mr. Greenberg holds both a Bachelor of Science and Masters of Engineering degrees in Operations Science and Industrial Engineering from Cornell University in New York and an M.B.A. in Finance from the University of Maryland.

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

The other information also required under Item 10, including certain additional information about our directors, disclosure of delinquent Section 16 filings, our Code of Ethics and matters relating to our audit committee and its members will be included under the sections captioned “Proposal One: Election of Directors.” “Section 16(A) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Meetings and Committees of the Board,” respectively, in our Proxy Statement for the 2012 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 11.	Executive Compensation.

The information required by this Item will be included under the sections captioned “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Certain Transactions” in our Proxy Statement for the 2012 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included under the sections captioned “Ownership of Securities,” “Equity Compensation Plan Information” and “Potential Payments upon Termination or Change of Control” in our Proxy Statement for the 2012 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 13.	Certain Relationships and Related Transactions.

The information required by this Item will be included under the sections captioned “Certain Transactions” and “Director Independence” in our Proxy Statement for the 2012 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item will be included under the section captioned “Proposal Three: Ratification of Independent Auditors” in our Proxy Statement for the 2012 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)

1. Financial Statements.

The following financial statements of Active Power, Inc. were filed as a part of the original Annual Report on Form 10-K for the fiscal year ending December 31, 2011, that was filed with the Securities and Exchange Commission on March 1, 2012:

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

(b) Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s Quarterly Report on Form 10-Q filed on July 28, 2006)

3.2*	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on February 2, 2007)

3.3*	Amendment to Second Amended and Restated Bylaws (filed as Exhibit 3.01 to Active Power’s Current Report on Form 8-K filed on December 7, 2007)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-1 (SEC File No. 333-36946) (the “IPO Registration Statement"))

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1*	Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO Registration Statement)

10.2*	Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement) †

10.3*	Second Amended and Restated Investors’ Rights Agreement by and between Active Power, Inc. and certain of its stockholders (filed as Exhibit 10.4 to the IPO Registration Statement)

Exhibit Number	Description
10.4*	Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.9 to the IPO Registration Statement)

10.5*	First Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.10 to the IPO Registration Statement)

10.6*	Second Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.11 to the IPO Registration Statement)

10.7*	Third Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.12 to the IPO Registration Statement)

10.8*	Fourth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the IPO Registration Statement)

10.9*	Fifth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the IPO Registration Statement)

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

10.14*	Form of Severance Benefits Agreement (filed as Exhibit 10.4 to Active Power's Quarterly Report on Form 10-Q filed on April 27, 2010)

10.15*	Severance Benefits Agreement with James A. Clishem dated April 14, 2010 (filed as Exhibit 10.2 to Active Power’s Quarterly Report on Form 10-Q filed on April 27, 2010)†

10.16*	Severance Benefits Agreement with John K. Penver dated April 14, 2010 (filed as Exhibit 10.3 to Active Power’s Quarterly Report on Form 10-Q filed on April 27, 2010)†

10.17*	Active Power, Inc. 2010 Equity Incentive Plan (filed as Exhibit 10.1 to Active Power's current Report on Form 8-K filed on May 18, 2010)†

10.18*	Form of Standard Stock Option Agreement (filed as Exhibit 10.2 to Active Power's Current Report on Form 8-K filed on May 18, 2010)

10.19*	Form of Standard Restricted Stock Agreement Stock Agreement (filed as Exhibit 10.3 to Active Power's Current Report on Form 8-K filed on May 18, 2010)

10.20*	Form of Standard Restricted Stock Unit Agreement (filed as Exhibit 10.4 to Active Power's Current Report on Form 8-K filed on May 18, 2010)

10.21*
Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated as of August 5, 2010 (filed as Exhibit 10.1 to Active Power's Quarterly Report on Form 10-Q filed on October 27, 2010)

10.22*	Guarantee and Debenture Agreement with Silicon Valley Bank, dated as of August 5, 2010 (filed as Exhibit 10.2 to Active Power's Quarterly Report on Form 10-Q filed on October 27, 2010)

10.23	Separation Agreement and Release with James A. Clishem, dated October 14, 2011

10.24++	Professional Services Master Agreement with Hewlett-Packard Company, dated February 4, 2010

Exhibit Number	Description

10.25++	Hardware Product Purchase Agreement with Hewlett-Packard Company, dated April 30, 2010

14.1*	Active Power, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to Active Power's Current Report on Form 8-K filed on November 8, 2010)

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP

23.2	Consent of Ernst & Young LLP

24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K

31.1	Certification of Principal Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Active Power's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL: (1) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations and Comprehensive Loss, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Incorporated by reference to the indicated filing.

+	Portions of this exhibit have been omitted pursuant to a confidential treatment previously granted.

++	Confidential treatment has been requested with respect to certain portions of this exhibit.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVE POWER, INC.

Dated: March 1, 2012	By:	/s/ JAN H. LINDELOW

Chief Executive Officer and Director

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Jan H. Lindelow and John K. Penver, and each or any of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JAN H. LINDELOW	Chief Executive Officer and Director	March 1, 2012
Jan H. Lindelow	(principal executive officer)

/s/ JOHN K. PENVER	Vice President—Finance, Chief Financial Officer and Secretary	March 1, 2012
John K. Penver	(principal financial and accounting officer)

/s/ BENJAMIN L. SCOTT	Chairman of the Board, Director	March 1, 2012
Benjamin L. Scott

/s/ AKE ALMGREN	Director	March 1, 2012
Ake Almgren

/s/ RODNEY S. BOND	Director	March 1, 2012
Rodney S. Bond

/s/ JAMES E. DEVENNY III	Director	March 1, 2012
James E. deVenny III

/s/ ROBERT S. GREENBERG	Director	March 1, 2012
Robert S. Greenberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Active Power, Inc.

We have audited Active Power, Inc.’s (a Delaware corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Active Power, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Active Power, Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Active Power, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Active Power, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended and our report dated March 1, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Dallas, Texas
March 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Active Power, Inc.

We have audited the accompanying consolidated balance sheets of Active Power, Inc. (a Delaware corporation) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Active Power, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Active Power, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Dallas, Texas
March 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Active Power, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows of Active Power, Inc. (the Company) as of December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Active Power, Inc. for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Austin, Texas
March 4, 2010

ACTIVE POWER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$10,357	$15,416
Short-term investments in marketable securities	—	134
Restricted cash	389	—
Accounts receivable, net of allowance for doubtful accounts of $337 and $330 at December 31, 2011 and 2010, respectively	11,163	14,708
Inventories	9,439	6,430
Prepaid expenses and other	414	511
Total current assets	31,762	37,199
Property and equipment, net	2,861	2,005
Deposits and other	404	314
Total assets	$35,027	$39,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,757	$6,022
Accrued expenses	5,351	7,068
Deferred revenue	2,366	2,492
Revolving line of credit	5,535	2,535
Total current liabilities	18,009	18,117
Long term liabilities	726	579
Stockholders’ equity:
Preferred Stock	—	—
Common Stock—$0.001 par value; 150,000 shares authorized; 80,582 and 79,860 shares issued and 80,439 and 79,736 shares outstanding in 2011 and 2010, respectively	80	80
Treasury stock, at cost; 143 and 124 shares in 2011 and 2010, respectively	(115)	(103)
Additional paid-in capital	277,023	274,807
Accumulated deficit	(260,895)	(253,801)
Other accumulated comprehensive loss	199	(161)
Total stockholders’ equity	16,292	20,822
Total liabilities and stockholders’ equity	$35,027	$39,518

See accompanying notes.

ACTIVE POWER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year ended December 31,
	2011	2010	2009
Revenues:
Product revenue	$62,650	$55,647	$32,837
Service and other revenue	12,832	9,308	7,474
Total revenue	75,482	64,955	40,311
Cost of goods sold:
Cost of product revenue	47,664	40,045	25,827
Cost of service and other revenue	9,917	6,890	5,254
Total cost of goods sold	57,581	46,935	31,081
Gross profit	17,901	18,020	9,230
Operating expenses:
Research and development	4,739	3,412	4,170
Selling and marketing	13,812	13,093	11,431
General and administrative	6,230	5,319	4,592
Total operating expenses	24,781	21,824	20,193
Operating loss	(6,880)	(3,804)	(10,963)
Interest income (expense), net	(225)	(122)	(69)
Other income (expense), net	11	(40)	(45)
Loss before income taxes	(7,094)	(3,966)	(11,077)
Income tax benefit	—	41	44
Net loss	$(7,094)	$(3,925)	$(11,033)
Net loss per share, basic & diluted	$(0.09)	$(0.05)	$(0.17)
Shares used in computing net loss per share, basic & diluted	80,085	77,677	63,854
Comprehensive loss:
Net loss	$(7,094)	$(3,925)	$(11,033)
Translation gain (loss) on subsidiaries in foreign currencies	360	18	502
Change in unrealized gain (loss) on investments in marketable securities	—	—	—
Comprehensive loss	$(6,734)	$(3,907)	$(10,531)

See accompanying notes.

ACTIVE POWER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	At Cost	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2008	60,482	$60	61	$(59)	$260,344	$(238,843)	$(681)	$20,821
Employee stock purchases	20	—	—	—	11	—	—	11
Sale of common stock, less $67 in issuance costs	6,000	6			2,927			2,933
Shares held in treasury	—	—	31	(14)	—	—		(14)
Net translation gain on foreign subsidiaries	—	—	—	—	—	—	502	502
Stock-based compensation	—	—	—	—	1,272	—	—	1,272
Net loss	—	—	—	—	—	(11,033)	—	(11,033)
Balance at December 31, 2009	66,502	$66	92	$(73)	$264,554	$(249,876)	$(179)	$14,492
Employee stock purchases	128	1	—	—	101	—	—	102
Sale of common stock, less $886 in issuance costs	13,230	13			9,023			9,036
Shares held in treasury	—	—	32	(30)	—	—		(30)
Net translation gain on foreign subsidiaries	—	—	—	—	—	—	18	18
Stock-based compensation	—	—	—	—	1,129	—	—	1,129
Net loss	—	—	—	—	—	(3,925)	—	(3,925)
Balance at December 31, 2010	79,860	$80	124	$(103)	$274,807	$(253,801)	$(161)	$20,822
Employee stock purchases	722	—	—	—	510	—	—	510
Shares held in treasury	—	—	19	(12)	—	—		(12)
Net translation gain on foreign subsidiaries	—	—	—	—	—	—	360	360
Stock-based compensation	—	—	—	—	1,706	—	—	1,706
Net loss	—	—	—	—	—	(7,094)	—	(7,094)
Balance at December 31, 2011	80,582	$80	143	$(115)	$277,023	$(260,895)	$199	$16,292

ACTIVE POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2011	2010	2009
Operating activities
Net loss	$(7,094)	$(3,925)	$(11,033)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,383	1,887	1,950
Charge to allowance for doubtful accounts	9	35	91
Accretion of premium / discount on investments	—	—	2
Loss on disposal of fixed assets	154	120	395
Impairment of inventory and related assets	8	—	—
Stock-based compensation	1,706	1,131	1,272
Changes in operating assets and liabilities:
Accounts receivable	3,536	(3,214)	(2,171)
Inventories	(3,009)	197	60
Prepaid expenses and other assets	7	(31)	75
Accounts payable	(1,265)	867	2,741
Accrued expenses	(1,717)	2,111	(468)
Deferred revenue	(126)	779	223
Long term liabilities	147	111	(53)
Net cash provided by (used in) operating activities	(6,261)	68	(6,916)
Investing activities
Purchases of marketable securities	—	(134)	—
Sales/maturities of marketable securities	134	—	701
Purchases of property and equipment	(2,401)	(1,109)	(755)
Increase in restricted cash	(389)	—	—
Net cash (used in) provided by investing activities	(2,656)	(1,243)	(54)

Financing activities
Proceeds from private placement of common stock	—	9,922	3,000
Issuance costs of private placement	—	(886)	(67)
Proceeds from employee stock purchases	510	102	11
Purchases of treasury stock	(12)	(30)	(14)
Proceeds from draw on revolving line of credit	3,000	1,008	559
Payments on revolving line of credit	—	(1,032)	—
Net cash provided by financing activities	3,498	9,084	3,489
Translation gain (loss) on subsidiaries in foreign currencies	360	18	502
Total change in cash and cash equivalents	(5,059)	7,927	(2,979)
Cash and cash equivalents, beginning of period	15,416	7,489	10,468
Cash and cash equivalents, end of period	$10,357	$15,416	$7,489

Supplemental Cash Flow Information:
Interest paid	$229	$145	$104
Income tax paid	$—	$—	$—

See accompanying notes.

ACTIVE POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
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

The accompanying consolidated financial statements have also been prepared on the assumption that the Company will continue to operate as a going concern. Accordingly assets and liabilities are recorded on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company’s history of operating losses and use of cash, in the absence of other factors, may cause uncertainty as to its ability to continue as a going concern. We have reviewed the current and prospective sources of liquidity, significant conditions and events and forecast financial results and concluded that we have adequate resources to continue to operate as a going concern. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, our revenues may not meet our projections or our costs may exceed our estimates.  Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2012 or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. These financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern.

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

●
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

●	We recognize installation and service and maintenance revenue at the time the service is performed.

●
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

●
We recognize revenue on certain rental programs over the life of the rental agreement using the straight-line method. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

●	Shipping costs reimbursed by the customer are included in revenue.

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

Investments in Marketable Securities

Investments in marketable securities consist of money-market funds, commercial paper and debt securities with readily determinable fair values. Active Power accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments. We classify investments in marketable securities as available-for-sale and all reclassifications made from unrealized gains/losses to realized gains/losses are determined based on the specific identification method. The carrying amount of investments in marketable securities approximated fair value at December 31, 2010 and we had no such investments at December 31, 2011.

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
$134

Effective October 1, 2008, we adopted an accounting standard, which defines fair value, establishes a framework for measuring fair value and expands on required disclosures regarding fair value measurements. This standard applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, credit losses were minimal, primarily because the majority of our revenues were generated from large OEM customers, primarily Caterpillar, Inc. (“Caterpillar”). As we began integrating additional distribution channels into our business and selling more of our products directly to customers, our risk of credit losses has increased. We perform credit evaluations of new customers and often require deposits, prepayments or use of bank instruments such as trade letters of credit or documentary collection to mitigate our credit risk. Allowance for doubtful account balances are $337 and $330 as of December 31, 2011 and 2010, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

The following table summarizes the annual changes in our allowance for doubtful accounts:

Balance at December 31, 2008	$413
Additions charged to expense	91
Write-off of uncollectible accounts	(151)
Balance at December 31, 2009	$353
Additions charged to expense	35
Recovery of amount previously reserved	(39)
Write-off of uncollectible accounts	(19)
Balance at December 31, 2010	$330
Additions charged to expense	9
Write-off of uncollectible accounts	(2)
Balance at December 31, 2011	$337

Inventories

Inventories are stated at the lower of cost or market, using the first-in-first-out method, and consist of the following at December 31:

	2011	2010
Raw materials	$6,493	$5,243
Work in process	3,085	2,382
Finished goods	1,680	1,148
Less inventory reserves	(1,819)	(2,343)
	$9,439	$6,430

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

Patent Application Costs

We have not capitalized patent application fees and related costs because of uncertainties regarding net realizable value of the technology represented by the existing patent applications and ultimate recoverability. All patent costs have been expensed through December 31, 2011.

Accrued Expenses

Accrued expenses consist of the following at December 31:

	2011	2010
Compensation and benefits	$3,037	$3,985
Warranty liability	583	677
Property, income, state, sales and franchise tax	529	1,193
Professional fees	463	360
Other	739	853
	$5,351	$7,068

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

Changes in the Company’s warranty liability are as follows:

Balance at December 31, 2008	$948
Warranty expense	459
Warranty charges incurred	(744)
Balance at December 31, 2009	$663
Warranty expense	830
Warranty charges incurred	(759)
Balance at December 31, 2010	$734
Warranty expense	742
Warranty charges incurred	(863)
Balance at December 31, 2011	$613
Warrant liability included in accrued expenses	$583
Long term warranty liability	30
Balance at December 31, 2011	$613

Long-Term Liabilities

Long term liabilities consist of the following at December 31:

	2011	2010
Deferred revenue	$521	$347
Technology licensing agreement	150	150
Warranty liability	30	57
Sublease deposits	25	25
	$726	$579

Stock-Based Compensation Expense

Total stock-based compensation expense relating to our stock plans in the twelve-month period ended December 31, 2011, 2010 and 2009 was $1.7 million and $1.1 million and $1.3 million, respectively. Included in our 2011 expense were costs of approximately $181 of additional stock-based compensation expense associated with the termination of our Chief Executive Officer. Details of our stock-based compensation include the following:

	Year Ended December 31,
	2011	2010	2009
Stock-based compensation expense by caption:
Cost of product revenue	$199	$146	$169
Cost of service and other revenue	79	43	46
Research and development	166	80	171
Selling and marketing	455	304	313
General and administrative	807	558	573
	$1,706	$1,131	$1,272
Stock-based compensation expense by type of award:
Stock options	$1,707	$1,147	$1,104
Restricted stock awards	(1)	(16)	168
	$1,706	$1,131	$1,272

Stock-based compensation expense of $- and $1 was capitalized and remained in inventory at December 31, 2011 and 2010, respectively.

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

As a result of our adoption of an accounting standard in January 2007, we recognize and measure benefits for uncertain tax positions which requires significant judgment from management. We evaluate our uncertain tax positions on a quarterly basis and base these evaluations upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results. At December 31, 2011 and 2010, the Company had no material unrecognized tax benefits.

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

Concentration of Credit Risk

Financial instruments which potentially subject Active Power to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Active Power’s cash and cash equivalents and investments are placed with high credit quality financial institutions and issuers. On November 19, 2010, the Federal Deposit Insurance Corporation (“FDIC”) issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012.  Active Power performs limited credit evaluations of its customers’ financial condition prior to entering into commercial transactions. We generally require letters of credit or prepayments from higher-risk customers as deemed necessary to ensure collection. Our allowance for doubtful accounts is estimated based on factors related to the credit risk of each customer. Individual receivables are written off after they have been deemed uncollectible. We also purchase several components from sole source or limited source suppliers.

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

The following customers accounted for a significant percentage of Active Power’s total revenue during each of the years ended December 31:

	2011	2010	2009
Caterpillar	15%	19%	24%
Hewlett Packard	36%	25%	12%
United States based IT Customer	—%	16%	8%

No other customer represented more than 10% of our revenues in any of the years reported.  Hewlett Packard represented 42% and 34% of our outstanding receivables at December 31, 2011 and 2010, respectively. Caterpillar represented 10%, and 14% of our outstanding accounts receivable at December 31, 2011 and 2010, respectively. One European based customer accounted for  20% of our outstanding accounts receivable at December 31, 2011 and one other US based IT customer accounted for 19% of our outstanding accounts receivable at December 31,  2010. No other customer represented more than 10% of our accounts receivable at December 31, 2011 and 2010.

Advertising Costs

We expense advertising costs as incurred. These expenses were approximately $90, $8 and $33 in 2011, 2010 and 2009, respectively.

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31:

	2011	2010	2009
Net loss	$(7,094)	$(3,925)	$(11,033)
Basic and diluted:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	80,085	77,677	63,854
Basic and diluted net loss per share	$(0.09)	$(0.05)	$(0.17)

The calculation of diluted loss per share excludes 9,718,241, 9,389,987 and 5,639,442 shares of common stock issuable upon exercise of employee stock options as of December 31, 2011, 2010 and 2009, respectively, and 19,001 and 116,345 non-vested shares of common stock issuable upon exercise of restricted stock awards as of December 31,  2010 and 2009, respectively, because their inclusion in the calculation would be anti-dilutive.

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

2. Property and Equipment

Property and equipment consists of the following at December 31:

	2011	2010
Equipment	$9,980	$9,574
Demonstration units	1,345	1,195
Computers and purchased software	4,029	3,425
Furniture and fixtures	369	362
Leasehold improvements	7,425	7,328
Construction in progress	1,107	389
	24,255	22,273
Accumulated depreciation	(21,394)	(20,268)
	$2,861	$2,005

3. Stockholders’ Equity

Preferred Stock

At December 31, 2011, Active Power had 10,420,000 shares of preferred stock authorized and no shares outstanding.

Common Stock

Common stock reserved for future issuance at December 31, 2011 consists of 12,182,819 shares of common stock reserved under our 2010 Stock Incentive Plan, of which 9,718,241 were subject to outstanding options and restricted shares and 2,364,578 were available for future grants of awards. Options are subject to terms and conditions as determined by our Board of Directors.

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

A summary of common stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Life
			(in years)
Outstanding at December 31, 2008	5,703,721	$3.66
Granted	2,432,474	0.59
Exercised	(20,312)	0.56
Canceled	(2,476,441)	4.53
Outstanding at December 31, 2009	5,639,442	$1.97
Granted	4,454,650	0.84
Exercised	(128,175)	0.79
Canceled	(575,930)	1.59
Outstanding at December 31, 2010	9,389,987	$1.47
Granted	2,521,000	1.95
Exercised	(721,525)	0.71
Canceled	(1,471,221)	1.55
Outstanding at December 31, 2011	9,718,241	$1.64	7.00
Vested and expected to vest at December 31, 2011	9,718,241	$1.64	0.49
Exercisable at December 31, 2011	5,855,023	$1.79	5.93

The following is a summary of options outstanding and exercisable as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(in years)
$0.41 – $ 0.75	1,814,999	6.61	$0.59	1,052,246	$0.58
$0.76 – $0.76	35,250	6.58	0.76	28,173	0.76
$0.79 – $ 0.79	2,484,813	8.15	0.79	1,443,253	0.79
$0.81 – $ 1.88	1,939,420	7.06	1.48	1,356,528	1.53
$2.08 – $2.44	1,808,850	8.36	2.29	492,727	2.28
$2.52 – $5.17	1,634,909	4.09	3.60	1,482,096	3.71
	9,718,241	7.00	$1.64	5,855,023	$1.79

The weighted average grant date fair value of options granted during 2011, 2010 and 2009 was $1.95, $0.57 and $0.59, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options at the date of exercise) during the years ended December 31, 2011, 2010 and 2009, was $553, $118 and $4, respectively. The aggregate intrinsic value of options outstanding at December 31, 2011, 2010 and 2009, was $171, $11,700 and $0, respectively. During the year ended December 31, 2011, the amount of cash received from the exercise of options was $510.

Restricted (non-vested) Shares

In 2007 and 2008 we issued 310,000 and 72,000 restricted shares to officers and employees of the Company. The restrictions lapse as the shares vest in equal annual installments over a three year period from the date of issuance. No restricted shares were granted in 2010 or 2011 by the Company. We recorded stock compensation expense of $(1), $(16) and $168 related to restricted shares in 2011, 2010 and 2009, respectively. A summary of our restricted, or non-vested, shares as of December 31, 2011, and changes during the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2010	19,001	$1.00
Granted	-	-
Vested	(19,001)	1.00
Canceled	-	-
Outstanding at December 31, 2011	-	$-

As of December 31, 2011there was $3.8 million of total unrecognized compensation cost, related to non-vested stock options, that is expected to be recognized over a weighted-average vesting period of 1.2 years.

Stock options exercisable but not subject to repurchase (vested) as of December 31, 2011, 2010 and 2009 were 5,855,023, 3,801,505 and 2,579,162, respectively. Unvested options outstanding at December 31, 2011, 2010 and 2009 were 3,863,218, 5,588,482 and 3,060,280, respectively.

During the year ended December 31, 2010, we issued 2,280,000 performance-based options to executive officers of the Company. These options provided for vesting only in the event that the Company met certain 2010 EBITDA targets. Based on our 2010 results, we recorded compensation expense of $360 during 2010 and determined that 1,575,000 of these options would vest. To the extent earned, the performance shares vest 50% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and the remaining 25% on the third anniversary of the grant date so long as the officer remains a service provider to the Company. As of December 31, 2011, 1,575,000 of the performance based options were outstanding. 525,000 options were returned to the option pool in 2011 due to all of the performance targets not being met.

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

	2011	2010	2009
Weighted average expected life in years	6.22 years	6.35 years	6.43 years
Weighted expected volatility	76%	74%	73%
Weighted average risk-free interest rate	1.59%	1.79%	2.28%
Average expected forfeitures	15.25%	16.3%	16.5%

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

4. Income Taxes

The components of the provision (benefit) for income taxes attributable to continuing operations are as follows:

	2011	2010
Current:
Federal	$-	$(41)
State	12	-
Foreign	-	-
Total current	12	(41)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
	$12	$(41)

As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately $210.0 million and research and development credit carryforwards of approximately $3.3 million. The net operating loss and credit carryforwards will expire beginning in 2012, if not utilized. Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Current deferred tax assets
Reserves and allowances	1,469	1,467
Deferred revenue	182	176

Valuation allowance for current deferred tax assets	(1,649)	(1,641)
Net current deferred tax assets	2	2
Noncurrent deferred tax assets
Acquired technology	924	1,031
Capital expenses	1,964	2,185
Stock compensation	558	786
Net operating loss and tax credit carryforwards	82,193	80,164
Valuation allowance for noncurrent deferred tax assets	(85,553)	(84,069)
Net noncurrent deferred tax assets	86	97
Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	(88)	(99)
Total current deferred tax liabilities	(88)	(99)
Noncurrent deferred tax liabilities
Unrealized gains/losses	—	—
Total noncurrent deferred tax liabilities	—	—
Net current deferred tax asset (liability)	(86)	(97)
Net noncurrent deferred tax asset (liability)	86	97
Net deferred taxes	—	—

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. The valuation allowance increased by approximately $1.5 million during 2011. Approximately $6.3 million of the total valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before taxes due to the following:

	Year Ended December 31,
	2011	2010	2009
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	1.8	0.3	(0.9)
R&D credits	(1.2)	(3.1)	(0.7)

Stock compensation	10.0	5.7	2.8
Effect of foreign operations	2.5	(0.3)	3.6
Permanent items and other	0.1	5.9	2.6
Change in valuation allowance	21.0	24.4	26.2
	0.2%	(1.1)%	(0.4)%

The Company recognized no material adjustment in the liability for unrecognized income tax benefits. The reconciliation of the Company’s unrecognized tax benefits at the beginning and end of the year is as follows:

Balance at January 1, 2011	$1,113
Additions based on tax positions related to the current year	334
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2011	$1,447

Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate. The Company’s assessment of its unrecognized tax benefits is subject to change as a function of the Company’s financial statement audit.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years 2007 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

5. Commitments

We lease our office and manufacturing and engineering facilities and our foreign sales offices under operating lease agreements. These facilities’ leases are non-cancelable and obligate us to pay taxes and maintenance costs. Our corporate headquarters facility is a 127,000 square foot building that we lease pursuant to a lease agreement that expires in December 2016. Our administrative, information systems, manufacturing, sales and service groups currently utilize 96,000 square feet of this facility. We sublease the remaining 31,000 square feet of our corporate headquarters facility pursuant to sublease agreements that we entered into during 2007. The sublease agreements expired December 2011. Rent expense was offset by $320, $333 and $319 in 2011, 2010 and 2009, respectively, for cash received pursuant to these sublease agreements. Our administration, marketing and engineering facility of approximately 19,600 square feet is leased pursuant to a lease agreement that expires in March 2012. In July 2011, we leased an additional 26,195 square feet in a facility adjacent to our headquarters facility, in order to expand our manufacturing facility. This lease expires in July 2014.

In addition, we lease certain equipment such as copiers and phone systems under non-cancelable leases. Net rent expense was $1.3 million, $1.2 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum payments and receipts under these leases at December 31, 2011 are as follows:

Rental payments
2012	$1,294
2013	1,229
2014	1,083
2015	1,029
2016	1,033
2017 and thereafter	563
Total future minimum lease payments	$6,231

We enter into certain commitments to purchase inventory and other items in the course of normal operations. At December 31, 2011, the total of these commitments is $7,612, of which $7,487 will mature in 2012 and $25 will mature in each subsequent year through 2017.

We have entered into Severance Benefits Agreements with our Chief Financial Officer and with each of our other executive officers. These agreements generally provide that, if within 12 months following a change in control the executive officer’s employment is terminated for reasons other than for cause (as defined in the agreement) or by the executive for good reason, including a significant reduction in the role and/or responsibility of the executive within 12 months of the change in corporate control, then all outstanding stock options or restricted shares held by the executive would vest as of the date of the termination and certain severance payments would be payable. In the case of our Chief Financial Officer, in the event of termination by the Company for reasons other than for cause or by him for good reason, he would be entitled to a severance payment equal to nine months of salary and be entitled to receive health benefits for nine additional months after termination. In the case of our other executive officers, in the event of a termination by the Company for reasons other than for cause or by the officer for good reason, they would be entitled to a severance payment equivalent to six months of salary and be entitled to receive health benefits for six additional months after termination.

6. Employee Benefit Plan

We maintain a 401(k) Plan that covers substantially all full-time employees. Company contributions to the plan are determined at the discretion of the Board of Directors and vest ratably over five years of service starting after the first year of employment. We did not contribute to this plan in 2011, 2010 or 2009.

7. Geographic Information

Revenues for the year ended December 31 were as follows:

	2011	2010	2009
North America	$48,653	$47,530	$28,707
EMEA	19,060	13,007	9,181
Asia Pacific	7,769	4,418	2,423
Total	$75,482	$64,955	$40,311

Revenues from foreign countries above represent shipments to customers located in thirty-three countries during 2011. Substantially all of our property, plant and equipment is located in the United States. Net assets of operations in foreign countries (excluding intercompany receivables and payables eliminated in consolidation) was $7.6 million at December 31, 2011.

8. Guarantees

In certain geographical regions, particularly Europe and Africa, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our delivery or warranty obligations. We secure these guarantees with standby letters of credit through our bank. At December 31, 2011 and, 2010 we had $446 and $547, respectively, of performance guarantees outstanding to customers that were secured with letters of credit.

9. Revolving Credit Facility

In August 2010, we entered into a Second Amended and Restated Loan and Security Agreement (the “Loan Agreement” with our existing bank, Silicon Valley Bank (“SVB”). This facility increased the total liquidity available from $6.0 million to $12.5 million subject to certain borrowing bases. This new facility expanded our ability to borrow funds from U.S. receivables to also include qualifying receivables from our UK operations, as well, increased our ability to use inventory as collateral, and also added an ability to borrow against purchase orders. These additional bases of borrowing were designed to allow us to use the credit facility to fund inventory purchases in the event we received large or multiple sales orders that would require a major investment in inventory and work in progress, to help fund continued growth in our business, and to manage our working capital requirements.

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

On August 5, 2010, we borrowed approximately $2.5 million in revolving loans, all of which was used to refinance all indebtedness owing from us to SVB under our previous credit facility. The new credit facility increases the total credit available from our previous loan facility with SVB, which was $6.0 million, and enables us to borrow against eligible inventory, foreign receivables and customer purchase orders in addition to eligible accounts receivable.

At December 31, 2011 and 2010, $5.5 and $2.5 million, respectively, was outstanding on these borrowings, at an interest rate of 5.50%. Based on the borrowing base formula, we had an additional $1.9 million available for use at December 31, 2011 under this credit facility.

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

The Loan Agreement includes customary affirmative covenants for a credit facility of this size and type, including delivery of financial statements, compliance with laws, maintenance of insurance and protection of intellectual property rights. Further, the Loan Agreement contains customary negative covenants for a credit facility of this size and type, including covenants that limit or restrict our ability to, among other things, dispose of assets, change our business, change our CEO or CFO without replacing such person within 120 days, have a change in control, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, make distributions, repurchase stock, and enter into certain transactions with affiliates. The Loan Agreement also requires the Company to maintain a minimum liquidity ratio of 1.25:1. The liquidity ratio is defined as the ratio of unrestricted cash and cash equivalents and marketable securities plus eligible accounts receivable to all indebtedness owed by the Company to SVB. The Company is currently in compliance with all loan covenants under the Loan Agreement.

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

10. Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present selected unaudited consolidated statement of operations information for each of the quarters in the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	For the Quarter Ended
Year Ended December 31, 2011	December 31	September 30	June 30	March 31
Selected consolidated statement of operations information:
Total revenue	$18,330	$20,608	$19,215	$17,329
Total cost of goods sold	14,619	15,761	14,582	12,619
Gross profit	3,711	4,847	4,633	4,710
Operating expenses	7,022	6,079	5,921	5,759
Operating profit (loss)	(3,311)	(1,232)	(1,288)	(1,049)
Net income (loss)	(3,342)	(1,292)	(1,394)	(1,066)
Basic and diluted net income (loss) per share	$(0.04)	$(0.02)	$(0.02)	$(0.01)

Selected consolidated balance sheet information:
Current assets	31,762	37,815	41,359	37,551
Total assets	35,027	41,226	44,352	39,868
Current liabilities	18,009	21,515	23,703	18,689
Working capital	13,753	16,300	17,656	18,862
Long term obligations	726	811	712	660
Stockholders’ equity	16,292	18,900	19,937	20,519

	For the Quarter Ended
Year Ended December 31, 2010	December 31	September 30	June 30	March 31
Selected consolidated statement of operations information:
Total revenue	$19,335	$18,456	$16,047	$11,117
Total cost of goods sold	14,006	12,978	11,685	8,266
Gross profit	5,329	5,478	4,362	2,851
Operating expenses	5,159	5,447	5,808	5,410
Operating loss	170	31	(1,446)	(2,559)
Net loss	145	55	(1,536)	(2,589)
Basic and diluted loss per share	$0.00	$0.00	$(0.02)	$(0.04)

Selected consolidated balance sheet information:
Current assets	37,199	34,050	33,796	31,192
Total assets	39,518	36,389	36,396	34,029
Current liabilities	18,117	15,626	16,234	12,420
Working capital	19,082	18,424	17,562	18,772
Long term obligations	579	606	629	691
Stockholders’ equity	20,822	20,157	19,533	20,918