Form 10-Q
period 2012-03-31
ACTIVE POWER INC
filed 2012-04-30
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of common stock, par value of $0.001 per share, outstanding at April 30, 2012 was 95,256,115.

ACTIVE POWER, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$18,042	$10,357
Restricted cash	1,400	389
Accounts receivable, net of allowance for doubtful accounts of $262 and $337 at March 31, 2012 and December 31, 2011, respectively	15,609	11,163
Inventories	8,388	9,439
Prepaid expenses and other	913	414
Total current assets	44,352	31,762
Property and equipment, net	3,133	2,861
Deposits and other	407	404
Total assets	$47,892	$35,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,139	$4,757
Accrued expenses	4,184	5,351
Deferred revenue	5,693	2,366
Revolving line of credit	5,535	5,535
Total current liabilities	21,551	18,009
Long-term liabilities	748	726
Stockholders’ equity:
Common stock	95	80
Treasury stock	(115)	(115)
Additional paid-in capital	287,421	277,023
Accumulated deficit	(262,042)	(260,895)
Other accumulated comprehensive income (loss)	234	199
Total stockholders’ equity	25,593	16,292
Total liabilities and stockholders’ equity	$47,892	$35,027

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product revenue	$16,406	$14,738
Service and other revenue	3,392	2,591

Total revenue	19,798	17,329

Cost of goods sold:
Cost of product revenue	11,996	10,522
Cost of service and other revenue	2,495	2,097

Total cost of goods sold	14,491	12,619

Gross profit	5,307	4,710

Operating expenses:
Research and development	1,288	921
Selling and marketing	3,547	3,470
General and administrative	1,544	1,368

Total operating expenses	6,379	5,759

Operating profit (loss)	(1,072)	(1,049)

Interest expense, net	(114)	(33)
Other income (expense), net	39	16
Net loss	$(1,147)	(1,066)
Net loss per share, basic and diluted	$(0.01)	$(0.01)

Shares used in computing net loss per share, basic and diluted	84,829	79,848

Comprehensive loss:
Net loss	$(1,147)	$(1,066)
Translation gain (loss) on subsidiaries denominated in foreign currencies	36	310

Comprehensive loss	$(1,111)	$(756)

Index

Active Power, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(1,147)	$(1,066)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	252	358
Change to allowance for doubtful accounts	(75)	(43)
Unrealized gain on marketable securities	—	(8)
(Gain) Loss on disposal of fixed assets	(29)	(20)
Stock-based compensation	364	324
Changes in operating assets and liabilities:
Restricted cash	(1,011)	—
Accounts receivable	(4,371)	(291)
Inventories	1,051	(1,370)
Prepaid expenses and other assets	(502)	(294)
Accounts payable	1,382	655
Accrued expenses	(1,167)	(2,017)
Deferred revenue	3,327	934
Long-term liabilities	22	81
Net cash used in operating activities	(1,904)	(2,757)

Investing activities

Purchases of property and equipment	(495)	(326)
Net cash used in investing activities	(495)	(326)

Financing activities
Proceeds from private placement of common stock	9,750	—
Issuance costs of private placement	(122)	—
Proceeds from draw on revolving line of credit	2,017	1,000
Payments on revolving line of credit	(2,017)	—
Proceeds from employee stock purchases	420	141
Purchases of treasury stock	—	(12)
Net cash provided by financing activities	10,048	1,129

Translation gain (loss) on subsidiaries in foreign currencies	36	310

Change in cash and cash equivalents	7,685	(1,644)
Cash and cash equivalents, beginning of period	10,357	15,416
Cash and cash equivalents, end of period	$18,042	$13,772

See accompanying notes.

Index

Active Power, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2012
(unaudited)

1.	Significant Accounting Policies

Organization and Basis of presentation

Active Power, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “Active Power” or the “Company”) manufacture and provide critical power quality and infrastructure solutions that provide business continuity and protect customers in the event of an electrical power disturbance. Our products and solutions are designed to deliver continuous clean power, protecting customers from voltage fluctuations, such as surges and sags, and frequency fluctuations, and also to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are those global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The Uninterruptible Power Supply (“UPS”) products we manufacture use kinetic energy to provide short-term power as a cleaner alternative to electro-chemical battery-based energy. We sell stand-alone UPS products as well as complete continuous power and infrastructure solutions, including containerized continuous power systems that we brand as PowerHouse. We sell our products globally through direct, manufacturer’s representatives, Original Equipment Manufacturer (“OEM”) channels and IT partners. Our current principal markets are Europe, Middle East and Africa (“EMEA”), Asia and North America.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.	Supplemental Balance Sheet Information

Restricted Cash

Restricted cash balance of $1.4 million as of March 31, 2012 consists of secured performance and deposit guarantees given to customers. Upon satisfaction of these guarantees, the restriction on these funds will be released.

Receivables
Accounts receivable consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Trade receivables	$15,871	$11,500
Allowance for doubtful accounts	(262)	(337)
	$15,609	$11,163

Index

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$5,859	$6,493
Work in process	2,293	3,085
Finished goods	1,822	1,680
Allowances for obsolescence	(1,586)	(1,819)
	$8,388	$9,439

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Equipment	$10,104	$9,980
Demonstration units	2,297	1,345
Computers and purchased software	4,073	4,029
Furniture and fixtures	370	369
Leasehold improvements	7,511	7,425
Construction in progress	439	1,107
	24,794	24,255
Accumulated depreciation	(21,661)	(21,394)
	$3,133	$2,861

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Compensation and benefits	$1,876	$3,037
Warranty liability	524	583
Property, income, state, sales and franchise tax	436	529
Professional fees	626	463
Other	722	739
	$4,184	$5,351

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

Index

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2011	$613
Warranty expense	294
Warranty charges incurred	(351)
Balance at March 31, 2012	$556
Warranty liability included in accrued expenses	$524
Long-term warranty liability	32
Balance at March 31, 2012	$556

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

Index

3.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011

Net loss	$(1,147)	$(1,066)
Basic and diluted:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	84,829	79,848

Basic and diluted net loss per share	$(0.01)	$(0.01)

Common stock equivalents that were not included in the calculation because the option price was greater than the average market price of the common shares or the net loss would cause the effect of the options to be anti-dilutive:

Employee stock options	9,659	9,969
Restricted stock units	1,022	-
	10,681	9,969

There were no restricted stock units outstanding at March 31, 2011. As of March 31, 2012 and 2011, respectively, there was no common stock subject to repurchase.

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

The fair value of our cash equivalents, which are primarily invested in money-market funds, was determined using the following inputs as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012
	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money-market funds	$3,092	$—	$—	$3,092
Total	$3,092	$—	$—	$3,092
Amounts included in:
Cash and cash equivalents	$3,092	$—	$—	$3,092
Short-term investments	—	—	—	—
Total	$3,092	$—	$—	$3,092

December 31, 2011
	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money-market funds	$3,093	$—	$—	$3,093
Total	$3,093	$—	$—	$3,093
Amounts included in:
Cash and cash equivalents	$3,093	$—	$—	$3,093
Short-term investments	—	—	—	—
Total	$3,093	$—	$—	$3,093

For cash and cash equivalents, marketable securities, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments.

5.	Guarantees

In certain geographical regions, particularly Europe and Africa, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our delivery or product warranty obligations. We secure these guarantees with standby letters of credit through our bank. At March 31, 2012 and December 31, 2011, we had $2,426 and $446, respectively, of performance guarantees outstanding to customers that were secured with letters of credit.

Index

6.	Stockholders’ Equity

In March 2012 we sold approximately 14.3 million shares of common stock at a purchase price of $0.68 per share, for proceeds, net of fees and expenses, of approximately $9.6 million, in an offering made under a shelf registration statement that we had filed with the Securities and Exchange Commission and that had been declared effective in December 2009. The proceeds from this offering will be used by us to help fund our working capital requirements during 2012 and for general corporate purposes.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2011 Annual Report on Form 10-K and in Part II, Item 1A of this Form 10-Q for a discussion of items that may affect our future results.

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

We have sold our patented flywheel-based uninterruptible power supply (“UPS”) systems since 1999. As of March 31, 2012, we have shipped more than 3,300 flywheels in UPS system installations, delivering more than 825 megawatts of power to customers in 42 countries around the world with more than 110 million runtime hours of operation.

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

Our success with containerized CPS solutions enabled us to work with our partners to develop other power infrastructure solutions. We design and build enclosures that have a fully built out interior – including electrical, cooling, monitoring and other elements – ready for the customer to add their IT racks and servers. Once the customer adds their IT equipment to our infrastructure solution, they have a functional modular data center. These products can be deployed rapidly and at a lower cost than traditional brick-and-mortar solutions and are optimally suited for hyper-scale IT and cloud applications.

We are headquartered in Austin, Texas, with international offices in the United Kingdom, Germany, and China.

We continue to develop client relationships by selling directly and through our network partners. Specifically, we bring products to market through the following distribution methods:

•	sales made directly by us;
•	manufacturer’s representatives;
•	distributors;
•	OEM partners; and
•	strategic IT partners

We believe a number of underlying macroeconomic trends place Active Power in a strong position to be one of the leading providers of critical power protection. These trends include:

•	increasing business costs of downtime;
•	a rapidly expanding need for data center infrastructure
•	ever-increasing demands placed on the public utility infrastructure;
•	an inadequate investment in global utility infrastructure;
•	rising costs of energy worldwide driven by volume of energy used; and
•	an increasing demand for economically green solutions.

Index

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

Active Power has developed and implemented a go-to-market strategy to set the direction for our sales and marketing initiatives and plans around the following components:

•	Customer: Data Center Applications Across Vertical Markets
•	Distribution: Partner Enabled Distribution Strategy Transacted Locally
•	Geography: 9 Global Markets around 4 Centers of Operation
•	Products: Continuous Power and Infrastructure Solutions
•	Value: Ingenious Efficient, Reliable, Green Solutions

As a result of this strategy, we have been successful in growing our revenue, improving our operating performance, broadening our global footprint, diversifying our customer base, broadening our sales channels and partners, and moving higher up the customer value chain with innovative developments of our core underlying product technology.

Index

Results of Operations

	Three Months ended March 31,				Variance 2012 vs. 2011
($ in thousands)	2012	% of total revenue	2011	% of total revenue	$	%
Product revenue	$16,406	83%	$14,738	85%	$1,668	11%
Service and other revenue	3,392	17%	2,591	15%	801	31%
Total revenue	19,798	100%	17,329	100%	2,469	14%
Cost of product revenue	11,996	61%	10,522	61%	1,474	14%
Cost of service and other revenue	2,495	13%	2,097	12%	398	19%
Total cost of goods sold	14,491	73%	12,619	73%	1,872	15%
Gross profit	5,307	27%	4,710	27%	597	13%
Operating expenses:
Research and development	1,288	7%	921	5%	367	40%
Selling and marketing	3,547	18%	3,470	20%	77	2%
General and administrative	1,544	8%	1,368	8%	176	13%
Total operating expenses	6,379	32%	5,759	33%	620	11%
Operating loss	(1,072)	(5)%	(1,049)	(6)%	23	2%
Interest expense, net	(114)	(1)%	(33)	—	81	245%
Other income (expense), net	39	—	16	—	23	144%
Net loss	$(1,147)	(6)%	$(1,066)	(6)%	$81	8%

Product revenue. Product revenue primarily consists of sales of our CleanSource power quality products, CPS and other data center infrastructure solutions. Our CleanSource power quality products are comprised of both UPS and DC product lines and our CPS are comprised of our UPS systems and some combination of third party ancillary equipment, such as engine generators and switchgear. The CPS products may be sold in a containerized solution that we call PowerHouse, or as separate equipment. Our infrastructure solutions provide power distribution, cooling capabilities, security systems, fire suppression and monitoring capabilities for our IT channel partners. Our product revenue was derived from the following sources:

Index

($ in thousands)	Three Months Ended March 31,		Variance
	2012	2011	$	%
Product revenue:
UPS product revenue	$4,216	$9,315	$(5,099)	(55)%
Continuous Power Systems	4,931	4,672	259	6%
Infrastructure solutions	7,259	751	6,508	867%
Total product revenue	$16,406	$14,738	$1,668	11%

Product revenue for the three-month period ended March 31, 2012 increased approximately $1.7 million, or 11%, compared to the same period of 2011.  This increase is primarily attributable to an increase in sales of data center infrastructure solutions revenues, as our solutions have gained market acceptance.  Sales related to our infrastructure solutions and CPS products are generally larger in value and are purchased by fewer customers relative to our UPS products. Sales related to our infrastructure solutions comprised 44% of our product revenue for the first quarter of 2012 compared to 5% for the first quarter of 2011, and sales related to our CPS products comprised 30% of our product revenue for the first quarter of 2012 compared to 32% for the first quarter of 2011.  Due to the small number of customers and large order values, the amount of revenues from our CPS and infrastructure solutions can fluctuate materially between quarters based on the timing of product shipments.  Sales of our UPS products decreased by 55% from the first quarter of 2011 primarily due to the absence of large UPS installations this quarter compared to our customer mix in the first quarter of 2011 and from lower sales from our OEM partners.

Product revenue increased 11%, compared to the fourth quarter of 2011 due to an increase in our infrastructure solutions and CPS products revenue . This increase compares to a 10% decrease in product revenue in the first quarter 2011 as compared to the fourth quarter of 2010, primarily due to the timing of  infrastructure solutions and CPS products revenue, UPS product revenue decreased in the first quarters of 2011, as is typical in the first quarter. The UPS industry in general, and our business in particular, traditionally has experienced a seasonal decline in revenue during the first calendar quarter of each year.

Product sales from our OEM channels for the three-month period ended March 31, 2012  decreased by approximately $4.3 million, or 80%, compared to the first quarter of 2011 and  were approximately $141,000 or 12% lower compared to the fourth quarter of 2011. The first quarter of 2011 OEM revenue included several multi-megawatt UPS installations in Europe that resulted in significant revenue that period.   The size and volume of orders from our OEM channels can fluctuate significantly on a quarterly basis and in 2012 we have seen fewer, but larger value transactions from our OEM channel.  We have supported our OEM partners’ efforts to sell total solutions to their customers that include generators and switchgear that they manufacture along with our UPS systems as a total solution. If our OEM partners are successful with this strategy, we believe that it will help drive an increase in our UPS product revenue. However, as our OEM partners sell more solutions, the quarterly volume of revenue becomes more variable. Sales to Caterpillar, our primary OEM channel, represented 6% of our product revenue for the three-month period ended March 31, 2012 compared to 36% of our product revenue in the first quarter of 2011. Caterpillar remains one of our largest customers as well as our largest OEM customer.

Our CPS and infrastructure solutions transactions tend to be larger in value and from a smaller number of customers compared to sales of our UPS products. This smaller number of customers with greater transaction value can contribute to large quarterly fluctuations in revenue from each product family, due to the timing of orders or shipments in any particular accounting period. The size of these transactions has been increasing and individual CPS and infrastructure transactions have been as high as $6 million in 2011. A small number of transactions can therefore lead to significant revenue, but cause greater volatility in our quarterly results and increase liquidity risk for us as we continue to refine and improve the payment terms of these opportunities as part of our working capital management.

The first quarter of 2012 saw a $7.1 million, or 365%, increase in product revenue from our IT channel compared to the first quarter of 2011. This increase was primarily due to the sale of infrastructure solutions for one of our IT channel partners for them to re-sell to end users in conjunction with sales of the partner’s IT and computing products.

North America revenues represented 64% of our product revenue for the three-month period ended March 31, 2012, compared to 53% for the same period in 2011 and 62% of product revenue in the three-month period ended December 31, 2011.

We also sell products directly to customers in Asia and Western Europe and we have a network of international distributors in other territories that sell products for us. In these markets, customers are more likely to purchase a total power solution from us rather than a stand-alone UPS system. This usually results in a longer selling cycle and makes quarterly results from these regions more volatile. Thus the amount of revenue from our international markets can fluctuate significantly on a quarterly basis. Product sales to customers in Asia represented 9% of our product revenue in the three-month period ended March 31, 2012, compared to 1% for the first quarter of 2011 and 14% of product revenue in the fourth quarter of 2011. Product sales in EMEA represented 26% of product revenue in the three-month period ended March 31, 2012, compared to 46% for the first quarter of 2011 and 24% of product revenue in the fourth quarter of 2011. These fluctuations are primarily attributable to variations in sales of our CPS products in each region in the relevant periods and illustrate the impact of larger orders from fewer customers on quarterly revenue for each of these regions.

Index

Product sales of Active Power branded products through our direct and manufacturer’s representative channels were 39% of our product revenue for the three-month period ended March 31, 2012, compared to 51% in the first quarter of 2011, and 39% of our product revenue for the fourth quarter of 2011. As direct sales typically have higher profit margins than sales through our OEM channels, we will continue to focus on our direct sales channel to increase revenue and improve profit margins and to decrease our dependency upon our OEM channel. We believe sales of our Active Power branded products in markets that are not covered by our OEMs will continue to increase over time and will continue to become a larger percentage of our total revenue.

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

Service and other revenue increased by approximately $801,000, or 31%, for the three-month period ended March 31, 2012, compared to the first quarter of 2011. These increases reflect higher levels of service and contract work from direct product sales and from higher professional fees associated with PowerHouse and other CPS sales. For these CPS customers, we provide a full power solution, including design services, site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user, often including maintenance services.  We had increased service revenues from maintenance contracts and repair-related activities as our increasing installed base of UPS customers provides greater opportunities to generate such revenues. Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers, so these revenue opportunities do not typically exist for us on our OEM sales. We anticipate that service and other revenue will continue to grow with product revenue, particularly as our PowerHouse system revenue grows and as our installed base of UPS product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products, ancillary equipment that is sourced from external suppliers, personnel, equipment and other costs associated with our assembly and test operations, depreciation of our manufacturing property and equipment, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total product revenue was 73% for the three-month period ended March 31, 2012, compared to 71% for the same period in 2011. These increases in costs as a percentage of revenue reflect higher levels of unabsorbed overhead costs attributable to a lower level of UPS system production. We continue to operate a manufacturing facility that has a manufacturing and testing capacity significantly greater than our current product revenue levels. A large portion of the costs involved in operating this manufacturing facility are fixed in nature and we can incur up to $600,000 in unabsorbed overhead each quarter depending on the level of UPS system production. We continue to work on reducing our product costs through design enhancements and modifications, vendor management programs and increasing our sales volume to absorb these expenses.

Cost of service and other revenue. Cost of service and other revenue includes the cost of component parts that we use in service or sell as spare parts, as well as labor and overhead costs of our service organization, including travel and related costs incurred in fulfilling our service obligations to our customers. Costs paid to third parties in fulfillment of service and design or installation services are also included in costs of service and other revenue. The cost of service and other revenue decreased to 74% of service and other revenue in the three-month period ended March 31, 2012, compared to 81% for the same period of 2011. The decrease in the current quarter reflects higher utilization of our service personnel and improved margins on the professional service work we perform for CPS and infrastructure systems installation. We have also had higher costs relative to the increase in service and other revenues as we have continued to expand our service team as we broaden the geographic regions where we have service capability as our total business grows. The utilization of our service personnel will also be affected by the number of PowerHouse and infrastructure solution products implemented in a particular period, and in periods where we have a low number of installation projects we would expect our costs as a percentage of revenue to increase. A large portion of the costs involved in operating our service organization are fixed in nature and we incur approximately $300,000 to $600,000 in unabsorbed overhead each quarter. We continue to work on reducing our service overhead through better utilization of our service employees and cost control measures. This infrastructure also means that we can leverage this investment and grow our service capabilities substantially by adding direct technical labor only as required.

Index

Gross profit. For the three-month period ended March 31, 2012 our gross profit margin was 27% of revenue, compared to a 27% gross profit margin for the first quarter of 2011, and a 20% gross profit margin for the fourth quarter of 2011. The improvement from the previous quarter reflects improved margins on our UPS business and improved execution and pricing on manufacturing and delivery of our CPS and infrastructure solutions. Historically our CPS and infrastructure products have generated lower margins for us than sales of our UPS product because they include a higher proportion of third party ancillary equipment. Our ability to improve our gross profit will depend, in part, on our ability to continue to reduce material costs, improve our sales channel mix, increase sales of higher margin products such as our UPS products, increase product prices, improve our professional service margins through pricing and operating efficiency, and increase our total revenues to a level that will allow us to improve the utilization of our manufacturing and service operations.

Research and development. Research and development expense primarily consists of compensation and related costs for employees engaged in research, development and engineering activities, third party consulting and product development activities, as well as an allocated portion of our occupancy costs. Overall, our research and development expenses were approximately $367,000, or 40%, higher in the first quarter of 2012 compared to the first quarter of 2011 and were $172,000, or 12%, lower than the fourth quarter of 2011. We are currently developing a new generation of UPS product that we believe will offer greater power modularity and space efficiencies especially as we target the larger power market segments.   We have increased headcount to support this new product development and to support new infrastructure and UPS products that we believe will contribute to future revenue growth for us. We believe research and development expenses in the second quarter of 2012 will remain at similar levels to those recorded in the first quarter of 2012.

Index

Selling and marketing. Selling and marketing expense primarily consists of compensation, including variable sales compensation, and related costs for sales and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs and the cost of our foreign sales operations. Selling and marketing costs were approximately $77,000, or 2%, higher in the first quarter of 2012 compared to the first quarter of 2011 and increased approximately $132,000, or 4%, from the fourth quarter of 2011 primarily from continued investment in our sales organization size. We believe that sales and marketing expenses during the remainder of 2012 will remain at similar levels to those recorded in the first quarter of 2012, except for changes in variable selling expenses that are based on fluctuations in total revenue and gross profit margins.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including sales, property and franchise taxes. General and administrative expenses for the first quarter of 2012 increased approximately $176,000, or 13%, compared to the same period in 2011 due to higher headcount and professional services fees, and decreased by approximately $603,000, or 28%, as compared to the fourth quarter of 2011 due to approximately $830,000 of costs we incurred during the fourth quarter of 2011 relating to separation of employment and for costs incurred in hiring a new Chief Executive Officer.

Interest expense, net. Net interest expense has increased from approximately $33,000 in the first quarter of 2011 to approximately $114,000 in the first quarter of 2012, or by 245%. We incurred higher interest expense as we had a larger average outstanding balance on our revolving credit facility. Our average cash and investments balance over the three-month period ending March 31, 2012 has decreased by $532,000, or 4%, compared to the average balance over the same period ending March 31, 2011. The lower cash balances and lower interest rate environment resulted in a decrease in interest income.

Other income (expense), net. Other income (expense) in the first quarter of 2012 and 2011 reflects foreign exchange gains (losses) on a bank account held in foreign currencies by our subsidiary company.

Liquidity and Capital Resources

Our primary sources of liquidity at March 31, 2012 are our cash and investments on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect that we have adequate capital resources in order to continue operating our business for at least the next 12 months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2012 and beyond or significantly affect our level of liquidity, which may limit our opportunity to pursue certain opportunities to grow our business.

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

Index

The following table summarizes the quarterly changes in cash used in operating activities:

($ in thousands)	Three months ended March 31,		Variance 2012 vs. 2011
	2012	2011	$	%
Cash used in operating activities	$(1,904)	$(2,757)	$853	31%

Cash used in operating activities decreased by $853,000 in the three-month period ended March 31, 2012 compared to the same period of 2011. This was primarily due to changes in our working capital requirements caused by the timing of product shipments to our customers. This timing of large orders can cause large fluctuations in the amount of cash required for operations on a quarterly basis.

The fluctuations in working capital are impacted by the timing of product order and shipment. In the first quarter of 2012, we saw a $1.1 million decrease in inventory as our work-in-progress levels declined. Our receivables increased by $4.4 million over the quarter, reflecting the higher revenue levels and a higher proportion of revenues that were recognized towards the end of the reporting period compared to the first quarter of 2011. Restricted cash increased $1.0 million over the first quarter of 2012, due to a secured performance guarantee given to a customer in connection with a future order. Upon delivery of product to the customer, the guarantee will lapse and the restriction on these funds will be released. Our accounts payable increased $1.4 million since December 31, 2011, but we have seen large fluctuations in the balance of accounts payable as we receive large power and infrastructure orders, and lengthened timing of payments from our customers. Accrued expenses decreased by $1.2 million since December 31, 2011, reflecting payments of annual incentive compensation. These uses of funds were offset by an increase in deferred revenue of $3.3 million since December 31, 2011, which primarily reflects the receipt of customer deposits and advance payments related to the timing of our large CPS and infrastructure projects. We anticipate that cash provided by (used in) operations will fluctuate significantly based upon the volume and size of our CPS and infrastructure solutions sold and by the timing of product delivery relative to our reporting periods, and that such volatility in sources and uses of funds will continue as our CPS and infrastructure solutions businesses continue to grow.

The following table summarizes the quarterly changes in cash used in investing activities:

($ in thousands)	Three months ended March 31,		Variance 2012 vs. 2011
	2012	2011	$	%
Cash used in investing activities	$(495)	$(326)	$(169)	(52)%

Investing activities primarily consist of purchases of property and equipment. Capital expenditures were $495,000 in the three-month period ending March 31, 2012, compared to approximately $326,000 in the same period of 2011, as we invested in multiple demonstration CPS systems in Asia and Europe, and as we commenced tooling for our next generation UPS product.

The following table summarizes the quarterly changes in cash provided by financing activities:

($ in thousands)	Three months ended March 31,		Variance 2012 vs. 2011
	2012	2011	$	%
Cash provided by financing activities	$10,048	$1,129	8,919	790%

Funds provided by financing activities during the three months ended March 31, 2012 primarily reflect the sale of common stock pursuant to which we sold approximately 14.3 million shares of common stock at a purchase price of $0.68 per share, for proceeds, net of fees and expenses, of approximately $9.6 million, and from proceeds from the exercise of employee stock options.

The shares were sold pursuant to a prospectus included in our shelf registration statement on Form S-3 dated November 24, 2009, as amended on December 17, 2009 (Registration No. 333-163301), which was declared effective by the Securities and Exchange Commission (the “SEC”) on December 21, 2009, as supplemented by a prospectus supplement dated March 7, 2012 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Offering”).  No discounts or placement agent fees were payable in connection with the Offering, and we expect to use the proceeds from the Offering for working capital requirements and general corporate purposes.

Index

In connection with the Offering, we also entered into a Side Letter Agreement with Kinderhook Partners, LP pursuant to which Kinderhook Partners, LP was granted the right to designate one member of our board of directors. We are obligated to use our reasonable best efforts to cause to be appointed any designee of Kinderhook Partners, LP to the board of directors within 10 days after we receive written notice of such designation (the “Side Letter”).  Until such designee has been appointed to our board of directors, we will invite a representative of Kinderhook Partners, LP to attend all meetings of our board of directors in a nonvoting observer capacity.

We  have also entered into a Resale Registration Rights Agreement (the “Rights Agreement”) pursuant to which we are obligated to prepare promptly and file with the SEC as soon as practicable, but in no event later than May 1, 2012, a Registration Statement on Form S-3 (or, if Form S-3 is not then available, on such form of Registration Statement as is then available to effect a registration of all of the shares) covering the resale of shares of Common Stock held by Kinderhook Partners LP.  If the registration statement is not declared effective by July 3, 2012, then we will be obliged to pay a certain amount in liquidated damages.  All expenses incurred by us in connection with registrations, filings or qualifications pursuant to the Rights Agreement will be borne by us.

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

Our international sales were historically made in U.S. dollars. As we have increased sales in foreign markets and opened operations in multiple foreign countries, we have executed more transactions that are denominated in other currencies, primarily Euro and British pounds. Those sales and expenses in currencies other than U.S. dollars can result in translation gains and losses which have not been significant to date. Currently, we do not engage in hedging activities for our international operations other than an increasing the amount of sales and support expenses being incurred in foreign currencies as a natural hedge. However, recent volatility in currencies, particularly with the pound and Euro, is increasing the amount of potential translation gains and losses and we may engage in hedging activities in the future to mitigate the risks caused by such currency volatility.

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 1A, “Risk Factors.” Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

You should carefully consider the risks described below and in Item 1A of our 2011 Annual Report on Form 10-K before making a decision to invest in our common stock or in evaluating Active Power and our business. The risks and uncertainties described below and in our 2011 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

Index

The actual occurrence of any of the risks described below and in our 2011 Annual Report on Form 10-K could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

Our increased emphasis on larger and more complex system solutions and customer concentration may affect our ability to accurately predict the timing of revenues and to meet short-term expectations of operating results.

Our increased emphasis on larger and more complex system solutions has increased the effort and time required by us to complete sales to customers. Further, a larger portion of our quarterly revenue is derived from relatively few large transactions with relatively few customers. For example, during the three months ended March 31, 2012, our three largest customers contributed 71% of our revenue. Any delay in completing these large sales transactions or reduction in the number of customers or large transactions, may result in significant fluctuations in our quarterly revenue. Further, we use anticipated revenues to establish our operating budgets and a large portion of our expenses, particularly rent and salaries are fixed in the short term. As a result, any shortfall or delay in revenue could result in increased losses and would likely cause our operating results to be below public expectations. The occurrence of any of these events would likely materially adversely affect our results of operations and likely cause the market price of our common stock to decline.

We are significantly dependent on our relationships with Hewlett Packard and Caterpillar. If these relationships are unsuccessful, for whatever reason, our business and financial prospects would likely suffer.

Caterpillar including its dealer network is our primary OEM customer and our largest single customer for our flywheel-based products. Caterpillar and its dealer network accounted for 24%, 19%, 16% and 7% of our revenue in 2009, 2010, 2011, and the three months ended March 31, 2012, respectively. HP is our largest IT channel partner and accounted for 12%, 25%, 36% and 52% of our revenue in 2009, 2010, 2011 and the three months ended March 31, 2012, respectively. A number of factors could cause these customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays or changes in their product offerings or securing other sources for the products that we manufacture, or developing such products internally.  If our relationships with HP or with Caterpillar are not successful or suffers a material adverse change, such as a material reduction in the level of orders or their failure to timely pay us, our business and operating results would likely suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits.

The following documents are filed as exhibits to this report:

3.1	Restated Certificate of Incorporation, dated June 7, 2006

3.2	Second Amended and Restated Bylaws as adopted February 1, 2007

3.3	Amendment to Second Amended and Restated Bylaws as adopted December 6, 2007

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946)

4.2*	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1	.Severance Benefits Agreement, dated March 1, 2012, between Active Power, Inc. and J. Douglas Milner

10.2	Offer Letter, dated February 20, 2012, between Active Power, Inc. and J. Douglas Milner.

10.3 *
Securities Purchase Agreement dated March 7, 2012 between Active Power, Inc. and the Purchasers (as defined therein) (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K filed on March 8, 2012)

10.4*	Side Letter Agreement dated March 7, 2012 between Active Power, Inc. and Kinderhook Partners, L.P. (filed as Exhibit 10.2 to Active Power’s Current Report on Form 8-K filed on March 8, 2012)

10.5*
Resale Registration Rights Agreement dated March 7, 2012 between Active Power, Inc. and Kinderhook Partners, L.P. (filed as Exhibit 10.3 to Active Power’s Current Report on Form 8-K filed on March 8, 2012)

10.6+	Purchase Agreement, effective as of June 1, 2011, between Active Power, Inc. and Caterpillar Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

101
The following financial statements from the Active Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

____________________________
*	Incorporated by reference to the indicated filing.
+	Confidential treatment has been requested with respect to certain portions of this exhibit.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

April 30, 2012	/s/ J. Douglas Milner
(Date)	J. Douglas Milner
President and Chief Executive Officer (Principal Executive Officer)

April 30, 2012	/s/ John K. Penver
(Date)	John K. Penver
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)