Form 10-Q
period 2012-06-30
ACTIVE POWER INC
filed 2012-08-03
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of common stock, par value of $0.001 per share, outstanding at July 30, 2012 was 95,407,631.

ACTIVE POWER, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,624	$10,357
Restricted cash	1,380	389
Accounts receivable, net of allowance for doubtful accounts of $399 and $337 at June 30, 2012 and December 31, 2011, respectively	17,088	11,163
Inventories	8,925	9,439
Prepaid expenses and other	2,317	414
Total current assets	44,334	31,762
Property and equipment, net	3,048	2,861
Deposits and other	405	404
Total assets	$47,787	$35,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,127	$4,757
Accrued expenses	4,428	5,351
Deferred revenue	3,722	2,366
Revolving line of credit	5,535	5,535
Total current liabilities	20,812	18,009
Long-term liabilities	834	726
Stockholders’ equity:
Common stock	95	80
Treasury stock	(125)	(115)
Additional paid-in capital	287,835	277,023
Accumulated deficit	(261,552)	(260,895)
Other accumulated comprehensive income (loss)	(112)	199
Total stockholders’ equity	26,141	16,292
Total liabilities and stockholders’ equity	$47,787	$35,027

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Product revenue	$17,481	$16,156	$33,887	$30,894
Service and other revenue	4,178	3,059	7,570	5,650

Total revenue	21,659	19,215	41,457	36,544

Cost of goods sold:
Cost of product revenue	11,358	11,991	23,354	22,513
Cost of service and other revenue	2,529	2,591	5,024	4,688

Total cost of goods sold	13,887	14,582	28,378	27,201

Gross profit	7,772	4,633	13,079	9,343

Operating expenses:
Research and development	1,432	1,086	2,720	2,007
Selling and marketing	3,897	3,400	7,444	6,870
General and administrative	1,940	1,435	3,484	2,803

Total operating expenses	7,269	5,921	13,648	11,680

Operating profit (loss)	503	(1,288)	(569)	(2,337)

Interest expense, net	(52)	(48)	(166)	(81)
Other income (expense), net	39	(58)	78	(42)

Net income (loss)	$490	$(1,394)	$(657)	$(2,460)
Net income (loss) per share, basic	$0.01	$(0.02)	$(0.01)	$(0.03)
Net income (loss) per share, diluted	$0.01	$(0.02)	$(0.01)	$(0.03)

Shares used in computing net income (loss) per share, basic	95,470	80,045	90,179	79,934
Shares used in computing net income (loss) per share, diluted	95,965	80,045	90,179	79,934

Comprehensive income (loss):
Net income (loss)	$490	$(1,394)	$(657)	$(2,460)
Translation gain (loss) on subsidiaries denominated in foreign currencies	(347)	299	(311)	609

Comprehensive income (loss)	$143	$(1,095)	$(968)	$(1,851)

Index

Active Power, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(657)	$(2,460)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	647	700
Change to allowance for doubtful accounts	62	(28)
Unrealized gain on marketable securities	—	(11)
(Gain) Loss on disposal of fixed assets	27	(2)
Stock-based compensation	773	722
Changes in operating assets and liabilities:
Restricted cash	(991)	—
Accounts receivable	(5,987)	(3,069)
Inventories	514	(5,621)
Prepaid expenses and other assets	(1,904)	16
Accounts payable	2,370	4,973
Accrued expenses	(923)	(2,194)
Deferred revenue	1,356	(193)
Long-term liabilities	108	133
Net cash used in operating activities	(4,605)	(7,034)

Investing activities

Purchases of property and equipment	(861)	(1,284)
Net cash used in investing activities	(861)	(1,284)

Financing activities
Proceeds from private placement of common stock	9,750	—
Issuance costs of private placement	(187)	—
Proceeds from draw on revolving line of credit	2,017	3,000
Payments on revolving line of credit	(2,017)	—
Proceeds from employee stock purchases	491	258
Purchases of treasury stock	(10)	(12)
Net cash provided by financing activities	10,044	3,246

Translation gain (loss) on subsidiaries in foreign currencies	(311)	609

Change in cash and cash equivalents	4,267	(4,463)
Cash and cash equivalents, beginning of period	10,357	15,416
Cash and cash equivalents, end of period	$14,624	$10,953

See accompanying notes.

Index

Active Power, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
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

Restricted Cash

Restricted cash balance of $1.4 million as of June 30, 2012 consists of secured performance and deposit guarantees given to customers. Upon satisfaction of these guarantees, the restriction on these funds will be released.

Receivables

Accounts receivable consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Trade receivables	$17,487	$11,500
Allowance for doubtful accounts	(399)	(337)
	$17,088	$11,163

Index

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$7,566	$6,493
Work in process	1,751	3,085
Finished goods	838	1,680
Allowances for obsolescence	(1,230)	(1,819)
	$8,925	$9,439

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Equipment	$9,996	$9,980
Demonstration units	2,123	1,345
Computers and purchased software	4,148	4,029
Furniture and fixtures	370	369
Leasehold improvements	7,623	7,425
Construction in progress	602	1,107
	24,862	24,255
Accumulated depreciation	(21,814)	(21,394)
	$3,048	$2,861

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Compensation and benefits	$2,446	$3,037
Warranty liability	554	583
Property, income, state, sales and franchise tax	229	529
Professional fees	405	463
Other	794	739
	$4,428	$5,351

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. Occasionally we offer longer warranty periods to certain customers. The warranty period for products sold to our primary OEM customer, Caterpillar, is 12 months from the date of shipment to the end-user, or up to 36 months from shipment to Caterpillar. This is dependent upon Caterpillar complying with our storage requirements for our products in order to preserve this warranty period beyond the standard 18-month limit. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is included in accrued expenses and long-term liabilities on the accompanying consolidated balance sheet.

Index

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2011	$613
Warranty expense	607
Warranty charges incurred	(617)
Balance at June 30, 2012	$603
Warranty liability included in accrued expenses	$554
Long-term warranty liability	49
Balance at June 30, 2012	$603

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

Index

3.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$490	$(1,394)	$(657)	$(2,460)
Denominator:
Weighted-average shares of common stock outstanding	95,470	80,045	90,179	79,934
Dilutive effect of employee stock options and restricted stock awards	495	—	—	—
Weighted average shares for diluted net income per share	95,965	80,045	90,179	79,934
Basic net income (loss) per share	$0.01	$(0.02)	$(0.01)	$(0.03)
Diluted income (loss) per share:	$0.01	$(0.02)	$(0.01)	$(0.03)

Common stock equivalents that were not included in the calculation because the option or restricted stock unit price was greater than the average market price of the common shares or the net loss would cause the effect of the options to be anti-dilutive:

Employee stock options	9,672	10,135	9,672	10,135
Restricted stock units	1,066	-	1,066	-

	10,738	10,135	10,738	10,135

There were no restricted stock unit awards outstanding at June 30, 2011. As of June 30, 2012 and 2011, respectively, there was no common stock subject to repurchase.

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

The fair value of our cash equivalents, which are primarily invested in money-market funds, was determined using the following inputs as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012
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

In certain geographical regions, particularly Europe and Africa, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our delivery or product warranty obligations. We secure these guarantees with standby letters of credit through our bank. At June 30, 2012 and December 31, 2011, we had $2,286 and $446, respectively, of performance guarantees outstanding to customers that were secured with letters of credit.

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

We have sold our patented flywheel-based uninterruptible power supply (“UPS”) systems since 1999. As of June 30, 2012, we have shipped more than 3,400 flywheels in UPS system installations, delivering more than 825 megawatts of power to customers in 42 countries around the world with more than 131 million runtime hours of operation.

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

We have leveraged our success with containerized CPS solutions to work with our partners to develop and manufacture containerized infrastructure solutions. These solutions serve as the infrastructure for containerized data center products which are self-contained fully functioning data centers. We design and build enclosures that have a fully built out interior – including electrical, cooling, monitoring and other elements – ready for the customer to add their IT racks and servers. Once the customer adds their IT equipment to our infrastructure solution, they have a functional modular data center. These industry emerging products can be deployed rapidly and at a lower cost than traditional brick-and-mortar solutions and are optimally suited for hyper-scale IT and cloud applications.

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

We believe a number of underlying macroeconomic trends place Active Power in a strong position to be one of the leading providers of critical power protection. These trends include:

●	increasing business costs of downtime;
●	a rapidly expanding need for data center infrastructure
●	ever-increasing demands placed on the public utility infrastructure;

Index

●	an inadequate investment in global utility infrastructure;
●	rising costs of energy worldwide driven by volume of energy used; and
●	an increasing demand for economically green solutions.

We have evolved significantly since the company was founded in 1992.  Our early focus was on research and development of the core products that continue to enable the business today.  Over the past several years, we have focused our efforts on brand, markets, and channels of distribution.  The technological foundation of Active Power has yielded more than 100 worldwide patents and a highly differentiated, cost-efficient product platform that we have evolved into an expanding suite of infrastructure solutions. As we go forward, it is critical for us to focus on both developing technology to maintain and grow our leadership position and building channels of distribution to have more avenues into the market.

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

In line with our ongoing efforts to improve margins and operational efficiency, we have been evaluating ways to fine tune our fixed cost position. As a result, we have recently executed cost savings measures that we expect to yield annualized savings of about $1.8 million, with a one-time restructuring charge of approximately $350,000 in the third quarter of 2012. We believe these prudent measures will ensure we are making appropriate investments for the future while also aligning our overhead to support consistent and profitable growth.

Index

Results of Operations

	Three Months ended June 30,				Variance 2012 vs. 2011
($ in thousands)	2012	% of total revenue	2011	% of total revenue	$	%
Product revenue	$17,481	81%	$16,156	84%	$1,325	8%
Service and other revenue	4,178	19%	3,059	16%	1,119	37%
Total revenue	21,659	100%	19,215	100%	2,444	13%
Cost of product revenue	11,358	52%	11,991	63%	(633)	(5)%
Cost of service and other revenue	2,529	12%	2,591	13%	(62)	(2)%
Total cost of goods sold	13,887	64%	14,582	76%	(695)	(5)%
Gross profit	7,772	36%	4,633	24%	3,139	68%
Operating expenses:
Research and development	1,432	7%	1,086	6%	346	32%
Selling and marketing	3,897	18%	3,400	18%	497	15%
General and administrative	1,940	9%	1,435	7%	505	35%
Total operating expenses	7,269	34%	5,921	31%	1,348	23%
Operating profit (loss)	503	2%	(1,288)	(7)%	1,791	139%
Interest expense, net	(52)	—	(48)	—	(4)	(8)%
Other income (expense), net	39	—	(58)	—	97	167%
Net income (loss)	$490	2%	$(1,394)	(7)%	$1,884	135%

($ in thousands)	Six months ended June 30,				Variance 2012 vs. 2011
	2012	% of total revenue	2011	% of total revenue	$	%
Product revenue	$33,887	82%	$30,894	85%	$2,993	10%
Service and other revenue	7,570	18%	5,650	15%	1,920	34%
Total revenue	41,457	100%	36,544	100%	4,913	13%
Cost of product revenue	23,354	56%	22,513	61%	841	4%
Cost of service and other revenue	5,024	12%	4,688	13%	336	7%
Total cost of revenue	28,378	68%	27,201	74%	1,177	4%
Gross profit	13,079	32%	9,343	26%	3,736	40%
Operating expenses:
Research and development	2,720	7%	2,007	5%	713	36%
Selling and marketing	7,444	18%	6,870	19%	574	8%
General and administrative	3,484	8%	2,803	8%	681	2	4%
Total operating expenses	13,648	33%	11,680	32%	1,968	17%
Operating loss	(569)	(1)%	(2,337)	(6)%	1,768	76%
Interest expense, net	(166)	—	(81)	—	(85)	(105)%
Other income (expense), net	78	—	(42)	—	120	286%
Net loss	$(657)	(1)%	$(2,460)	(6)%	$1,803	73%

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

Index

($ in thousands)	Three Months Ended June 30,		Variance
	2012	2011	$	%
Product revenue:
UPS product revenue	$9,553	$5,458	$4,095	75%
Continuous Power Systems	-	8,399	(8,399)	(100)%
Infrastructure solutions	7,928	2,299	5,629	245%
Total product revenue	$17,481	$16,156	$1,325	8%

($ in thousands)	Six Months Ended June 30,		Variance
	2012	2011	$	%
Product revenue:
UPS product revenue	$13,769	$14,773	$(1,004)	(7)%
Continuous Power Systems	4,931	13,071	(8,140)	(62)%
Infrastructure solutions	15,187	3,050	12,137	398%
Total product revenue	$33,887	$30,894	$2,993	10%

Product revenue for the three-month period ended June 30, 2012 increased by approximately $1.3 million, or 8%, compared to the same period of 2011.  This increase is primarily attributable to an increase in sales of data center infrastructure solutions , as our solutions have gained market acceptance, and from an increase in sales of our UPS products. Sales related to our infrastructure solutions comprised 45% of our product revenue for the second quarter of 2012, compared to 14% for the second quarter of 2011. Due to timing of customer projects, there were no sales of our CPS products in the second quarter of 2012 as compared to CPS product sales of $8.4 million, or 52%, of our product revenue in the second quarter of 2011.  Due to the small number of customers and large order values, the amount of revenue from our CPS and infrastructure solutions can fluctuate materially between quarters based on the timing of product shipments and we would expect continued large fluctuations in quarterly revenue from each of these product lines. UPS product sales comprised 55% of our product revenue for the second quarter of 2012, as compared to 34% for the second quarter of 2011. Sales of our UPS products for the second quarter of 2012 increased by 75% from the second quarter of 2011. This increase was primarily due to large UPS installations in the second quarter of 2012 in Europe, the Middle East and Africa (“EMEA”) and a broader increase in the number of UPS customers as we have re-focused our sales activities on improving UPS product sales after several quarters of lower than expected sales of our UPS products.

Product revenue for the six-month period ended June 30, 2012 increased by $3.0 million, or 10%, compared to the same period in 2011. This increase was driven primarily by an increase of $12.1 million in sales of our infrastructure solutions, particularly in North America. Sales related to our infrastructure solutions comprised 45% of product revenue in the first half of 2012, compared to 10% of product revenue in the same period of 2011. The $8.4 million decrease in CPS product revenue was due primarily to timing of customer projects and compared to 2011, we had lower CPS sales in Europe and Asia. UPS product revenues for the first half of 2012 decreased by approximately $1.0 million, or 7%, as compared to the first half of 2011, primarily due to decreased megawatt class UPS sales in Europe.

Product revenue from Active Power branded products through our direct and manufacturer’s representative channels was $7.9 million, or 45% of our product revenue, for the three-month period ended June 30, 2012, compared to $9.9 million, or 61%, in the same period of 2011, and $6.3 million, or 39% of our product revenue, for the first quarter of 2012. For the six-month period ended June 30, 2012, product sales of Active Power branded products through our direct and manufacturer’s representative channels were $14.2 million, or 42% of our product revenue, compared to $17.3 million, or 56%, for the same period of 2011. As direct sales typically have higher profit margins than sales through our OEM and IT channels, we will continue to focus on our direct sales channel to increase revenue and improve profit margins and to decrease our dependency upon our OEM and IT channels.

Product revenue from our OEM channels for the three-month period ended June 30, 2012 was $1.7 million, a decrease of approximately $132,000, or 7%, compared to $1.8 million for the second quarter of 2011. For the six-month period ended June 30, 2012, product revenue from our OEM channel was $2.7 million, a decrease of $4.4 million, or 62%, as compared to $7.1 million for the same period in 2011. Product revenue from our OEM channels for the three-month period ended June 30, 2012 increased by $607,000, or 58%, compared to $1.0 million for the first quarter of 2012. The second quarter of 2011 included several multi-megawatt UPS installations in Europe that resulted in significant OEM channel revenue that period. The size and volume of orders from our OEM channels can fluctuate significantly on a quarterly basis and in 2012 we have seen fewer, but larger value transactions from our OEM channel.  We have supported our OEM partners’ efforts to sell total solutions to their customers that include generators and switchgear that they manufacture along with our UPS systems as a total solution. If our OEM partners are successful with this strategy, we believe that it will help drive an increase in our UPS product revenue. However, as our OEM partners sell more solutions, the quarterly volume of revenue becomes more variable. Sales to Caterpillar, our primary OEM channel, represented $1.7 million and $2.7 million, or 9% and 8% of our product revenue, for the three-month and six-month periods ended June 30, 2012, respectively, compared to $1.8 million and $7.1 million, or 11% and 23% of our product revenue, in the comparable periods of 2011. Caterpillar remains one of our largest customers as well as our largest OEM customer.

Index

Product revenue from our IT channel for the second quarter of 2012 was $7.9 million, as compared to $4.5 million for the second quarter of 2011, which represents a $3.4 million, or 76%, increase. This increase was primarily due to the sale of infrastructure solutions to HP, our largest IT channel partner, for them to re-sell to end users in conjunction with sales of such partner’s IT and computing products. Sales to HP accounted for 45% of our product revenue for the second quarter of 2012.

Our CPS and infrastructure solutions transactions tend to be larger in value and from a smaller number of customers compared to sales of our UPS products. This smaller number of customers with greater transaction value can contribute to large quarterly fluctuations in revenue from each product family, due to the timing of orders or shipments in any particular accounting period and as evidenced by no CPS shipments in the second quarter of 2012. Generally, the size of these transactions has been increasing and individual CPS and infrastructure transactions have been as high as $6 million in 2011. A small number of transactions can therefore lead to significant revenue, but cause greater volatility in our quarterly results and increase liquidity risk for us as these orders require much larger amounts of working capital to fulfill, which we attempt to manage through customer and vendor payment terms as part of our working capital management.

North America product revenue was $12.1 million, or 69% of our product revenue for the three-month period ended June 30, 2012, compared to $8.5 million, or 52%, for the same period in 2011 and $10.6 million, or 65% of product revenue, in the first quarter of 2012. For the six-month period ended June 30, 2012, our North America product revenue was $22.7 million, or 67% of our total product revenue, which compared to $16.2 million, or 53%, for the same period in 2011. The increase in North American sales has been driven by an increase in sales to HP.

We also sell products directly to customers in Asia and Western Europe and we have a network of international distributors in other territories that sell products for us. In these markets, customers are more likely to purchase a total power solution from us rather than a stand-alone UPS system. This usually results in a longer selling cycle and makes quarterly results from these regions more volatile. Thus the amount of revenue from our international markets can fluctuate significantly on a quarterly basis. Product sales to customers in Asia were $1.0 million, or 6% of our total product revenue, in the three-month period ended June 30, 2012, compared to $4.0 million, or 25%, for the same period in 2011 and $1.5 million, or 9%, for the first quarter of 2012. Product revenue in EMEA was $4.4 million, or 25% of product revenue, in the three-month period ended June 30, 2012, compared to $3.7 million, or 23%, for the same period of 2011 and $4.3 million, or 26%, for the first quarter of 2012. These fluctuations are primarily attributable to variations in sales of our CPS products in each region in the relevant periods and illustrate the impact of larger orders from fewer customers on quarterly revenue for each of these regions.

Our products perform well in harsh environments where power quality or reliability is particularly poor, which makes them a good fit for countries with a poor power infrastructure or in harsh manufacturing or process environments, or situations where reliability is paramount, such as mission-critical business applications. Therefore, we will continue to focus our direct sales efforts on these types of customer situations.

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

Service and other revenue increased by approximately $1.1 million, or 37%, for the three-month period ended June 30, 2012, compared to the same period of 2011. These increases reflect higher levels of service and contract work from direct product sales and from higher professional fees associated with increased PowerHouse and other CPS and infrastructure sales. For our CPS customers, we provide a full power solution, including design services, site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user, often including maintenance services.  We had increased service revenues from maintenance contracts and repair-related activities as our increasing installed base of UPS customers provides greater opportunities to generate such revenues. Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers, so these revenue opportunities do not typically exist for us on our OEM sales. We anticipate that service and other revenue will continue to grow with product revenue, particularly as our PowerHouse system revenue grows and as our installed base of UPS product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required.

Index

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products, ancillary equipment that is sourced from external suppliers, personnel, equipment and other costs associated with our assembly and test operations, depreciation of our manufacturing property and equipment, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total product revenue was 65% for the three-month period ended June 30, 2012, compared to 74% for the same period in 2011, and was 69% in the six-month period ended June 30, 2012 as compared to 73% in the same period of 2011. These decreases in costs as a percentage of revenue reflect higher levels of absorbed overhead costs attributable to a higher level of UPS system production. We continue to operate a manufacturing facility that has a manufacturing and testing capacity significantly greater than our current product revenue levels. A large portion of the costs involved in operating this manufacturing facility are fixed in nature and we have incurred unabsorbed overhead each quarter depending on the level of UPS system production. We continue to work on reducing our product costs through design enhancements and modifications, vendor management programs and increasing our sales volume to absorb these expenses. We have also improved our capabilities and efficiency in manufacturing and managing our infrastructure solutions which have reduced our total cost of production for these products and further contributed to the decrease in cost of product revenue as a percentage of revenue.

Cost of service and other revenue. Cost of service and other revenue includes the cost of component parts that we use in service or sell as spare parts, as well as labor and overhead costs of our service organization, including travel and related costs incurred in fulfilling our service obligations to our customers. Costs paid to third parties in fulfillment of service and design or installation services are also included in costs of service and other revenue. The cost of service and other revenue decreased to 61% of service and other revenue in the three-month period ended June 30, 2012, compared to 85% for the same period of 2011, and decreased to 66% in the six-month period ended June 30, 2012 as compared to 83% in the same period of 2011.  These percentage decreases in the second quarter of 2012 reflect higher utilization of our service personnel and improved revenues on the professional service work we perform for CPS and infrastructure systems installation. We have had higher costs relative to the increase in service and other revenues as we have continued to expand our service team and broaden the geographic regions where we have service capability as our total business grows. The utilization of our service personnel will also be affected by the number of PowerHouse and infrastructure solution products implemented in a particular period, and in periods where we have a low number of installation projects we would expect our costs as a percentage of revenue to increase. A large portion of the costs involved in operating our service organization are fixed in nature and depending upon the revenues for the quarter, we may incur unabsorbed overhead each quarter. We continue to work on reducing our service overhead through better utilization of our service employees and cost control measures. This infrastructure also means that we can leverage this investment and grow our service capabilities substantially by adding direct technical labor only as required.

Gross profit. For the three-month period ended June 30, 2012, our gross profit was 36% of revenue, compared to a 24% gross profit margin for the second quarter of 2011 and a 27% gross profit margin for the first quarter of 2012. The improvement from the previous quarter reflects improved margins on our UPS business as a result of better selling prices and higher manufacturing efficiency, and from improved margins on our infrastructure solutions, due to improved execution and pricing on delivery of our CPS and infrastructure solutions. Historically, sales of our CPS and infrastructure products have generated lower margins for us than sales of our UPS product because they include a higher proportion of third party ancillary equipment. Our ability to improve our gross profit from these product lines has come from our ability to continue to reduce material costs and our efforts to improve our service margins through pricing and operational efficiency. Our ability to further improve margins will depend, in part, on our ability to further improve our sales channel mix, increase sales of higher margin products such as our UPS products, increase product prices, improve our professional service margins through further pricing and operating efficiency, and increase our total revenues to a level that will allow us to improve the utilization of our manufacturing and service operations.

Research and development. Research and development expense primarily consists of compensation and related costs for employees engaged in research, development and engineering activities, third party consulting and product development activities, as well as an allocated portion of our occupancy costs. Overall, our research and development expenses were approximately $346,000, or 32%, higher in the second quarter of 2012 compared to the second quarter of 2011 and were $144,000, or 11%, lower than the first quarter of 2012. We are currently developing a new generation of UPS product that we believe will offer greater power modularity and space efficiencies especially as we target the larger power market segments, which we expect to release later this year.   We have increased headcount and prototyping expenses to support this new product development and meet our delivery deadline and to support new infrastructure and UPS products that we believe will contribute to future revenue growth. We believe research and development expenses in the third quarter of 2012 will remain at similar levels to those recorded in the second quarter of 2012.

Selling and marketing. Selling and marketing expense primarily consists of compensation, including variable sales compensation, and related costs for sales and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs and the cost of our foreign sales operations. Selling and marketing costs were approximately $497,000, or 15%, higher in the second quarter of 2012 compared to the second quarter of 2011 and increased approximately $350,000, or 10%, from the first quarter of 2012 primarily from continued investment in our sales organization size. We believe that quarterly sales and marketing expenses during the remainder of 2012 will remain at similar levels to those recorded in the second quarter of 2012, except for changes in variable selling expenses that are based on fluctuations in total revenue and gross profit margins.

Index

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including sales, property and franchise taxes. General and administrative expenses for the second quarter of 2012 increased approximately $505,000, or 35%, compared to the same period in 2011 due to higher compensation, legal, recruiting and other professional services fees, and increased by approximately $396,000, or 26%, as compared to the first quarter of 2012 due to higher compensation and professional fees and an increase in our provision for doubtful accounts. We anticipate our level of general and administrative expenses to decrease in the third quarter.

Interest expense, net. Net interest expense has increased from approximately $48,000 in the second quarter of 2011 to approximately $52,000 in the second quarter of 2012, or by 8%. We incurred higher interest expense as we had a larger average outstanding balance on our revolving credit facility. Our average cash and investments balance over the three-month period ending June 30, 2012 has increased by $5.2 million, or 42%, compared to the average balance over the same period ending June 30, 2011. This higher average cash balance resulted in higher interest income, which offset a portion of the higher interest expense.

Other income (expense), net. Other income (expense) in the second quarter of 2012 and 2011 reflects foreign exchange gains (losses) on a bank account held in foreign currencies by our subsidiary company.

Liquidity and Capital Resources

Our primary sources of liquidity at June 30, 2012 are our cash and investments on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect that we have adequate capital resources in order to continue operating our business for at least the next 12 months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2012 and beyond or significantly affect our level of liquidity, which may limit our opportunity to pursue certain opportunities to grow our business.

A substantial increase in sales of our PowerHouse or our infrastructure solutions products or a substantial increase in UPS sales may materially impact the amount of liquidity required to fund our operations. The amount of time between our expenditures for raw materials, manufacturing and shipment of products and our receipt of payments from our customers (the cash cycle) for sales of our CleanSource UPS product can be as short as 45 days, and is typically 60 days. However, the cash cycle on a PowerHouse sale can be as much as 210 days, depending upon customer payment terms. We intend to mitigate the financial impact of this longer cash cycle by requiring customer deposits and periodic payments where possible from our customers. This is not always commercially feasible, and in order to increase our PowerHouse sales, we may be required to make larger investments in inventory and receivables. These larger investments may require us to obtain additional sources of working capital, debt or equity financing in order to fund this business.

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

Index

The following table summarizes the quarterly changes in cash used in operating activities:

($ in thousands)	Six months ended June 30,		Variance 2012 vs. 2011
	2012	2011	$	%
Cash used in operating activities	$(4,605)	$(7,034)	$(2,429)	(35)%

Cash used in operating activities decreased by $2.4 million in the six-month period ended June 30, 2012 compared to the same period of 2011. This was primarily due to a $1.8 million decrease in our level of operating losses and from changes in our working capital requirements caused by the timing of product shipments to our customers. This timing of large orders can cause large fluctuations in the amount of cash required for operations on a quarterly basis.

The fluctuations in working capital are impacted by the timing of product order and shipment. In the six-month period ended June 30, 2012 we saw a decrease of approximately $514,000 in inventory as inventory levels declined primarily due to  timing of product delivery on infrastructure and CPS projects. Our receivables increased by $6.0 million since December 31, 2011, reflecting the higher revenue levels and a higher proportion of revenues that were recognized toward the end of the reporting period compared to the same period in 2011. Restricted cash increased by $1.0 million over the six-month period ended June 30, 2012, due to a secured performance guarantee given to a customer in connection with a future order. Upon delivery of product to the customer in the third quarter of 2012, the guarantee will lapse and the restriction on these funds will be released. Our prepaid expenses and other assets increased by $1.9 million since December 31, 2011, due to prepayments required on supplier purchase orders for inventory required to fulfill infrastructure solutions sales orders. These uses of funds were offset by an increase in accounts payable of $2.4 million and an increase in deferred revenue of $1.4 million since December 31, 2011. These increases reflect timing of payables due on large inventory purchases received at the end of the quarter and the receipt of customer deposits and advance payments related to the timing of our large CPS and infrastructure projects. We anticipate that cash provided by (used in) operations will fluctuate significantly based upon the volume and size of our CPS and infrastructure solutions sold and by the timing of product delivery relative to our reporting periods, and that such volatility in sources and uses of funds will continue based upon growth of our CPS and infrastructure solutions businesses.

The following table summarizes the quarterly changes in cash used in investing activities:

($ in thousands)	Six months ended June 30,		Variance 2012 vs. 2011
	2012	2011	$	%
Cash used in investing activities	$(861)	$(1,284)	$(423)	(33)%

Investing activities primarily consist of purchases of property and equipment. Capital expenditures were $423,000, or 33% lower in the six-month period ending June 30, 2012, compared to the same period of 2011, which is attributable to the fact that we invested in multiple demonstration CPS systems in Asia and Europe, and as we commenced tooling for our next generation UPS product.

The following table summarizes the quarterly changes in cash provided by financing activities:

($ in thousands)	Six months ended June 30,		Variance 2012 vs. 2011
	2012	2011	$	%
Cash provided by financing activities	$10,044	$3,246	6,798	209%

Funds provided by financing activities during the six-months ended June 30, 2012 primarily reflect the sale of common stock in the first quarter of 2012 pursuant to which we sold approximately 14.3 million shares of common stock at a purchase price of $0.68 per share, for proceeds, net of fees and expenses, of approximately $9.6 million, and also reflects proceeds from the exercise of employee stock options.

The shares that were sold in the first quarter of 2012 were sold pursuant to a prospectus included in our shelf registration statement on Form S-3 dated November 24, 2009, as amended on December 17, 2009 (Registration No. 333-163301), which was declared effective by the Securities and Exchange Commission (the “SEC”) on December 21, 2009, as supplemented by a prospectus supplement dated March 7, 2012 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Offering”).  No discounts or placement agent fees were payable in connection with the Offering.

Index

In connection with the Offering, we also entered into a Side Letter Agreement with Kinderhook, LP (formerly known as Kinderhook Partners, LP) (“Kinderhook”) pursuant to which Kinderhook was granted the right to designate one member of our board of directors. Pursuant to this Side Letter Agreement, in June 2012 Kinderhook appointed a designee, Mr. Stephen Clearman, to the Company’s board of directors.

We also entered into a Resale Registration Rights Agreement (the “Rights Agreement”) pursuant to which we were obligated to prepare promptly and file with the SEC a Registration Statement on Form S-3 covering the resale of shares of Common Stock held by Kinderhook. The registration statement covering such shares was declared effective on July 18, 2012 in accordance with the terms of the Rights Agreement. All expenses incurred by us in connection with registrations, filings or qualifications pursuant to the Rights Agreement have been borne by us.

We are currently renegotiating our credit facility with Silicon Valley Bank. We believe these negotiations will enable us to extend and better utilize this credit facility and provide us greater flexibility in our working capital management as a result.

We believe that our cash and investments and our sources of available liquidity, including our bank credit facility, will be sufficient to fund our operations for at least the next 12 months. Our sales cycle is such that we generally have visibility two to three quarters in advance for future orders that allows us to predict revenues over this period of time with some degree of confidence. However, a sudden change in business volume or product mix, positive or negative, from any of our business or channel partners or in our direct business could significantly impact our expected revenues. The recent global economic downturn has reduced our confidence at predicting future revenues, and even with improving economic conditions, there is still uncertainty and risk in our forecasting. This two to three quarter window of sales visibility does provide us with some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we can see and anticipate a shortfall in revenue or give us time to identify additional sources of funding if we anticipate an increase in our working capital requirements due to increased revenues or changes in our revenue mix. A significant increase in sales, especially in our PowerHouse or our infrastructure solutions business, would likely increase our working capital requirements, due to the longer production time and cash cycle of sales of these products.

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

Our international sales were historically made in U.S. dollars. As we have increased sales in foreign markets and opened operations in multiple foreign countries, we have executed more transactions that are denominated in other currencies, primarily Euro, British pounds and Chinese Renminbi. Those sales and expenses in currencies other than U.S. dollars can result in translation gains and losses which have not been significant to date. Currently, we do not engage in hedging activities for our international operations other than increasing the amount of sales and support expenses being incurred in foreign currencies as a natural hedge. However, recent volatility in currencies, particularly with the pound and Euro, is increasing the amount of potential translation gains and losses and we may engage in hedging activities in the future to mitigate the risks caused by such currency volatility.

Our international business is subject to the typical risks of any international business, including, but not limited to, the risks described in Item 1A, “Risk Factors.” Accordingly, our future results could be materially harmed by the actual occurrence of any of these or other risks.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended June 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Our increased emphasis on larger and more complex system solutions and customer concentration may affect our ability to accurately predict the timing of revenues and to meet short-term expectations of operating results and may adversely impact our liquidity.

Our increased emphasis on larger and more complex system solutions has increased the effort and time required by us to complete sales to customers. Further, a larger portion of our quarterly revenue is derived from relatively few large transactions with relatively few customers. For example, during the three months ended June 30, 2012, our three largest customers contributed an aggregate of 69% of our revenue. Any delay in completing these large sales transactions or reduction in business volume from these large customers, may result in significant fluctuations in our quarterly revenue. In addition, we use anticipated revenues to establish our operating budgets and a large portion of our expenses, particularly rent and salaries are fixed in the short term. As a result, any shortfall or delay in revenue could result in increased losses and would likely cause our operating results to be below public expectations.  Further, we may purchase inventory and enter into commitments with our suppliers based on purchase orders we receive from our customers, which orders subsequently may be cancelled or deferred.  While our customers are typically legally obligated to take delivery against a purchase order, any such cancellation or deferral may extend the amount of time between our expenditures for inventory and supplier commitments and our receipt of payment from our customers. The occurrence of any of these events would likely materially adversely affect our results of operations, and could adversely impact our liquidity, which would likely cause the market price of our common stock to decline.

We are significantly dependent on our relationships with Hewlett Packard and Caterpillar. If these relationships are unsuccessful, for whatever reason, our business and financial prospects would likely suffer.

Caterpillar including its dealer network is our primary OEM customer and our largest single customer for our flywheel-based products. Caterpillar and its dealer network accounted for 19%, 16%, and 8% of our revenue in 2010, 2011 and the six months ended June 30, 2012, respectively. HP is our largest IT channel partner and accounted for 25%, 36%, and 48% of our revenue in 2010, 2011 and the six months ended June 30, 2012, respectively. A number of factors could cause these customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays or changes in their product offerings or securing other sources for the products that we manufacture, cancellations or deferrals by their customers, or developing such products internally.  If our relationships with HP or with Caterpillar are not successful or suffers a material adverse change, such as a material reduction in the level of orders or their failure to timely pay us, our business and operating results would likely suffer.

The transition to a new Chief Executive Officer and new Chief Financial Officer may limit our ability to effectively execute on our business plan.

Effective March 1, 2012, Douglas Milner became our President and Chief Executive Officer.  Because he is new to Active Power, his experience with our management team and knowledge of our operations is limited.  While Jan Lindelow, who had been serving as our Interim Chief Executive Officer, is assisting Mr. Milner as he transitions into the position, this leadership change may result in disruptions to our business or operations or otherwise limit the ability of our management team to effectively execute on our business plan, which could have an adverse effect on our results of operations and financial condition.

In addition, on June 13, 2012, John Penver delivered his resignation as our Vice President of Finance, Chief Financial Officer and Secretary, to be effective as of October 31, 2012.  We are currently in the process of identifying a new Chief Financial Officer.  We may not be able to attract or retain a new Chief Financial Officer due to the intense competition for qualified personnel for this position. In addition, once a qualified candidate is hired, the transition to a new Chief Financial Officer will require time and expense, may cause disruptions in our finance and accounting function and may limit the ability of our management team to effectively execute on our business plan. If we are unsuccessful in hiring a replacement for Mr. Penver quickly, or if we are unable to manage this transition efficiently and effectively, our business and operating results may be adversely affected.

Our common stock could be delisted from The Nasdaq Capital Market if our stock price continues to trade below $1.00 per share.

Prior to June 21, 2012, our common stock was listed on The Nasdaq Global Market.  On December 19, 2011, we received a Staff Deficiency Letter from The NASDAQ OMX Group, or Nasdaq, notifying us that we were not in compliance with Nasdaq’s Marketplace Rule 5450(a)(1), because the bid price for our common stock had, for the preceding 30 consecutive business days, closed below the minimum $1.00 per share requirement for continued listing. In accordance with Marketplace Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until June 18, 2012, to regain compliance.

We applied to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market.  Upon transfer to The Nasdaq Capital Market, we are still required under Rule 5550(a)(2) to maintain a minimum bid price of $1.00.  On June 19, 2012, we received approval from Nasdaq of our application for the transfer of the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market, effective at the market open on June 21, 2012, and granting us an additional 180 days pursuant to Marketplace Rule 5810(c)(3)(A)(ii) to regain compliance with the minimum $1.00 per share bid price requirement for continued listing on The Nasdaq Capital Market.  If at any time before December 17, 2012, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have achieved compliance. If compliance with Marketplace Rule 5550(a)(2) cannot be demonstrated by December 17, 2012, our common stock will be subject to delisting from The Nasdaq Capital Market.

Index

In the event that we receive notice that our common stock is being delisted from The Nasdaq Capital Market, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Nasdaq Hearings Panel.

We will continue to monitor the bid price for our common stock and consider various options available to us if our common stock does not trade at a level that is likely to regain compliance.

Delisting from The Nasdaq Capital Market could have an adverse effect on our business and on the trading of our common stock.  If a delisting of our common stock from The Nasdaq Stock Market were to occur, our common stock would trade on the OTC Bulletin Board or on the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits.

  The following documents are filed as exhibits to this report:

3.1*	Restated Certificate of Incorporation, dated June 7, 2006 (filed as Exhibit 3.1 to Active Power’s Quarterly Report on Form 10-Q filed on April 30, 2012)

3.2*	Second Amended and Restated Bylaws as adopted February 1, 2007 (filed as Exhibit 3.2 to Active Power’s Quarterly Report on Form 10-Q filed on April 30, 2012)

3.3*	Amendment to Second Amended and Restated Bylaws as adopted December 6, 2007 (filed as Exhibit 3.3 to Active Power’s Quarterly Report on Form 10-Q filed on April 30, 2012)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946))

4.2*	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1	Active Power, Inc. 2010 Equity Incentive Plan as amended effective May 17, 2012

10.2	Transition Agreement and Release, dated June 13, 2012, between Active Power, Inc. and John Penver

10.3	First Amendment to Second Amended and Restated Loan and Security Agreement, dated March 5, 2012, between Active Power, Inc. and Silicon Valley Bank

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

101
The following financial statements from the Active Power’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Incorporated by reference to the indicated filing.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

August 3, 2012	/s/ J. Douglas Milner
(Date)	J. Douglas Milner
President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2012	/s/ John K. Penver
(Date)	John K. Penver
Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)