Form 10-Q
period 2012-09-30
ACTIVE POWER INC
filed 2012-10-31
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of common stock, par value of $0.001 per share, outstanding at October 29, 2012 was 95,457,376.

ACTIVE POWER, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,079	$10,357
Restricted cash	386	389
Accounts receivable, net of allowance for doubtful accounts of $662 and $337 at September 30, 2012 and December 31, 2011, respectively	17,666	11,163
Inventories	9,362	9,439
Prepaid expenses and other	1,457	414
Total current assets	42,950	31,762
Property and equipment, net	2,896	2,861
Deposits and other	307	404
Total assets	$46,153	$35,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,653	$4,757
Accrued expenses	3,849	5,351
Deferred revenue	5,464	2,366
Revolving line of credit	5,535	5,535
Total current liabilities	19,501	18,009
Long-term liabilities	798	726
Stockholders’ equity:
Common stock	95	80
Treasury stock	(135)	(115)
Additional paid-in capital	288,193	277,023
Accumulated deficit	(262,399)	(260,895)
Other accumulated comprehensive income	100	199
Total stockholders’ equity	25,854	16,292
Total liabilities and stockholders’ equity	$46,153	$35,027

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product revenue	$16,647	$16,996	$50,534	$47,890
Service and other revenue	2,964	3,612	10,534	9,262

Total revenue	19,611	20,608	61,068	57,152

Cost of goods sold:
Cost of product revenue	12,254	13,112	35,608	35,625
Cost of service and other revenue	1,742	2,649	6,766	7,337

Total cost of goods sold	13,996	15,761	42,374	42,962

Gross profit	5,615	4,847	18,694	14,190

Operating expenses:
Research and development	1,325	1,272	4,045	3,279
Selling and marketing	3,447	3,527	10,891	10,397
General and administrative	1,691	1,280	5,175	4,083

Total operating expenses	6,463	6,079	20,111	17,759

Operating loss	(848)	(1,232)	(1,417)	(3,569)

Interest expense, net	(80)	(68)	(246)	(149)
Other income (expense), net	81	8	159	(34)

Net loss	$(847)	$(1,292)	$(1,504)	$(3,752)
Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Shares used in computing net loss per share, basic and diluted	95,575	80,119	91,998	79,990

Comprehensive loss:
Net loss	$(847)	$(1,292)	$(1,504)	$(3,752)
Translation gain (loss) on subsidiaries denominated in foreign currencies	211	(193)	(99)	416

Comprehensive loss	$(636)	$(1,485)	$(1,603)	$(3,336)

Index

Active Power, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(1,504)	$(3,752)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	955	1,093
Change to allowance for doubtful accounts	325	16
(Gain) Loss on disposal of fixed assets	31	130
Stock-based compensation	1,131	1,149
Changes in operating assets and liabilities:
Restricted cash	3	(403)
Accounts receivable	(6,828)	(2,033)
Inventories	77	(4,301)
Prepaid expenses and other assets	(946)	(80)
Accounts payable	(104)	13
Accrued expenses	(1,502)	(1,689)
Deferred revenue	3,098	2,074
Long-term liabilities	72	232
Net cash used in operating activities	(5,192)	(7,551)

Investing activities
Sales/maturities of marketable securities	—	134
Purchases of property and equipment	(1,021)	(2,225)
Net cash used in investing activities	(1,021)	(2,091)

Financing activities
Proceeds from private placement of common stock	9,750	—
Issuance costs of private placement	(187)	—
Proceeds from draw on revolving line of credit	2,017	3,000
Payments on revolving line of credit	(2,017)	—
Proceeds from employee stock purchases	491	277
Purchases of treasury stock	(20)	(12)
Net cash provided by financing activities	10,034	3,265

Translation gain (loss) on subsidiaries in foreign currencies	(99)	416

Change in cash and cash equivalents	3,722	(5,961)
Cash and cash equivalents, beginning of period	10,357	15,416
Cash and cash equivalents, end of period	$14,079	$9,455

See accompanying notes.

Index

Active Power, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2012
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

Restricted Cash

Restricted cash balance of $386,000 as of September 30, 2012 consists of secured performance and deposit guarantees given to customers. Upon satisfaction of these guarantees, the restriction on these funds will be released.

Receivables

Accounts receivable consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Trade receivables	$18,328	$11,500
Allowance for doubtful accounts	(662)	(337)
	$17,666	$11,163

Index

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$6,897	$6,493
Work in process	2,769	3,085
Finished goods	942	1,680
Allowances for obsolescence	(1,246)	(1,819)
	$9,362	$9,439

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Equipment	$10,060	$9,980
Demonstration units	2,149	1,345
Computers and purchased software	4,177	4,029
Furniture and fixtures	375	369
Leasehold improvements	7,647	7,425
Construction in progress	653	1,107
	25,061	24,255
Accumulated depreciation	(22,165)	(21,394)
	$2,896	$2,861

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Compensation and benefits	$1,844	$3,037
Warranty liability	614	583
Property, income, state, sales and franchise tax	336	529
Professional fees	466	463
Other	589	739
	$3,849	$5,351

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

Index

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2011	$613
Warranty expense	1,060
Warranty charges incurred	(1,009)
Balance at September 30, 2012	$664
Warranty liability included in accrued expenses	$614
Long-term warranty liability	50
Balance at September 30, 2012	$664

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

Index

3.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(847)	$(1,292)	$(1,504)	$(3,752)
Denominator:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	95,575	80,119	91,998	79,990

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Common stock equivalents that were not included in the calculation because the option or restricted stock unit price was greater than the average market price of the common shares or the net loss would cause the effect of the options to be anti-dilutive:

Employee stock options	9,641	10,260	9,641	10,260
Performance-based options	-	1,440	-	1,440
Restricted stock units	997	-	997	-

	10,638	11,700	10,638	11,700

There were no restricted stock unit awards outstanding at September 30, 2011. As of September 30, 2012 and 2011, respectively, there was no common stock subject to repurchase.

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

The fair value of our cash equivalents, which are primarily invested in money-market funds, was determined using the following inputs as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012
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

In certain geographical regions, particularly Europe and Africa, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our delivery or product warranty obligations. We secure these guarantees with standby letters of credit through our bank. At September 30, 2012 and December 31, 2011, we had $433,000and $446,000 respectively, of performance guarantees outstanding to customers that were secured with letters of credit.

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

Our products and solutions are designed to deliver continuous conditioned power during power disturbances and outages, voltage sags and surges, and provide ride-through power in the event of utility failure, supporting operations until utility power is restored or a longer term alternative power source, such as a diesel generator, is engaged.  We believe our products offer an advantage over those of our competitors in the areas of power density (less space) and energy efficiency, total cost of ownership, system reliability, modular design, and the economically green benefits of our solutions.

We have sold our patented flywheel-based uninterruptible power supply (“UPS”) systems since 1999. As of September 30, 2012, we have shipped more than 3,500 flywheels in UPS system installations, delivering more than 875 megawatts of power to customers in 43 countries around the world with more than 131 million runtime hours of operation.

In addition to selling stand-alone UPS systems, we also manufacture and sell modular infrastructure solutions (“MIS”) that provide critical power and infrastructure solutions in a pre-packaged format and that offer the same customer benefits with regard to operating efficiency, reliability and cost as our UPS systems. These MIS solutions may include our UPS systems as a component. For example we manufacture and sell continuous power systems (“CPS”) that integrate our UPS products with other related equipment such as switchgear and backup diesel generators that are sold as a complete power solution for customers. We also manufacture and sell other containerized power and infrastructure solutions. These solutions serve as the infrastructure for modular data center products which are self-contained fully functioning data centers. We design and build enclosures that have a fully built out interior – including electrical, cooling, monitoring and other elements – ready for the customer to add its IT racks and servers. We also integrate and build modular power and infrastructure solutions to specification, based on our customers and other third party designs. Once the customer adds its IT equipment to our infrastructure solution, it has a functional modular data center. These industry emerging products can be deployed rapidly and at a lower cost than traditional brick-and-mortar solutions and are optimally suited for hyper-scale IT and cloud applications.

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

We believe a number of underlying macroeconomic trends place Active Power in a strong position to be one of the leading providers of critical power protection and infrastructure solutions. These trends include:

●	increasing business costs of downtime;
●	a rapidly expanding need for data center infrastructure
●	ever-increasing demands placed on the public utility infrastructure;

Index

●	an inadequate investment in global utility infrastructure;
●	rising costs of energy worldwide driven by volume of energy used; and
●	an increasing demand for economically green solutions.

We have evolved significantly since the company was founded in 1992.  Our early focus was on research and development of the core products that continue to enable our business today.  Over the past several years, we have focused our efforts on brand, markets, and channels of distribution.  The technological foundation of Active Power has yielded more than 100 worldwide patents and a highly differentiated, cost-efficient product platform that we have evolved into an expanding suite of infrastructure solutions. As we go forward, it is critical for us to focus on both developing technology to maintain and grow our leadership position and building channels of distribution to have more avenues into the market.

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

As a result of this strategy, we have been successful in improving our operating performance, broadening our global footprint, diversifying our customer base, broadening our sales channels and partners, and moving higher up the customer value chain with innovative developments of our core underlying product technology.

In line with our ongoing efforts to improve margins and operational efficiency and to achieve consistent and growing levels of profitability, we have been evaluating our fixed cost position. During the third quarter of 2012, we executed cost savings measures that we expect to yield annualized savings of about $1.6 million, and recorded a one-time restructuring charge of approximately $200,000. We believe these measures will help ensure we are making appropriate investments for the future while also aligning our overhead to support consistent and profitable growth.

Index

Results of Operations

	Three Months Ended September 30,				Variance 2012 vs. 2011
($ in thousands)	2012	% of total revenue	2011	% of total revenue	$	%
Product revenue	$16,647	85%	$16,996	82%	$(349)	(2)%
Service and other revenue	2,964	15%	3,612	18%	(648)	(18)%
Total revenue	19,611	100%	20,608	100%	(997)	(5)%
Cost of product revenue	12,254	62%	13,112	64%	(858)	(7)%
Cost of service and other revenue	1,742	9%	2,649	13%	(907)	(34)%
Total cost of goods sold	13,996	71%	15,761	76%	(1,765)	(11)%
Gross profit	5,615	29%	4,847	24%	768	16%
Operating expenses:
Research and development	1,325	7%	1,272	6%	53	4%
Selling and marketing	3,447	18%	3,527	17%	(80)	(2)%
General and administrative	1,691	9%	1,280	6%	411	32%
Total operating expenses	6,463	33%	6,079	29%	384	6%
Operating profit (loss)	(848)	(4)%	(1,232)	(6)%	384	(31)%
Interest expense, net	(80)	—	(68)	—	(12)	18%
Other income (expense), net	81	—	8	—	73	913%
Net income (loss)	$(847)	(4)%	$(1,292)	(6)%	$445	(34)%

($ in thousands)	Nine Months Ended September 30,				Variance 2012 vs. 2011
	2012	% of total revenue	2011	% of total revenue	$	%
Product revenue	$50,534	83%	$47,890	84%	$2,644	6%
Service and other revenue	10,534	17%	9,262	16%	1,272	14%
Total revenue	61,068	100%	57,152	100%	3,916	7%
Cost of product revenue	35,608	58%	35,625	62%	(17)	—
Cost of service and other revenue	6,766	11%	7,337	13%	(571)	(8)%
Total cost of revenue	42,374	69%	42,962	75%	(588)	(1)%
Gross profit	18,694	31%	14,190	25%	4,504	32%
Operating expenses:
Research and development	4,045	7%	3,279	6%	766	23%
Selling and marketing	10,891	18%	10,397	18%	494	5%
General and administrative	5,175	8%	4,083	7%	1,092	27%
Total operating expenses	20,111	33%	17,759	31%	2,352	13%
Operating loss	(1,417)	(2)%	(3,569)	(6)%	2,152	(60)%
Interest expense, net	(246)	—	(149)	—	(97)	65%
Other income (expense), net	159	—	(34)	—	193	(568)%
Net loss	$(1,504)	(2)%	$(3,752)	(6)%	$2,248	(60)%

Index

Product revenue. Product revenue primarily consists of sales of our CleanSource power quality products and our MIS solutions. Our CleanSource power quality products are comprised of both UPS and DC product lines and our MIS solutions consist of our CPS solutions (which are comprised of our UPS systems and some combination of third party ancillary equipment, such as engine generators and switchgear) and our other infrastructure solutions that provide a combination of power distribution, cooling capabilities, security systems, fire suppression and monitoring capabilities for our business partners. Our product revenue was derived from the following sources:

($ in thousands)	Three Months Ended September 30,		Variance
	2012	2011	$	%
Product revenue:
UPS systems	$14,785	$5,991	$8,794	147%
MIS solutions	1,862	11,005	(9,143)	(83)%

Total product revenue	$16,647	$16,996	$(349)	(2)%

($ in thousands)	Nine Months Ended September 30,		Variance
	2012	2011	$	%
Product revenue:
UPS systems	$28,554	$20,764	$7,790	38%
MIS solutions	21,980	27,126	(5,146)	(19)%

Total product revenue	$50,534	$47,890	$2,644	6%

Total product revenue for the three-month period ended September 30, 2012 did not vary significantly from the same period of 2011.  Product mix did change significantly, however, we saw a 147% increase in sales of our UPS products and an 83% decrease in our MIS solutions revenue compared to the prior year. The increase in UPS product revenue was primarily due to large UPS installations in the third quarter of 2012 in Europe, the Middle East and Africa (“EMEA”) and Asia and a broader increase in the number of UPS customers as we re-focused our sales activities on growing UPS product sales. Included in UPS systems revenue this quarter was approximately $5.6 million of ancillary equipment related to completion of a large integrated UPS system deployment in Europe. Excluding ancillary equipment, UPS system revenue was approximately flat with the previous quarter’s revenue levels and up by 51% compared to the third quarter of 2011. There was also a 114% increase in OEM sales of UPS products compared to the previous year. UPS product sales comprised 89% of our product revenue for the third quarter of 2012, as compared to 35% for the third quarter of 2011. The decrease in MIS solutions revenue reflects the small number of customers and large order values inherent in this business that can result in large short-term fluctuations in MIS solution revenues. Due to timing of customer projects, there was $499,000 or 3% of product revenue in sales of CPS products in the third quarter of 2012,  compared to CPS product sales of $7.0 million, or 41% of our product revenue, in the third quarter of 2011.  Sales of infrastructure solutions decreased by $2.6 million, or 66%, compared to the third quarter of 2011 due to lower customer orders.

Total product revenue for the nine-month period ended September 30, 2012 increased by $2.6 million, or 6%, compared to the same period in 2011. This increase was driven primarily by an increase of $7.8 million, or 38%, in sales of UPS products compared to the prior year, reflecting the higher level of ancillary equipment sales and also improved UPS sales performance and strong growth internationally for our UPS solutions. In the aggregate, MIS revenues declined by $5.1 million, or 19%, compared to the first three quarters of 2011. Sales of our CPS solutions declined by $14.7 million, or 73%, compared to 2011 due to the absence of large customer projects in the U.S. market compared to 2011, and less complementary sales of CPS solutions with infrastructure products compared to 2011. Sales of our infrastructure solutions for the first three quarters of 2012 increased by $9.5 million compared to 2011, which offset this decline in CPS product revenues.

Product revenue from Active Power branded products through our direct and manufacturer’s representative channels was $10.2 million, or 61% of our product revenue, for the three-month period ended September 30, 2012, compared to $5.1 million, or 30% of our product revenue, in the same period of 2011, and $7.9 million, or 45% of our product revenue, for the second quarter of 2012. For the nine-month period ended September 30, 2012, product sales of Active Power branded products through our direct and manufacturer’s representative channels were $24.5 million, or 48% of our product revenue, compared to $22.4 million, or 47% of our product revenue, for the same period of 2011.

Product revenue from our OEM channels for the three-month period ended September 30, 2012 was $5.0 million, an increase of approximately $3.0 million, or 149%, compared to $2.0 million for the third quarter of 2011. This reflected several large multi-megawatt UPS systems sales in Asia in the current quarter and increased OEM activity in the EMEA market. For the nine-month period ended September 30, 2012, product revenue from our OEM channel was $7.8 million, a decrease of $1.4 million, or 15%, compared to $9.2 million for the same period in 2011, reflecting lower OEM activity in the US market compared to 2011. Product revenue from our OEM channels for the three-month period ended September 30, 2012 increased by $3.4 million, or 205%, compared to $1.7 million for the second quarter of 2012. The size and volume of orders from our OEM channels can fluctuate significantly on a quarterly basis and in 2012 we have seen fewer, but larger value transactions from our OEM channel.  We have supported our OEM partners’ efforts to sell total solutions to their customers that include generators and switchgear that they manufacture along with our UPS systems as a total solution. Sales to Caterpillar, our primary OEM channel, represented $5.0 million and $7.8 million, or 30% and 15% of our product revenue, for the three-month and nine-month periods ended September 30, 2012, respectively, compared to $2.0 million and $9.1 million, or 12% and 19% of our product revenue, in the comparable periods of 2011. Caterpillar remains one of our largest UPS customers as well as our largest OEM customer.

Index

Product revenue from our IT channel for the third quarter of 2012 was $1.4 million, compared to $9.9 million for the third quarter of 2011, which represents a $8.5 million, or 86%, decrease. This decrease was primarily due to a decrease in demand for infrastructure solutions from HP, our largest IT channel partner. Historically, we have manufactured and sold infrastructure solutions to HP, for them to re-sell to end users in conjunction with sales of their IT and computing products. Thus, the level of orders will fluctuate dependent upon our partner’s success and need for infrastructure solutions. We have historically experienced large quarterly fluctuations in the number and value of such orders. Sales to HP accounted for 8% of our product revenue for the third quarter of 2012 compared to 58% in the same period of 2011.

Our MIS solutions transactions tend to be larger in value and from a smaller number of customers compared to sales of our UPS products. This smaller number of customers with greater transaction value can contribute to large quarterly fluctuations in revenue from each product family, due to the timing of orders or shipments in any particular accounting period and as evidenced by low MIS sales in the third quarter of 2012. Generally, the size of these transactions has been increasing and individual CPS and infrastructure transactions have been as high as $6 million in 2011. A small number of transactions can therefore lead to significant revenue, but cause greater volatility in our quarterly results and increase liquidity risk for us as these orders require much larger amounts of working capital to fulfill, which we attempt to manage through customer and vendor payment terms as part of our working capital management.

North America product revenue was $5.9 million or 35% of our product revenue for the three-month period ended September 30, 2012, compared to $14.5 million, or 85% of our product revenue, for the same period in 2011 and $12.1 million, or 69% of product revenue, in the second quarter of 2012. This decrease reflects lower MIS revenues which historically have largely originated in the North American market. For the nine-month period ended September 30, 2012, our North America product revenue was $28.6 million, or 57% of our total product revenue, compared to $30.8 million, or 64%, for the same period in 2011. The decrease in North American sales has been driven by the decrease in sales of MIS solutions.

We also sell products directly to customers in Asia and Western Europe and we have a network of international distributors in other territories that sell products for us. In these markets, customers are more likely to purchase a total power solution from us rather than a stand-alone UPS system. This usually results in a longer selling cycle and makes quarterly results from these regions more volatile. Thus the amount of revenue from our international markets can fluctuate significantly on a quarterly basis. Product sales to customers in Asia were $2.0 million, or 12% of our total product revenue, in the three-month period ended September 30, 2012, compared to $842,000, or 5%, for the same period in 2011 and $1.0 million, or 6%, for the second quarter of 2012. Product revenue in EMEA was $8.8 million, or 53% of product revenue, in the three-month period ended September 30, 2012, compared to $1.6 million, or 10%, for the same period of 2011 and $4.4 million, or 25%, for the second quarter of 2012. These fluctuations are primarily attributable to variations in sales of our MIS products in each region in the relevant periods and illustrate the impact of larger orders from fewer customers on quarterly revenue for each of these regions.

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

Service and other revenue decreased by approximately $648,000, or18%, for the three-month period ended September 30, 2012, compared to the same period of 2011. This decrease reflects lower professional fees associated with decreased MIS sales in the quarter compared to the prior period. For the nine-month period ended September 30, 2012, service and other revenue increased by approximately $1.3 million, or 14%, compared to the same period in 2011. The increase for the nine-month period reflects higher levels of service and contract work from direct product sales and from higher professional fees associated with increased infrastructure sales. For our MIS customers, we provide a full power solution, including design services, site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user, often including maintenance services.  We had increased service revenues from maintenance contracts and repair-related activities as our increasing installed base of UPS customers provides greater opportunities to generate such revenues. Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers, so these revenue opportunities do not typically exist for us on our OEM sales. We anticipate that service and other revenue will continue to grow with product revenue, particularly as our PowerHouse system revenue grows and as our installed base of UPS product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required.

Index

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products, ancillary equipment that is sourced from external suppliers, personnel, equipment and other costs associated with our assembly and test operations, depreciation of our manufacturing property and equipment, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total product revenue was 74% for the three-month period ended September 30, 2012, compared to 77% for the same period in 2011, and was 70% in the nine-month period ended September 30, 2012 compared to 74% in the same period of 2011. These decreases in costs as a percentage of revenue reflect more favorable UPS pricing compared to 2011 and higher levels of absorbed overhead costs attributable to a higher level of UPS system production. We continue to operate a manufacturing facility that has a manufacturing and testing capacity significantly greater than our current product revenue levels. A large portion of the costs involved in operating this manufacturing facility are fixed in nature and we have incurred unabsorbed overhead each quarter depending on the level of UPS system production. We continue to work on reducing our product costs through design enhancements and modifications, vendor management programs and increasing our sales volume to absorb these expenses. We have also improved our capabilities and efficiency in manufacturing and managing our infrastructure solutions which have reduced our total cost of production for these products and further contributed to the decrease in cost of product revenue as a percentage of revenue.

Cost of service and other revenue. Cost of service and other revenue includes the cost of component parts that we use in service or sell as spare parts, as well as labor and overhead costs of our service organization, including travel and related costs incurred in fulfilling our service obligations to our customers. Costs paid to third parties in fulfillment of service and design or installation services are also included in costs of service and other revenue. The cost of service and other revenue decreased to 59% of service and other revenue in the three-month period ended September 30, 2012, compared to 73% for the same period of 2011, and decreased to 64% in the nine-month period ended September 30, 2012 compared to 79% in the same period of 2011.  These percentage decreases reflect higher utilization of our service personnel and improved revenues on the professional service work we perform for MIS systems installation. We have had higher costs relative to the increase in service and other revenues as we have continued to expand our service team and broaden the geographic regions where we have service capability as our total business grows. The utilization of our service personnel will also be affected by the number of MIS solution products implemented in a particular period, and in periods where we have a low number of installation projects we would expect our costs as a percentage of revenue to increase due to lower employee utilization. A large portion of the costs involved in operating our service organization are fixed in nature and depending upon the revenues for the quarter, we may incur unabsorbed overhead each quarter. We continue to work on reducing our service overhead through better utilization of our service employees and cost control measures. This infrastructure also means that we can leverage this investment and grow our service capabilities substantially by adding direct technical labor only as required.

Gross profit. For the three-month period ended September 30, 2012, our gross profit was 29% of revenue, compared to a 24% gross profit margin for the third quarter of 2011 and a 36% gross profit margin for the second quarter of 2012. The improvement from the third quarter of 2011 reflects improved margins on our UPS business as a result of more favorable pricing and from higher manufacturing efficiency. The decrease in the margin from the second quarter of 2012 reflects the change in product mix from the prior quarter in which we had a significant increase of $5.3 million in revenue from third party ancillary equipment revenue in the third quarter. We experience lower margins from the sale of third-party equipment compared to the margins on our manufactured UPS and MIS products. Historically, MIS sales of our CPS and infrastructure products have generated lower margins for us than sales of our UPS products because they include a higher proportion of third party ancillary equipment. Our ability to improve our gross profit from these product lines has come from our ability to continue to reduce material costs and our efforts to improve our service margins through pricing and operational efficiency. Our ability to further improve gross margins will depend, in part, on our ability to further improve our sales channel mix, increase sales of higher margin products such as our UPS products, increase product prices, improve our professional service margins through further pricing and operating efficiency, and increase our total revenues to a level that will allow us to improve the utilization of our manufacturing and service operations.

Research and development. Research and development expense primarily consists of compensation and related costs for employees engaged in research, development and engineering activities, third party consulting and product development activities, as well as an allocated portion of our occupancy costs. Overall, our research and development expenses were approximately $53,000, or 4%, higher in the third quarter of 2012 compared to the third quarter of 2011 and were $107,000, or 7%, lower than the second quarter of 2012. We are currently developing a new generation of UPS product that we believe will offer greater power modularity and space efficiencies especially as we target the larger power market segments, which we expect to introduce later this year.   We have increased headcount and prototyping expenses to support this new product development and meet our delivery deadline and to support new infrastructure and UPS products that we believe will contribute to future revenue growth.

Selling and marketing. Selling and marketing expense primarily consists of compensation, including variable sales compensation, and related costs for sales and marketing personnel, and related travel, selling and marketing expenses, as well as an allocated portion of our occupancy costs and the cost of our foreign sales operations. Selling and marketing costs were approximately $80,000, or 2%, lower in the third quarter of 2012 compared to the third quarter of 2011 and decreased approximately $450,000, or 12%, from the second quarter of 2012 primarily from lower headcount and lower commissions for third party manufacturers’ representatives as well as lower employee sales compensation.

Index

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for executive and administrative personnel, professional fees, and taxes, including sales, property and franchise taxes. General and administrative expenses for the third quarter of 2012 increased approximately $411,000, or 32%, compared to the same period in 2011 due to higher recruiting and other professional services fees, as well as an increase in our provision for doubtful accounts, and decreased by approximately $249,000, or 13%, compared to the second quarter of 2012 due to lower compensation costs and professional fees.

Interest expense, net. Net interest expense for the third quarter of 2012 increased by approximately $12,000, or 18%, compared to the third quarter of 2011. We incurred higher interest expense in 2012 as we had a larger average outstanding balance on our revolving credit facility. Our average cash and investments balance over the three-month period ending September 30, 2012 increased by $4.8 million, or 45%, compared to the average balance over the same period ending September 30, 2011. This higher average cash balance resulted in higher interest income, which offset a portion of the higher interest expense.

Other income (expense), net. Other income (expense) in the third quarter of 2012 and 2011 primarily reflects foreign exchange gains (losses) on a bank account and sales contracts held in foreign currencies.

Liquidity and Capital Resources

Our primary sources of liquidity at September 30, 2012 are our cash and investments on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect that we will have adequate capital resources in order to continue operating our business for at least the next 12 months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are potential risks, including that our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2012 and beyond or significantly affect our level of liquidity, which may limit our opportunity to pursue certain opportunities to grow our business.

A substantial increase in sales of our MIS solutions, including our PowerHouse or our infrastructure solutions products, or a substantial increase in the volume of UPS sales may materially impact the amount of liquidity required to fund our operations. The amount of time between our expenditures for raw materials, manufacturing and shipment of products and our receipt of payments from our customers (the cash cycle) for sales of our CleanSource UPS product can be as short as 45 days, and is typically 60 days. However, the cash cycle on a PowerHouse product sale can be as much as 210 days, depending upon customer payment terms. We intend to mitigate the financial impact of this longer cash cycle by requiring customer deposits and periodic payments where possible from our customers. This is not always commercially feasible, and in order to increase our MIS revenues, we may be required to make larger investments in inventory and receivables. These larger investments may require us to obtain additional sources of working capital, debt or equity financing in order to fund this business.

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

Index

The following table summarizes the quarterly changes in cash used in operating activities:

($ in thousands)	Nine Months Ended September 30,		Variance 2012 vs. 2011
	2012	2011	$	%
Cash used in operating activities	$(5,192)	$(7,551)	$2,359	31%

Cash used in operating activities decreased by $2.4 million in the nine-month period ended September 30, 2012 compared to the same period of 2011. This was primarily due to a $2.2 million decrease in our level of operating losses and from changes in our working capital requirements caused by the timing of product shipments to our customers. This timing of large orders can cause large fluctuations in the amount of cash required for operations on a quarterly basis.

The fluctuations in working capital are impacted by the timing of product orders and shipments. In the nine-month period ended September 30, 2012, we saw a decrease of approximately $77,000 in inventory as inventory levels declined primarily due to  timing of product delivery on MIS projects. Our receivables increased by $6.5 million since December 31, 2011, reflecting the higher revenue levels and a higher proportion of revenues that were recognized toward the end of the reporting period. Our prepaid expenses and other assets increased by $1.0 million since December 31, 2011, due to prepayments required on supplier purchase orders for inventory required to fulfill infrastructure solutions sales orders. These uses of funds were offset by an increase in deferred revenue of $3.1 million since December 31, 2011. These increases reflect timing of customer deposits and advance payments related to the timing of our large CPS and infrastructure projects. We anticipate that cash provided by (used in) operations will fluctuate significantly based upon the volume and size of our CPS and infrastructure solutions sold and by the timing of product delivery relative to our reporting periods, and that such volatility in sources and uses of funds will continue based upon growth of our CPS and infrastructure solutions businesses.

The following table summarizes the quarterly changes in cash used in investing activities:

($ in thousands)	Nine Months Ended September 30,		Variance 2012 vs. 2011
	2012	2011	$	%
Cash used in investing activities	$(1,021)	$(2,091)	$1,070	51%

Investing activities primarily consist of purchases of property and equipment. Capital expenditures were $1.2 million, or 54% lower in the nine-month period ending September 30, 2012, compared to the same period of 2011, which is attributable to the fact that in the 2011 period that we invested in multiple demonstration CPS systems in Asia and Europe. This year’s expenditure is related to the commencement tooling for our next generation UPS product.

The following table summarizes the quarterly changes in cash provided by financing activities:

($ in thousands)	Nine Months Ended September 30,		Variance 2012 vs. 2011
	2012	2011	$	%
Cash provided by financing activities	$10,034	$3,265	6,769	207%

Funds provided by financing activities during the nine-months ended September 30, 2012 primarily reflect the sale of common stock in the first quarter of 2012 pursuant to which we sold approximately 14.3 million shares of common stock at a purchase price of $0.68 per share, for proceeds, net of fees and expenses, of approximately $9.6 million, and also reflects proceeds from the exercise of employee stock options.

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

We renegotiated the term of our $12.5 million revolving line of credit facility with Silicon Valley Bank during the third quarter of 2012. The new facility is on substantially the same terms and conditions as our previous facility and extends the expiration date of this facility until August 2014. We believe the renegotiated credit facility will enable us to extend and better utilize this credit facility and provide us greater flexibility in our working capital management.

We believe that our cash and investments and our sources of available liquidity, including our bank credit facility, will be sufficient to fund our operations for at least the next 12 months. However, a sudden change in business volume or product mix, positive or negative, from any of our business or channel partners or in our direct business could significantly impact our expected revenues. The global economic downturn has reduced our confidence at predicting future revenues, and even with improving economic conditions, there is still uncertainty and risk in our forecasting. However, we feel we have sufficient demand visibility to provide us with some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we can see and anticipate a shortfall in revenue or give us time to identify additional sources of funding if we anticipate an increase in our working capital requirements due to increased revenues or changes in our revenue mix. A significant increase in sales, especially in our PowerHouse or our infrastructure solutions business, would likely increase our working capital requirements, due to the longer production time and cash cycle of sales of these products.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates. The majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we allow and in terms of the credit quality of the investments we hold. Because of the nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on interest income or their fair value.

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

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended September 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Our increased emphasis on larger and more complex system solutions has increased the effort and time required by us to complete sales to customers. Further, a larger portion of our quarterly revenue is derived from relatively few large transactions with relatively few customers. For example, during the three months ended September 30, 2012, our three largest customers contributed an aggregate of 65% of our revenue. Any delay in completing these large sales transactions or reduction in business volume from these large customers, may result in significant fluctuations in our quarterly revenue. In addition, we use anticipated revenues to establish our operating budgets and a large portion of our expenses, particularly rent and salaries are fixed in the short term. As a result, any shortfall or delay in revenue could result in increased losses and would likely cause our operating results to be below public expectations.  Further, we may purchase inventory and enter into commitments with our suppliers based on purchase orders we receive from our customers, which orders subsequently may be cancelled or deferred.  While our customers are typically legally obligated to take delivery against a purchase order, any such cancellation or deferral may extend the amount of time between our expenditures for inventory and supplier commitments and our receipt of payment from our customers. The occurrence of any of these events would likely materially adversely affect our results of operations, and could adversely impact our liquidity, which would likely cause the market price of our common stock to decline.

We are significantly dependent on our relationships with Hewlett Packard and Caterpillar. If these relationships are unsuccessful, for whatever reason, our business and financial prospects would likely suffer.

Caterpillar (including its dealer network) is our primary OEM customer and our largest single customer for our UPS products. Caterpillar and its dealer network accounted for 19%, 16%, and 15% of our revenue in 2010, 2011 and the nine months ended September 30, 2012, respectively. HP is our largest IT channel partner and accounted for 25%, 36%, and 36% of our revenue in 2010, 2011 and the nine months ended September 30, 2012, respectively. A number of factors could cause these customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays or changes in their product offerings or securing other sources for the products that we manufacture, cancellations or deferrals by their customers, or developing such products internally.  If our relationships with HP or with Caterpillar are not successful or suffer a material adverse change, such as a material reduction in the level of orders or their failure to timely pay us, our business and operating results would likely suffer.

The transition to a new Chief Executive Officer and new Chief Financial Officer may limit our ability to effectively execute on our business plan.

Effective March 1, 2012, Douglas Milner became our President and Chief Executive Officer.  Because he is relatively new to Active Power, his experience with our management team and knowledge of our operations is limited.  While Jan Lindelow, who had been serving as our Interim Chief Executive Officer, is assisting Mr. Milner as he transitions into the position, this leadership change may result in disruptions to our business or operations or otherwise limit the ability of our management team to effectively execute on our business plan, which could have an adverse effect on our results of operations and financial condition.

In addition, on June 13, 2012, John Penver delivered his resignation as our Vice President of Finance, Chief Financial Officer and Secretary, to be effective as of October 31, 2012.  We have hired a new Chief Financial Officer, Steven Fife, who will assume responsibility on November 1, 2012.  The transition to a new Chief Financial Officer will require time and expense, may cause disruptions in our finance and accounting function and may limit the ability of our management team to effectively execute on our business plan. If we are unable to manage this transition efficiently and effectively, our business and operating results may be adversely affected.

Our common stock could be delisted from The Nasdaq Capital Market if our stock price continues to trade below $1.00 per share.

Prior to June 21, 2012, our common stock was listed on The Nasdaq Global Market. In June 2012, we applied to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market.  Upon transfer to The Nasdaq Capital Market, we are required under Rule 5550(a)(2) to maintain a minimum bid price of $1.00 for our common stock.  On June 19, 2012, we received approval from Nasdaq of our application for the transfer of the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market, effective at the market open on June 21, 2012, and granting us an additional 180 days pursuant to Marketplace Rule 5810(c)(3)(A)(ii) to regain compliance with the minimum $1.00 per share bid price requirement for continued listing on The Nasdaq Capital Market.  If at any time before December 17, 2012, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have achieved compliance. If compliance with Marketplace Rule 5550(a)(2) cannot be demonstrated by December 17, 2012, our common stock will be subject to delisting from The Nasdaq Capital Market.

Index

In the event that we receive notice that our common stock is being delisted from The Nasdaq Capital Market, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Nasdaq Hearings Panel.

We will continue to monitor the bid price for our common stock and consider various options available to us (including a possible reverse stock split) if our common stock does not trade at a level that is likely to regain compliance.

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

10.1*
 Second Amendment to Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated August 15, 2012 (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K filed on August 20, 2012)

10.2	Offer Letter, dated October 1, 2012, between Active Power, Inc. and Steven R. Fife

10.3	Severance Benefits Agreement, dated October 8, 2012, between Active Power, Inc. and Steven R. Fife

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

101
The following financial statements from the Active Power’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Incorporated by reference to the indicated filing.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

October 31, 2012	/s/ J. Douglas Milner
(Date)	J. Douglas Milner
President and Chief Executive Officer
(Principal Executive Officer)

October 31, 2012	/s/ John K. Penver
(Date)	John K. Penver
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)