Form 10-K
period 2012-12-31
ACTIVE POWER INC
filed 2013-03-04
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on the last day of registrant’s most recently completed second fiscal quarter, June 30, 2012, as reported on The Nasdaq Stock Market, was approximately $59.9 million (affiliates being, for these purposes only, directors and executive officers).

As of February 28, 2013, the registrant had 19,233,281 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of Form 10-K is incorporated by reference to the registrant’s proxy statement for its 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2012.

Active Power, Inc.

Unless otherwise indicated, “we,” “us,” “our,” and “Active Power” mean Active Power, Inc., including our predecessor Texas corporation and our subsidiary companies. References in this report to “$” or “dollars” are to United States of America currency.

Special Note Regarding Forward-Looking Statements

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements about historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. See Item 1A. Risk Factors in this Form 10-K for further information on some of the specific risks which could impact such forward looking statements.

You can identify forward-looking statements by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or financial condition, or state other “forward-looking” information. We believe it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the section captioned “Risk Factors” in Item 1A of this report, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements.

PART I.

ITEM 1.	Business.

Overview and Strategy

Active Power designs, manufactures and services uninterruptible power supply (“UPS”) products and modular infrastructure solution (“MIS”) products that provide electrical power continuity and integrated infrastructure platforms for data centers and other mission critical applications.

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

We have sold our patented flywheel-based UPS products since 1999. As of December 31, 2012, we have shipped more than 3,500 flywheels in UPS system installations, delivering more than 900 megawatts of power to customers in 57 countries around the world, providing nearly 150 million runtime hours of operation.

On December 21, 2012 we effected a reverse stock split of our outstanding Common Stock at a reverse split ratio of five-for-one (the “Reverse Stock Split”), reduce the total number of shares of Common Stock that we are authorized to issue to 30,000,000, and reduced the total number of shares of Preferred Stock that we are authorized to issue to 2,000,000. The par value per share of the common stock before and after the split is $0.001. Any and all references to shares or share price information throughout this Form 10-K have been adjusted to reflect the impact of the reverse stock split.

In addition to selling stand-alone UPS products, we also manufacture and sell modular infrastructure solutions that provide critical power and infrastructure in a pre-packaged format and offer the same customer benefits with regard to operating efficiency, reliability and cost as our UPS products. These MIS products may include our UPS products as a component. For example, we design, manufacture and sell modular power infrastructure products that integrate our UPS products with other related equipment such as switchboards and backup diesel generators and is sold as a complete power solution for customers. We also integrate and build modular power and IT infrastructure solutions to specification, based on customer and other third party designs. These solutions are typically enclosures that have a fully built out interior – including electrical, cooling, monitoring and other elements – ready for the customer to add its IT racks and servers. They serve as the infrastructure for modular data center products which are self-contained fully functioning data centers once the customer adds its IT equipment. These industry emerging products can be deployed rapidly and at a lower cost than traditional brick-and-mortar solutions and are optimally suited for hyper-scale IT and cloud applications.

In 2012, 57% of our product revenue came from the sale of UPS products, and 43% from the sale of modular infrastructure solutions.

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

We have evolved significantly since the company was founded in 1992. Our early focus was on research and development of the core products that continue to enable our business today. Over the past several years, we have focused our efforts on brand, markets, and channels of distribution. The technological foundation of Active Power has yielded more than 100 worldwide patents and a highly differentiated, cost-efficient product platform that we have evolved into an expanding suite of infrastructure solutions. As we go forward, it is critical for us to focus on both developing technology to maintain and grow our leadership position and expand our addressable markets and on building channels of distribution to have more avenues into the market.

Active Power has developed and implemented a go-to-market strategy to set the direction for our sales and marketing initiatives and plans around the following components:

●	Customer: Data Center Applications Across Vertical Markets
●	Distribution: Partner Enabled Distribution Strategy Transacted Locally
●	Geography: Global Markets served from four Centers of Operation
●	Products: Continuous Power and Infrastructure Solutions
●	Value: Efficient, Reliable, Green Solutions
●	Service: Installation, Maintenance, Project Management and Other Professional Services

As a result of this strategy, we have been successful in improving our operating performance, broadening our global footprint, diversifying our customer base, broadening our sales channels and partners, and moving higher up the customer value chain with innovative developments of our core underlying product technology.

In line with our ongoing efforts to improve margins and operational efficiency and to achieve consistent and growing levels of profitability, we have been evaluating our level of fixed costs. During the third quarter of 2012, we executed cost savings measures that we expect to yield annualized savings of about $1.6 million, and recorded a one-time restructuring charge of approximately $0.2 million. We believe these measures will help ensure we are making appropriate investments for the future while also aligning our overhead to support consistent and profitable growth.

Customer & Target Markets

According to a 2012 report on the world UPS market by IMS Research, the global UPS market was estimated to be approximately $8.3 billion in 2012. IMS Research projects the market will increase to approximately $8.7 billion in 2013 and will grow to approximately $10.7 billion by 2016 with a compound annual growth rate of nearly 6% (2011-2016).

UPS products can be classified into single phase and three phase systems. We are engaged in the higher power, three phase market and do not offer any systems in the lower power, single phase range. The market for three phase systems is typically stratified by kVA (kilo-Volt-Amps or power level) and by geography. We have refined our focus on customers in the 100 kVA and higher category. In 2012, this category of the UPS market was estimated to be $2.2 billion of the global market and is forecasted to be nearly $3.0 billion of the total market opportunity in 2016 according to the 2012 IMS Research report. The 100 kVA and higher category is the fastest growing section of the UPS market according to IMS Research with a compound annual growth rate of nearly 7% (2011-2016).

Beyond the UPS market, the modular data center market significantly expands our addressable market. In fact, this market is estimated at nearly $700 million and anticipated to grow to approximately $2.5 billion by 2015 with a compound annual growth rate of 52% (2011-2015), according to a 2012 report published by 451 Research.

In terms of our business, we participate in this section of the market with two types of modular infrastructure solutions. The first is a factory built complete modular power solution that typically contains all the components of a critical power system integrated into a single package and deployed in a purpose built enclosure. The components can include UPS; generator; switchgear and automatic transfer switch; monitoring and control systems; and analytics software. The second is a customized modular infrastructure solution built to customer specification and may contain a combination of power, cooling and/or IT infrastructure. We provide design, customization, construction, project management, installation, and service on these solutions.

We believe it is necessary for a company the size of Active Power that competes in a growing and highly competitive data center and power infrastructure market to maintain a level of focus that maximizes return on sale and ultimately shareholder value. Therefore, our market strategy is directed at two customer types of data center applications to help target our investment, focus, and efforts:

1.	Extreme / Hyperscale Group

Extreme scale customers typically are companies with a vast global presence directly in the heart of or the basis for the IT industry itself. They operate and manage large operations of more than 25,000 nodes in single locations across the world. Deployments are typically in the thousands of server nodes, representing several megawatts of UPS power and corresponding power and cooling infrastructure.

2.	Enterprise Group

Enterprise is one of the largest customer groups within the UPS industry at approximately $1 billion. We further break this down into Regional Colocation Providers and Corporate Data Centers as the customer engagement is noticeably different between the two.

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

The following list provides a representative sample of end user customers that utilize our products and solutions to support and enable their operations. The list includes customers to whom such products and solutions have been sold directly by us or via our OEM partners, manufacturing representatives, distributors or strategic IT partners:

Representative Customers	Industry
21vianet (China)	Service Provider / Colocation
ABC Broadcasting Local Affiliates	Broadcast
ARM (UK)	Technology
Banner Healthcare	Healthcare
Bristol Meyers Squibb	Healthcare
Capgemini	Service Provider / Colocation
CBS Broadcasting Local Affiliates	Broadcast
Dell	Technology
Eurocopter (France)	Aerospace
FOX News Affiliates	Broadcast
GDS Services (China)	Service Provider / Colocation
Hewlett-Packard	Technology
Hexal	Healthcare
MAN Diesel (Germany)	Manufacturing
National Oceanic and Atmospheric Association	Government / Military
National Oilwell Varco	Industrial
Nestle (Algeria)	Manufacturing
Nintendo (USA)	Gaming
Novartis (Switzerland)	Pharmaceutical
Oracle	Technology
Orange Telecom	Telecommunications
Royal Bank of Scotland	Financial
Southern California Edison	Utility
Stanford University (US)	Education
State Grid Corporation of China	Utility
Tesco (UK)	Consumer Goods
T-Systems (Czech Rep)	Telecommunications
U.S. Navy	Government / Military
Verizon Business (Terremark Worldwide) (US)	Service Provider / Colocation
Yahoo! (USA)	Internet

Distribution: Partner Enabled Distribution Strategy Transacted Locally

We continue to develop client relationships by selling directly and through our network partners. Specifically, we bring products to market through the following distribution methods:

●	sales made directly by us;
●	manufacturer’s representatives;
●	distributors;
●	OEM partners; and
●	strategic IT partners

Sales made directly by us. Our direct sales teams are located in North America, Europe and Asia and are supported by four regional offices in the U.S., United Kingdom, Germany, and China. Our direct sales teams are securing and establishing local presence and brand awareness, winning large customer orders, and developing the foundation for the long-term client relationships in their local markets.

Manufacturer’s Representatives. We have relationships with a group of manufacturer’s representatives primarily in North America. A representative has been granted rights to sell Active Power products in a specific geographic territory. In exchange, the representative has agreed to sell a specific volume of our products and not sell any competitive products, all in exchange for compensation at a specified rate that is tied to the profitability of the underlying sales. We also maintain a group of non-exclusive representatives who have each been designated a territory in which to sell our products on a non-exclusive basis for a lower specified commission rate. This channel remains integral to the distribution of our products in North America and increases our geographic sales coverage without the necessity of adding direct sales personnel. Products are marketed and sold under the Active Power brand through this channel.

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

OEM Partners. OEM partners are our longest standing method of distribution and remain key to our overall business strategy. Our primary OEM partner and one of our largest customers is Caterpillar, Inc. (“Caterpillar”). Caterpillar markets Active Power’s UPS products under the Caterpillar brand name “CAT UPS” and as a complement to its electric power product lines of diesel engines and switchgear. Caterpillar is a global market leader in new generator sales and has the largest installed base of existing standby generators in the world. By offering the CAT UPS with a standby generator and switchgear, Caterpillar can transform a standby power system into a CPS. We believe this total solution gives both Caterpillar and us significant competitive advantages in the power quality market. In 2011, we signed a five-year distribution agreement with Caterpillar to continue this important relationship that dates back to 1999. Our sales to Caterpillar represented 19%, 16%, and 13% of our total revenue for the years ended December 31, 2010, 2011 and 2012, respectively.

Strategic IT Partners. We have entered into a number of agreements since 2007 with leading global organizations in the data center market who have the ability to collaborate with us on new sales opportunities. These relationships help us expand potential opportunities to market our products and services through all of our distribution channels. Our primary IT partner is Hewlett Packard Corporation (HP). HP accounted for 25%, 36% and 35% of our revenue during 2010, 2011 and 2012, respectively.

We have agreements with other global IT partners, such as a European based IT partner who generated 12% of our 2012 revenues; however, most are predominantly in the U.S. and we do not generate significant revenue from these other arrangements. We continue to negotiate additional agreements globally with other IT, telecom, and system integrators to increase opportunities for our business.

Additional Channels. In 2013, we will seek to add several other channels in an effort to grow our presence within the enterprise data center market. These channels may include systems integrators, general contractors, and data center property management firms, all of whom have interaction with enterprise clients at various critical stages of the customer buying process.

Geography: Global Markets supported by Four Centers of Operation

We are focusing our marketing and customer identification efforts in our global market supported by four regional offices or operations centers. Our operations centers are located in Austin, Texas; Osterode, Germany; Evesham, United Kingdom; and Beijing, China. Our global operations centers provide local sales and service, applications engineering, containerization, integration, and product testing for UPS and MIS products. Sales outside of North America accounted for approximately 29%, 38% and 40% of our revenues in 2010, 2011 and 2012, respectively. We expect that a significant portion of our total revenue will continue to be derived from international sales.

Products: UPS and MIS

CleanSource® UPS

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

Active Power introduced the world’s first integrated flywheel UPS product, which integrates UPS power electronics with flywheel energy storage technology. The flywheel stores kinetic energy – energy produced by motion – by constantly spinning a compact rotor in a low friction environment. When short-term backup power is required due to utility power fluctuations or losses, the rotor’s inertia allows it to continue spinning and the resulting kinetic energy is converted to electricity. The UPS draws upon the stored kinetic energy of the spinning flywheel to generate electricity to the load until the utility power returns, or in the event of a longer interruption, the generator comes online as a power source. The flywheel immediately supports the critical load upon loss of utility power. Within seconds of an extended outage occurring, the UPS signals the generator to start via the automatic transfer switch. The generator then carries the load until utility is restored. The following is an illustration of our typical Flywheel and UPS:

We market our flywheel-based UPS systems under the brand name CleanSource UPS. CleanSource UPS is a battery-free UPS system that integrates proprietary UPS electronics and our flywheel energy storage system into one compact cabinet lineup. We currently offer CleanSource UPS products in power configurations ranging up to 1.5 MVA, with the ability to parallel these products to provide more than eight megawatts of load protection. Combining CleanSource UPS with a generator provides customers with complete short- and long-term protection in the event of a power disturbance. UPS products including ancillary components provided as part of the complete UPS solution, branded by Active Power or our original equipment manufacturer (“OEM”) partners represented 48%, 32% and 59% of our total revenue for the years ended December 31, 2010, 2011 and 2012, respectively.

In November 2012, we introduced our CSHD (CleanSource High Density) next generation platform (see illustration above) available in standalone modules rated at 750kVA and 625kVA for 60 and 50 Hertz applications, respectively. This new system is scalable and can be paralleled together to provide more than 5MVA (million volt amps) of protected power. In addition to incorporating Active Power’s newest generation of flywheel technology, the CSHD platform design allows for the use of auxiliary batteries in the event the customer requires extended, autonomous run time for certain applications. We believe the new CSHD platform provides the flexibility, reliability, power density and total cost of ownership benefits that will make it a favorable complement to our existing products for large mission critical data center deployments. UPS products represented 51%, 35%, and 46% of total revenue in 2010, 2011 and 2012, respectively.

Modular Infrastructure Solutions

For customers looking for a complete, integrated continuous power system, we package our CleanSource UPS along with a generator, switch gear, monitoring and controls software, our generator starting module (known as “GenSTART”), an optional cooling system, and a comprehensive maintenance package into a fully integrated system. Due to the space efficiencies of our CleanSource UPS, we are able to offer all of these components in a pre-packaged containerized solution offering we market under the brand name PowerHouseTM (see illustration below).

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

To better serve our customers and leverage our expertise in integration, containerization and power distribution, we manufacture containerized infrastructure solutions designed to specification for select business partners. These solutions serve as the infrastructure for containerized data center products which are self-contained fully-functional data centers. Modular data centers may be rapidly deployed with other modular data centers as a cost-effective alternative to traditional raised-floor data centers.

Active Power designs and delivers the exterior shell and a fully outfitted interior – including electrical, cooling, monitoring, and other elements – ready for the customer to add its IT racks and servers. After the customer adds its IT equipment to our containerized infrastructure solution, the customer has a functional data center.

Modular Infrastructure Solutions represented 35%, 48%, and 35% of total revenue in 2010, 2011 and 2012 respectively.

Our products perform well in harsh environments where power quality or reliability are particularly poor, which makes them a good fit for countries with a poor power infrastructure or in harsh manufacturing or process environments, or situations where reliability is paramount, such as mission-critical business applications, particularly data center applications. Therefore we have traditionally focused our direct sales efforts on these types of customer situations.

The market for our products dictates that many of our products be manufactured and shipped quickly after an order is received. As a result, we are required to maintain significant inventories of components and systems. Therefore, inventory obsolescence is a risk for us due to engineering changes, shifting customer demand and rapid technological advances including the introduction by us or our competitors of products embodying new technology. We strive to mitigate this risk by monitoring inventory levels against product demand and technological changes. Additionally, some of our products have interchangeable parts or have long lives. There can be no assurance that we will be successful in these efforts in the future.

Services

We deliver worldwide customer support that offers clients assessment, implementation and lifecycle support services for all Active Power products. Building a portfolio of services to work with clients through the lifecycle of their power assessment design and implementation process is a key element of our service growth strategy. We offer the following services to our customers:

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

●
Start-Up and Commissioning. Once the system is deployed, our team takes the system through a rigorous commissioning process to ensure the system is working to specification. Our engineers work closely with the client’s team to make certain they are educated and trained on the successful operation of the system; and

●
Service, Support and Monitoring. Clients can choose from a variety of comprehensive service and support offerings, tiered to match an organization’s internal capabilities and requirements. We offer four tiers of maintenance programs specifically designed to deliver on both the long-term preventive maintenance requirements for the system and a client’s need for support. The level of support is at the client’s discretion. Ensuring a reliable and efficient operation requires accurate monitoring, which we offer as a hands-off remote monitoring service in our center, locally at the client’s facility, or as a combination of both.

Service revenues represented 14%, 17% and 19% of our total revenue for the years ended December 31, 2010, 2011 and 2012, respectively.

UPS and MIS Market Drivers

We believe there are several market dynamics fueling the growth of the UPS and MIS markets and the need for energy efficient, reliable and green backup power. These include:

Increase in data usage, storage and in data center density:

●
Growth of enterprise data, social networking sites, web-based applications, cloud computing and other similar technologies requires data centers to invest in more IT and physical infrastructure equipment to support growth in use and storage requirements;

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

●	A modular design-build approach is a more capital efficient model, enabling organizations to deploy IT and infrastructure as business and IT needs evolve, reducing underutilization.

Customers focused on convenience and improving margins:

●	More mission critical organizations are moving towards innovatively designed, turnkey data center and infrastructure solutions that involve less risk, cost, and complexity and more automation; and
●	Organizations want the ability to rapidly deploy data center and associated power and cooling infrastructure.

Increase in global energy consumption:

●	Rapid industrialization of highly populated world regions is increasing global energy demand and placing a premium on reliability of energy supply and sensitivity to loss of power
●	There is an increasing cost to produce and consume electricity due to rapid depletion of finite fossil fuel sources, instability in oil-producing regions and a preference for green energy sources.

Increasing economic impact of power interruption to users:

●	The financial cost of power interruption through loss of products, manufacturing down time, and computer processing interruptions; and
●	Reputational cost of power interruption to businesses.

We compete in two primary industry product areas: UPS products and Modular Infrastructure Solutions.

UPS Products. CleanSource UPS competes primarily against conventional battery-based UPS systems from vendors such as Emerson/Liebert, Eaton/Powerware, and APC/MGE. We also compete against rotary UPS systems from vendors such as Piller, Eurodiesel, and Hitec. For applications requiring less than one megawatt of critical load, we largely compete against battery-based competitors and for applications greater than one megawatt we tend to compete against rotary (battery-free) systems vendors. There is greater market acceptance of battery-free solutions (such as flywheel and rotary) compared to battery-based solutions in the one-megawatt and higher power range, making this a very strong market for our CleanSource UPS products. Several of the leading conventional UPS battery vendors have begun offering flywheel-based energy storage to replace batteries. Vycon is the principal manufacturer of these flywheel systems.

Our primary basis of competition in UPS systems is product differentiation and our advantages in power density (less space), power efficiencies, reliability, and total cost of ownership.

Modular Infrastructure Solutions. We provide competitive offerings in both the modular power infrastructure and modular IT infrastructure markets. Modular power infrastructure is a growing sector of our business that enables us to leverage the strengths and key benefits of our core product, CleanSource UPS. PowerHouseis the brand name for our prepackaged continuous power solution which is delivered in purpose-built enclosures for rapid deployment to support a variety of applications including facility expansion, temporary critical power needs, event support, disaster recovery, or to support a containerized data center product. We also offer complete continuous power solutions designed for use in traditional data center environments.

There are a variety of competitors with similar capabilities including system integrators and value added service providers who may procure required system components and assemble custom solutions. We believe that we are one of only a few UPS manufacturers in the world also offering pre-packaged standard solutions for quick delivery globally. The power density advantages we enjoy with our UPS products allow us to offer higher continuous power levels within the physical constraints of the containerized space compared to our competitors, which we believe is a barrier to entry for them and will lead to higher revenues from turnkey systems for us in the future. Our product’s ability to operate in temperatures of up to 40 degrees Centigrade in non-air -conditioned environments (such as a shell building or open-air facility) also acts as a competitive barrier to entry for battery UPS systems which require sufficient air conditioning to operate properly. We believe our ability to jointly market and leverage the activities of our mutual sales channels increases the revenue potential of PowerHouse for Active Power in future periods.

Modular IT infrastructure solutions refers to the components of a containerized data center. In 2010, we began designing and manufacturing containerized IT infrastructure solutions for select business partners on a contract basis. We design to specification and manufacture the modular shell and outfit the interior infrastructure (electrical, cooling, monitoring, etc.). Our clients then add the IT equipment including servers and racks, resulting in a self-contained modular data center that our partners deliver to end users.

As with PowerHouse, there are a variety of competitors around the globe with similar capabilities to manufacture these systems. We believe our experience with the power and cooling requirements of the infrastructure provides us with a competitive advantage in the design and manufacturing of these products. Further, the joint offering of our PowerHouse with our containerized infrastructure solutions provides efficiencies, scale, and advantages in sales, marketing, and engineering we expect customers to find increasingly compelling.

Value Proposition: Energy Efficient, Reliable, Green Solutions

As part of our go-to-market strategy, Active Power strives to build a sustainable competitive advantage, and the delivery of a compelling value proposition to the marketplace. The core differentiators for our solutions are the following:

●	Engineered to deliver industry leading energy efficiency performance reducing losses therefore using less energy; and

●	Superior power density: power delivered in about half the space of competitive systems.

●	Unique patented design delivers predictable consistent and continuous operation; and

●	Proven to be less likely to fail versus conventional systems.

●	Higher energy efficiency reduces operating expenses, carbon footprint and impact on the environment; and

●	Delivers significant total cost of ownership savings to our customers in the near term.

Intellectual Property and Assets

We rely upon a combination of patents, trademarks, confidentiality agreements and other contractual restrictions with employees and third parties to establish and protect our proprietary rights. We have filed dozens of applications before the U.S. Patent and Trademark Office, of which 52 have been issued as patents, of which 41 of those patents are currently active. Additionally, we are attempting to strengthen our patent protection abroad for our technology by continuing to file patent applications and receive patents in Europe and Asia. These efforts have resulted in 55 foreign patents being issued, of which 29 are active. Our patent strategy is critical for preserving our rights in and to the intellectual property embedded in our CleanSource UPS and PowerHouse product lines and in newer technologies. As a manufactured, tangible device that is sold, rather than licensed, our products do not qualify for copyright or trade secret protection. To enforce ownership of our technology, we principally rely on the protection obtained through the patents we own and unfair competition laws. We intend to aggressively protect our patents, which would include bringing legal actions if we deem it advisable.

We own the registered trademarks ACTIVE POWER, CLEANSOURCE and COOLAIR in the United States and abroad. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

Research and Development

We believe research and development efforts are essential to our ability to successfully deliver innovative products that address the current and emerging customer, particularly as the power management/infrastructure market evolves. Our research and development team works closely with our marketing and sales teams, IT channel partners, and OEMs to define product requirements that address specific market needs. Our research and development expenses were $3.4 million, $4.7 million and $5.4 million in 2010, 2011 and 2012, respectively. We anticipate our research and development expenditures in 2013 will increase compared to 2012 as we finalize development of our next-generation UPS products and broaden our product portfolio. As of December 31, 2012, our research, development and engineering teams consisted of 30 engineers and technicians.

Manufacturing

We manufacture all of our UPS products at our headquarters in Austin, Texas. We are an ISO 9001:2008 quality certified operation which attests to the quality in products and process used to manufacture and deliver products and services to our clients. We source the majority of our components from contract manufacturers to enhance our ability to scale operations and minimize costs. This approach allows us to respond quickly to customer orders while maintaining high quality standards and optimizing inventory.

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

The growth in our revenue has enabled a higher level of utilization of our manufacturing facility. In addition, the expansion of our product lines has allowed us to increase production capabilities and gain more extended use of our existing factory. We believe our current workforce, facilities, and inventory levels will be sufficient to handle our near-term projected sales demand. However, over time, we will need to hire additional manufacturing personnel to address sales volume increases.

Local Assembly

A key component of our strategy is to maintain a flexible operating model that allows us to perform local integration, assembly and testing of certain of our MIS products. We perform this work either at company managed facilities or with local integration partners that have assembly, integration and test resources. We also provide the full complement of integration, assembly and test capabilities at our Austin, Texas facility.

Environmental Regulation

We must comply with many different federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of certain chemicals and gases used in our manufacturing processes. Our facilities have been designed to comply with these regulations and we believe that our activities are conducted in material compliance with such regulations. Any changes in such regulations or in their enforcement could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. Any failure by us to adequately control the storage, use, discharge and disposal of regulated substances could result in significant future liabilities. Increasing public attention has been focused on the environmental impact of manufacturing operations. While we have not experienced any materially adverse effects on our operations from recently adopted environmental regulations, our business and results of operations could suffer if for any reason we fail to control the storage or use of, or to adequately restrict the discharge or disposal of, hazardous substances under present or future environmental regulations.

Backlog

We generally operate our business without sufficient backlog of orders from our customers. Normally our products are shipped and revenue is recognized shortly after the order is received, usually within two quarters of the date of the order. Because historically our backlog has not always been sufficient to provide all of the next quarter’s revenue, revenue in any quarter is often dependent on orders booked and shipped throughout that quarter. We are attempting to increase the size of our backlog to allow greater efficiency in production and to facilitate business planning and to improve revenue visibility. During periods of economic uncertainty, the rate of customer orders can quickly decrease, limiting our ability to build a substantial backlog. Therefore, there can be no guarantee that we can successfully build and maintain a meaningful level of backlog.

Employees

As of December 31, 2012, we had 216 total employees in the following areas:

●	30 in research and development;

●	107 in manufacturing, sourcing and service;

●	59 in sales and marketing; and

●	20 in administration, information technology, human resourcesand finance.

None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Seasonality

Our business has experienced seasonal customer buying patterns for a number of years. In recent years, both the UPS and MIS markets have experienced relatively weaker demand in the first calendar quarter of the year and a sequential decrease in revenue from the fourth quarter. We believe this pattern, which we attribute to annual capital budgeting procedures, will continue. We also anticipate demand for our products in Europe and Africa may decline in the summer months compared to other regions because of reduced corporate buying patterns during the vacation season.

Where You Can Find Other Information

Active Power is a Delaware corporation originally founded in 1992 as a Texas corporation. We file annual, quarterly, current and other reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). You may read and copy any materials the company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers, including Active Power, that file electronically with the SEC. The address of that site is www.sec.gov.

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

You should carefully consider the risks described below before making a decision to invest in our common stock or in evaluating Active Power and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us, or that we currently view as immaterial, may also impair our business or operations. The actual occurrence of any of the following risks could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline. This report is qualified in its entirety by these risk factors.

This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our results could materially differ from those anticipated these forward-looking statements as a result of certain factors, including the risks described below and elsewhere. See “Special Note Regarding Forward-Looking Statements.”

We have a history of significant operating losses.

We have incurred annual operating losses since our inception in 1992. Although we achieved operating profitability on a quarterly basis (in the second quarter of 2012), we have not been able to sustain this and achieve annual operating profitability. As of December 31, 2012, we had an accumulated deficit of $262.8 million. To date, we have funded our operations principally through the public and private sales of our stock, from our credit facility, from product and service revenue and from development funding. We will need to generate significant additional revenue while maintaining our current margins in order to achieve annual profitability, and we cannot assure you that we will ever realize such revenue levels or achieve profitability on a consistent basis.

Our increased emphasis on larger and more complex system solutions and customer concentration may affect our ability to accurately predict the timing of revenues and to meet short-term expectations of operating results.

Our increased emphasis on larger and more complex system solutions has increased the effort and time required by us to complete sales to customers. Further, a larger portion of our quarterly revenue is derived from relatively few large transactions with relatively few customers. For example, in 2012, our three largest customers contributed 60% of our revenue. Any delay in completing these large sales transactions or any reduction in the number of customers or large transactions, may result in significant adverse fluctuations in our quarterly revenue. Further, we use anticipated revenues to establish our operating budgets and a large portion of our expenses, particularly rent and salaries are fixed in the short term. As a result, any shortfall or delay in revenue could result in increased losses and would likely cause our operating results to be below public expectations. The occurrence of any of these events would likely materially adversely affect our results of operations and likely cause the market price of our common stock to decline.

Our business may be affected by general economic conditions and uncertainty that may cause customers to defer or cancel sales commitments previously made to us.

Continuing economic difficulties and uncertainty in the Unites States and certain international markets have led to an economic recession and lower capital spending and credit availability in some or all of the markets in which we operate. A recession or even the risk of a potential recession or uneven economic growth conditions may be sufficient reason for customers to delay, defer or cancel purchase decisions, including decisions previously made. This risk is magnified for capital goods purchases such as the UPS and MIS products that we supply. Although we believe that our competitive advantage and our efforts to broaden the number of different markets in which we sell will help mitigate the economic risk associated with any one country or market vertical, any customer delays or cancellation in sales orders could materially adversely affect our level of revenues and operating results. Should our financial results not meet the expectations of public market analysts or investors, the market price of our stock would most likely decline.

Our financial results may vary significantly from quarter to quarter.

Our product revenue, operating expenses and quarterly operating results have varied in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. As a result you should not rely on our operating results during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. These factors which may affect our business include, among others:

●	timing of orders from our customers and the possibility that customers may change their order requirements with little or no notice to us;

●	rate of adoption of our flywheel-based energy storage system as an alternative to lead-acid batteries and our continuous power and infrastructure solutions;

●	ongoing need for short-term power outage protection in traditional UPS systems;

●	deferral of customer orders in anticipation of new products from us or other providers of power quality systems;

●	limited visibility into customer spending plans;

●	timing of deferred revenue components associated with large orders;

●	ability to manage capital requirements associated with large orders;

●	timing and execution of our new product introductions;

●	new product releases, licensing or pricing decisions by our competitors;

●	commodity and raw material component prices;

●	lack of order backlog;

●	ability to adjust our cost structure in response to reductions in income;

●	loss of a significant customer or distributor;

●	impact of changes to our product distribution strategy and pricing policies;

●	failure to achieve our anticipated revenue growth rate;

●	impact of changes to our product distribution strategy and pricing policies of our distributors;

●	changes in product mix;

●	changes in the mix of domestic and international sales;

●	rate of growth of the markets for our products; and

●	other risks described below.

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

A significant increase in sales of our modular infrastructure solutions may materially increase the amount of working capital required to fund our operations.

Because of the significant up-front investment required, and the longer period between order and delivery relative to our UPS products, a significant increase in sales of our modular infrastructure solutions may materially increase the amount of working capital required to fund our operations. The amount of time between the receipt of payment from our customers and our expenditures for raw materials, manufacturing and shipment of products (the cash cycle) for sales of our standard UPS product can be as short as 45 days, and is typically 60 days. However, this cash cycle on MIS sales can be as much as 210 days, depending on customer payment terms. We intend to mitigate the financial impact of this longer cash cycle by requiring customer deposits and periodic payments where possible from our customers. This is not always commercially feasible, and in order to increase our MIS sales, we may be required to make larger investments in inventory and receivables to fund these sales opportunities. During 2012, we obtained a bank line of credit with borrowing capabilities tailored to help us finance the growth of our modular infrastructure solutions business. However, if we experience a substantial increase in the size or number of modular infrastructure solutions orders, we may need to obtain additional sources of working capital, debt or equity financing in order to fund this business. If we are unsuccessful at obtaining additional sources of working capital, we may be required to curtail our level of modular infrastructure solutions sales or we may lose potential customers, both of which may cause our financial results not to meet the expectations of public market analysts or investors and adversely impact our results of operations.

We derive a substantial portion of our revenues from international markets and plan to continue to expand such efforts, which subjects us to additional business risks including increased logistical and financial complexity, managing internal controls and processes, political instability and currency fluctuations.

The percentage of our total revenue derived from customers located outside of North America was 29%, 38% and 40% in 2010, 2011 and 2012, respectively. Our international operations are subject to a number of risks, including:

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

To date, the majority of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars, Euros and British Pounds. All of our UPS products are manufactured in the United States and then sold to our foreign subsidiaries and customers, normally in U.S. dollars. We have generally benefited from the decline in value of the U.S. dollar relative to foreign currencies over the last several years, which have made our UPS products more price competitive in foreign markets. However, the value of the dollar will likely fluctuate, and an increase in the value of the U.S. dollar relative to foreign currencies could make our UPS products more expensive for our international customers to purchase, thus rendering our products less competitive. We also source the non-UPS components for our modular power infrastructure products locally where possible and pay for these components in local currencies as a way to mitigate the impact of fluctuations in foreign currencies and lessen the impact of any unfavorable fluctuations with the U.S. dollar. Because the UPS product is a small part of the total cost of a modular power infrastructure solution, this strategy will help minimize the effect of currency fluctuations on the pricing of our modular power infrastructure solutions. As our business expands internationally, many of our subsidiaries are selling products outside of their country of incorporation, and often in foreign currencies. To the extent that we record sales in other than our local currency, this can result in translation gains and losses. Currently, we do not engage in hedging activities for our international operations to offset this currency risk. However, we may engage in hedging activities in the future.

We are subject to risks relating to product concentration and lack of revenue diversification.

We derive a substantial portion of our revenue from a limited number of products, particularly our 250-900 kVA UPS product family. These UPS products are also an integral component part of many of our newer products such as PowerHouse and our IT infrastructure solutions. We expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products is therefore critical to our future success. Our future success will also depend on our ability to reduce our dependence on these few products by developing and introducing new products and product or feature enhancements in a timely manner. Specifically, our ability to capture significant market share depends on our ability to develop and market extensions to our existing product lines at higher and lower power range offerings and as containerized solutions. We are currently investing significant amounts to finalize development of our next-generation UPS and MIS products and to broaden our product portfolio. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance and the revenue generated from these new products and enhancements may not offset the costs, which would substantially impair our revenue, profitability and overall financial prospects. Successful product development and market acceptance of our existing and future products depend on a number of factors, including:

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

The future growth of our business will depend on our ability to expand our existing relationships with distributors, to identify and develop additional channels for the distribution and sale of our products and to manage these relationships. As part of our growth strategy, we may expand our relationships with distributors and develop relationships with new distributors. We will also look to identify and develop new relationships with additional parties that could serve as outlets for our products, or that could provide additional opportunities for our existing sales channels, such as the relationships that we have developed with IT hardware manufacturers such as HP. Our inability to execute this strategy successfully and to integrate and manage our existing OEM channel partners and our new distributors and manufacturer’s representatives could impede our future growth.

The transition to a new Chief Executive Officer and new Chief Financial Officer may limit our ability to effectively execute on our business plan.

Effective March 1, 2012, Douglas Milner became our President and Chief Executive Officer. This leadership change may limit the ability of our management team to effectively execute on our business plan, which could have an adverse effect on our results of operations and financial condition.

Effective November 1, 2012, Steven Fife became our Chief Financial Officer. The transition of the Chief Financial Officer position will require time and expense, and may cause disruptions in our finance and accounting functions, or may limit the ability of our management team to effectively execute on our business plan. If we are unable to transition efficiently and effectively, our business and operating results may be adversely affected.

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

Caterpillar, together with its dealer network, is our primary OEM customer and the largest single customer for flywheel-based products. Caterpillar accounted for 19%, 16% and 13% of our revenue in 2010, 2011 and 2012, respectively. HP is our largest IT channel partner and accounted for 25%, 36% and 35% of our revenue in 2010, 2011 and 2012, respectively. A number of factors could cause these customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays or changes in their product offerings or securing other sources for the products that we manufacture, or developing such products internally. If our relationship with Caterpillar or HP is not successful or suffers a material adverse change, such as a material reduction in the level of orders or their failure to pay us on a timely basis, our business and operating results may likely suffer if we are unable to quickly replace these revenues from another source or sources.

We have underutilized manufacturing capacity and have no experience manufacturing our products in large quantities.

In 2001, we leased and equipped a 127,000 square foot facility used for manufacturing and testing of our three-phase product line, including our UPS and energy storage products. To be financially successful, and to utilize fully the capacity of this facility and allocate its associated overhead, we must achieve significantly higher sales volumes. We must accomplish this while also preserving the quality levels we achieved when manufacturing these products in more limited quantities. To date, we have not been successful at increasing our sales volume to a level that fully utilizes the capacity of the facility and we may never increase our sales volume to necessary levels. From 2007 through December 2011, we subleased approximately 31,000 feet of our manufacturing facility to help lower our operating costs and to take advantage of surplus space that we leased but were not using. If we do not reach these necessary sales volume levels, or if we cannot sell our products at our suggested prices, our ability to reach profitability on an annual basis may be materially limited.

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

The market perception of our products and related acceptance of the products is highly dependent upon the quality and reliability of the products that we build. Any quality problems attributable to the UPS or modular infrastructure solutions product lines may substantially impair our revenue and operating results. Moreover, quality problems for our product lines could cause us to delay or cease shipments of products or have to recall or field upgrade products, thus adversely affecting our ability to meet revenue or cost targets. In addition, while we seek to limit our liability as a result of product failure or defects through warranty and other limitations, if one of our products fails, a customer could suffer a significant loss and seek to hold us responsible for that loss and our reputation with other current or potential customers would likely suffer.

We currently operate without a substantial backlog.

We generally operate our business without sufficient backlog of orders from our customers. Normally, our products are shipped and revenue is recognized shortly after the order is received, usually within two quarters of the date of the order. Because historically our backlog has not always been sufficient to provide all of the next quarter’s revenue, revenue in any quarter is often dependent on orders booked and shipped throughout that quarter. We are attempting to increase the size of our backlog to allow greater efficiency in production and to facilitate business planning and to improve revenue visibility. During periods of economic uncertainty, the rate of customer orders can quickly decrease, limiting our ability to build a substantial backlog. Therefore, there can be no guarantee that we can successfully build and maintain a meaningful level of backlog.

Seasonality may contribute to fluctuations in our quarterly operating results.

Our business has experienced seasonal customer buying patterns. In recent years, the UPS industry and our business have generally experienced relatively weaker demand in the first calendar quarter of the year, including a sequential decrease in revenue compared to the fourth quarter. We believe this pattern, which we attribute to annual capital budgeting procedures, is likely to continue. In addition, we anticipate that demand for our products in Europe and Africa may decline in the summer months, as compared to other regions, because of reduced corporate buying patterns during the vacation season.

We depend on sole and limited source suppliers, and outsource selected component manufacturing.

We purchase several component parts from sole source and limited source suppliers. As a result of our current production volumes, we lack significant leverage with these and other suppliers especially when compared to some of our larger competitors. If our suppliers receive excess demand for their products, we may receive a low priority for order fulfillment as large volume customers may receive priority that may result in delays in our acquiring components. If we are delayed in acquiring components for our products, the manufacture and shipment of our products could be delayed. We are, however, continuing to enter into long-term agreements with our sole suppliers and other key suppliers, when available, using a rolling sales volume forecast to stabilize component availability. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components. Some of these delays may be substantial. As a result, we purchase several critical, long lead time or single sourced components in large quantities to help protect our ability to deliver finished products. If we overestimate our component requirements, we may have excess inventory, which will increase our costs. If we underestimate our component requirements, we will have inadequate inventory, which will delay our manufacturing and render us unable to deliver products to customers on scheduled delivery dates. If we are unable to obtain a component from a supplier or if the price of a component has increased substantially, we may be required to manufacture the component internally, which will also result in delays, or we may be required to absorb price increases. Manufacturing delays could negatively impact our ability to sell our products and could damage our customer relationships.

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

Provisions of our certificate of incorporation and bylaws could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable. We also are subject to the anti-takeover laws of the State of Delaware, which may further discourage, delay or prevent someone from acquiring or merging with us. In addition, our agreement with Caterpillar for the distribution of UPS products provides that Caterpillar may terminate the agreement in the event we are acquired or undergo a change in control. The possible loss of a significant customer could be a significant deterrent to possible acquirers and may substantially limit the number of possible acquirers. All of these factors may decrease the likelihood that we would be acquired, which may depress the market price of our common stock.

The trading price of our common stock has been volatile and is likely to be volatile in the future.

Historically, the market price of our common stock has fluctuated significantly. In 2012, the sales price of our common stock ranged from $2.90 to $5.25 per share. In addition to the other risks described in the “Risk Factors” section of this Form 10-K, the market price of our common stock can be expected to fluctuate significantly in response to numerous other factors, many of which are beyond our control, including the following:

●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates by securities analysts, our financial guidance, or our failure to perform in line with such estimates or guidance;

●	changes in market valuations of other technology companies, particularly those that sell products used in power quality systems;

●	announcements by us or our competitors of significant sales, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	introduction of technologies or product enhancements that reduce the need for flywheel energy storage or modular infrastructure products;

●	the loss of one or more key OEM customers or channel partners;

●	inability to expand our distribution channels successfully;

●	departures of key personnel; and

●	changing external capital market conditions.

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

The trading market for our common stock will continue to depend on the research and reports that securities or industry analysts publish about us or our business. If we do not continue to maintain adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. Although there are three analysts that provided research coverage on our company during 2012, there can be no guarantee that these research analysts will continue to provide coverage of our company. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on our internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of our internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

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

Our corporate headquarters facility is a 127,000 square foot building that we lease in Austin, Texas. We lease this building pursuant to a lease agreement that expires in December 2016. Our manufacturing, administrative, information systems, sales and service groups currently utilize this facility. In July 2011, we leased an additional 26,195 square feet in a facility adjacent to our headquarters facility in order to expand our manufacturing capability for our Modular power and IT infrastructure products pursuant to a lease that expired in January 2013.

Our engineering facility of approximately 12,150 square feet is also located in Austin, Texas and is leased pursuant to a lease agreement that expires in March 2016.

 In addition to these properties, we lease facilities totaling 20,804 square feet in the United Kingdom, Germany and China for sales and service activities.

Our current manufacturing and test facilities located at our corporate headquarters can support a UPS business volume significantly in excess of our current revenues primarily with the addition of direct labor only and no need for additional significant capital investment. We believe our existing facilities are adequate to meet our current needs and plans.

ITEM 3.	Legal Proceedings.

We are, from time to time, subject to various legal proceedings, claims and litigation arising in the ordinary course of business. We do not believe we are party to any currently pending legal proceedings the outcome of which may have a material adverse effect on our operations or consolidated financial position. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Our common stock is traded on The NASDAQ Stock Market under the symbol “ACPW.” The following table lists the high and low per share sales prices for our common stock as reported by The NASDAQ Stock Market for the periods indicated:

	High	Low
2012
Fourth Quarter	$4.10	$2.90
Third Quarter	4.50	3.80
Second Quarter	4.85	3.55
First Quarter	5.25	3.25

2011
Fourth Quarter	$7.40	$2.95
Third Quarter	13.35	5.95
Second Quarter	15.15	10.30
First Quarter	15.05	8.65

As of February 28, 2013, there were 19,233,281 shares of our common stock outstanding held by 149 stockholders of record.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

We did not repurchase any of our securities during 2012.

Please refer to "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at December 31, 2012.

Sale of Unregistered Securities

None.

Stock Performance Graph

The graph depicted below shows a comparison of cumulative total stockholder returns for an investment in our common stock, The NASDAQ Stock Market (US) Composite Index, and a peer group of power technology companies having similar market capitalizations.

COMPARISON OF CUMULATIVE TOTAL RETURN

(1)
The Power Index peer group consists of an equal weighting of the following companies, all traded on The NASDAQ Stock Market: Active Power, Inc. (ACPW), American Superconductor Corp. (AMSC), Beacon Power Corp. (BCON), Capstone Turbine, Inc. (CPST), FuelCell Energy, Inc. (FCEL), Plug Power, Inc. (PLUG), and Satcon Technology Corp. (SATC).

(2)
The graph covers the period from December 31, 2007, the last trading day before the beginning of our fifth preceding fiscal year, through December 30, 2012, the last trading day of our most recently completed fiscal year.

(3)
The graph assumes that $100 was invested in our common stock on December 31, 2007 at the adjusted closing price on that date of $11.00 per share, in The NASDAQ Stock Market Composite Index and the peer group Power Index, and that all dividends, if any, were reinvested. No cash dividends have been declared or paid on our common stock.

(4)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.	Selected Consolidated Financial Data.

The following tables include selected consolidated financial data for each of our last five years. The consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and consolidated balance sheet data as at December 31, 2012 and 2011 have been derived from the audited consolidated financial statements appearing elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as at December 31, 2010, 2009 and 2008 have been derived from audited consolidated financial statements not appearing in this document. This data should be read in conjunction with the consolidated financial statements and notes thereto, with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and with the other financial data set forth elsewhere in this Form 10-K. Our historical results of operations are not necessarily indicative of results of operations to be expected for future periods.

Consolidated Statement of Operations Data	Year Ended December 31,
In thousands except per share data	2012	2011	2010	2009	2008
Total revenue	$76,315	$75,482	$64,955	$40,311	$42,985
Total cost of goods sold	51,601	57,581	46,935	31,081	34,997
Gross profit	24,714	17,901	18,020	9,230	7,988
Total operating expenses	26,440	24,781	21,824	20,193	22,074
Operating loss	(1,726)	(6,880)	(3,804)	(10,963)	(14,086)
Net loss	(1,922)	(7,094)	(3,925)	(11,033)	(13,442)

Basic and diluted net loss per share	$(0.10)	$(0.44)	$(0.25)	$(0.86)	$(1.12)

Consolidated Balance Sheet Data	Year Ended December 31,
In thousands	2012	2011	2010	2009	2008
Cash and investments	$13,524	$10,746	$15,550	$7,489	$11,171
Working capital	23,945	13,753	19,082	11,681	16,451
Total assets	45,799	35,027	39,518	29,344	32,671
Long-term obligations	713	726	579	468	521
Total stockholders’ equity	25,999	16,292	20,822	14,492	20,821

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements appearing elsewhere in this Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify forward-looking statements. In addition, please see the risk factors section above for a discussion of items that may affect our future results.

Executive Level Overview

Active Power is headquartered in Austin, Texas, where we design and manufacture our patented flywheel-based uninterruptible power supply (“UPS”) products and Modular Infrastructure Solutions (“MIS”). These solutions are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances.

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

Our patented flywheel-based UPS products store kinetic energy by constantly spinning a compact steel wheel (“flywheel”) driven from utility power in a low friction environment. When the utility power used to spin the flywheel fluctuates or is interrupted, the flywheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity known as “bridging power” for short periods, until either utility power is restored or a backup electric generator starts and takes over generating longer-term power in the case of an extended electrical outage. We believe our flywheel products provide many competitive advantages over conventional battery-based UPS products, including substantial space savings, higher power densities, “green” energy storage, and higher power efficiencies up to 98%. This high energy efficiency reduces operating costs and provides customers a lower total cost of ownership. We offer our flywheel products with load capabilities up to 8,400kVA. Our flywheel-based UPS systems are marketed under the brand name CleanSource. As of December 31, 2012, we had shipped more than 3,500 flywheels in UPS system installations, delivering more than 900 megawatts of power to customers in 57 countries around the world, providing nearly 150 million runtime hours of operation. UPS product revenue may include ancillary components delivered as part of a total UPS solution. In late 2012 we introduced our next generation CSHD 625kVA and 750 kVA UPS product, which we plan to start distributing in 2013.

We also sell modular infrastructure solutions, which incorporate our UPS products with other equipment including switchboards and a generator to provide complete short- and long-term protection in the event of a power disturbance. Where this integrated solution is sold in a containerized package, it is marketed under the brand name PowerHouse. PowerHouse can be deployed in an ISO or purpose built container depending upon location. These systems are specifically designed to handle the demands of the most technically advanced facilities requiring the highest power integrity available while maximizing up-time, useable floor space and operational efficiency. Designed to offer a highly flexible architecture to respond to a customer’s constantly changing environment, our PowerHouse systems are offered in four standard configurations, enabling sizing for infrastructure on demand. These systems are highly differentiated as they offer flexibility in placement, space savings, rapid deployment, high energy efficiency, and just in time use of capital deployment. They also deliver significant value to customers as the entire system is integrated and tested prior to delivery for a repeatable simple solution. We also sell modular power infrastructure solutions to customers in a non-containerized format, typically deploying such solutions inside buildings. We plan to continue growing revenue in coming years from current and future customers as modular data center infrastructure continues to gain acceptance in the market.

In close cooperation with strategic partners in the technology industry and leveraging our expertise in containerization and power distribution, in 2010 we began to manufacture modular IT infrastructure solutions, designed to specification for select IT channel business partners. These solutions serve as the infrastructure for modular data center deployment model and are in themselves self-contained fully-functional data centers. Modular data centers may be rapidly deployed with other modular infrastructure such as power and cooling to deliver a cost-effective alternative to traditional raised-floor data centers. Active Power designs and delivers the exterior shell and a fully outfitted interior – including electrical, cooling, monitoring, and other elements – ready for the IT channel partner to add its IT racks and servers. After the IT channel partner adds its IT equipment to our modular IT infrastructure solution, the IT channel partner has a functional data center ready for deployment at its end-user site.

Finally, we offer services in the form of installation, maintenance, project management, and other professional services. Services are often sold in conjunction with the products above, and are increasingly becoming a larger part of our overall revenue.

Our headquarters is located in Austin, Texas, with international offices in the United Kingdom, Germany and China.

In 2012, 57% of our product revenue came from the sale of UPS systems and 43% from the sale of modular infrastructure solutions. Our total revenue in 2012 increased by $0.8 million, or 1%, from 2011, primarily driven by an increase in UPS sales, up $9.0 million or 34% over 2011. Sales of our modular infrastructure solution products decreased by approximately $9.6 million, or 26%, compared to 2011 as we saw a decrease in demand from our IT channel partners in the U.S. Service revenue increased 11% in 2012 compared to 2011.

We sell our products to a wide array of commercial and industrial customers across a variety of vertical markets, including data centers, manufacturing, technology, broadcast and communications, financial, utilities, healthcare, government and airports. However, our primary focus is on data center applications within these vertical markets. We have expanded our global sales channels and direct sales force, selling in major geographic regions of the world, but particularly in North America, Europe and Asia. We sell our products through the following distribution methods:

●	Sales made directly by Active Power;
●	Manufacturer’s representatives;
●	Distributors;
●	OEM partners; and
●	Strategic IT partners.

We believe a number of underlying macroeconomic trends place us in a strong position to be one of the leading providers of critical power protection and infrastructure solutions. These trends include:

•	the increasing business costs of downtime;
•	a rapidly expanding need for data center infrastructure;
•	ever-increasing demands placed on the public utility infrastructure;
•	an inadequate investment in global utility infrastructure;
•	rising costs of energy worldwide driven by volume of energy used; and
•	an increasing demand for economically green solutions.

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

We have developed and implemented a go-to-market strategy to set the direction for our sales and marketing initiatives and plans around the following components:

•	Customer: Data Center Applications Across Vertical Markets
•	Distribution: Partner Enabled Distribution Strategy Transacted Locally
•	Geography: Global Markets served from four Centers of Operation
•	Products: UPS and Modular Infrastructure Systems
•	Value: Efficient, Reliable, Green Solutions
•	Service: Installation Maintenance, Project Management and Other Professional Services

            As a result of this strategy, we have been successful in improving our operating performance, broadening our global footprint, diversifying our customer base, broadening our sales channels and partners, and moving higher up the customer value chain with innovative developments of our core underlying product technology.

In line with our ongoing efforts to improve margins and operational efficiency and to achieve consistent and growing levels of profitability, we have been evaluating our fixed costs. During the third quarter of 2012, we executed cost savings measures that we expect to yield annualized savings of about $1.6 million. We believe these measures will help ensure we are making appropriate investments for the future while also aligning our overhead to support consistent and profitable growth.

Our revenue derived from North America was $45.8 million, $47.1 million and $45.8 million in 2010, 2011 and 2012, respectively, representing 71%, 62% and 60%, respectively, of our total revenues. Our revenue derived from customers located in Europe was $13.0 million, $19.0 million and $21.9 million in 2010, 2011 and 2012, respectively, representing 20%, 25% and 29%, respectively, of our total revenues. Our revenue derived from customers located in Asia was $4.4 million, $7.8 million and $6.2 million in 2010, 2011 and 2012, respectively, representing 7%, 11% and 8%, respectively, of our total revenues. Our largest revenue growth occurred in the European market, where our revenues increased by $2.9 million or 15% from 2011 to 2012. Our decrease in revenues in North America in 2012 was primarily derived from decreased sales of our modular infrastructure solutions. The decrease in revenues in Asia was driven by non-repeated business from a small number of large customer orders.

We believe our total revenue will grow in 2013 from both our products and services. With the introduction of the CSHD 625kVA and 750 kVA UPS product we expect to further increase our competitiveness to better serve the UPS markets. We also believe that the global growth in data center demand and from cloud-based computing and storage requirements will lead to higher sales of our UPS products. We are specifically targeting those customers with large IT and power needs who have the ability to make frequent and large UPS purchases as their global operations expand. In addition, we expect continuing market acceptance of our modular power infrastructure solutions to drive higher sales of our PowerHouse products globally.

Our gross margins fluctuate on a quarterly basis depending on changes in the product and geographic mix our revenues and were as high as 39% during the fourth quarter of 2012 and as low as 27% in the first quarter. On an annual basis, our gross profit margin increased to 32% in 2012 from 24% in 2011 and 28% in 2010. The increase in gross profit margin in 2012 from 2011 reflects the impact of an increase in the sales of our UPS systems, a higher percentage of services of our total revenue, and a decline in sales volume of our modular infrastructure solutions. Our modular infrastructure solution products generally earn lower margins for us than sales of our UPS products because they include a higher proportion of third party ancillary equipment. In 2012, we also had lower unabsorbed manufacturing costs due to higher utilization of our manufacturing facility, further improving our gross margins. Margins on our services are typically higher than on our product sales. However, as we gain more experience in the deployment of our modular infrastructure solutions, we anticipate an improvement in the margins we generate from this product as well.

Our operating losses were $3.8 million, $6.9 million and $1.7 million in 2010, 2011 and 2012, respectively. Our operating results include non-cash stock based compensation expenses of $1.1 million, $1.7 million and $1.4 million in 2010, 2011 and 2012, respectively. The decrease in operating losses from 2011 to 2012 was due to the improvement of our gross margins despite the modest 1% growth in revenue, slightly offset by a higher level of operating costs. Our operating costs increased by 7% or $1.7 million in 2012 compared to 2011, primarily due to increased engineering costs associated with the development of our latest new UPS product announced in the fourth quarter of 2012, sales and marketing costs associated with increased investments in this area in 2011 and early 2012, and general and administrative expenses associated with restructuring costs, equipment impairment, and professional fee expenses.

The larger sales price of our PowerHouse and modular IT infrastructure orders can cause large quarterly fluctuations in our inventory, receivables and payables balances, depending on the number of such orders in progress at any point in time. This can cause material fluctuations in the level of working capital we require. If the number of such orders increases rapidly or any of these orders have payment terms that are less favorable, we will need access to more working capital to fund the growth of our business and to fulfill these orders. We extended our bank revolving line of credit in 2012 to provide a source of funding for this scenario, to help fund our growth and manage our working capital requirements.

We have a history of operating losses and have not yet reached operating profitability on an annual basis. We believe that the success of our flywheel UPS products, our modular infrastructure solutions, and our service revenue combined with our focus on direct sales to customers and a lower overall operating cost base, will help us to further increase our revenues and reduce our level of operating losses and the amount of cash that we consume in our operations. To manage and reduce our operating costs, we recently took a number of actions including a reduction in headcount in the third quarter of 2012. We will need to continue to focus on operating costs and the management of cash and working capital in 2013 to maintain sufficient funds for our operating activities. Our total cash and cash equivalents at December 31, 2012 were $13.5 million, compared to $10.7 million at December 31, 2011. We believe that our cash and cash equivalents and our sources of available liquidity will be sufficient to fund our operations for at least the next twelve months.

Our sales cycle is such that we generally have visibility two to three quarters in advance for future orders; this allows us to anticipate revenues over this period of time with some degree of confidence. However, a sudden change in business volume or product mix, positive or negative, from any of our business or channel partners or in our direct business can significantly impact our expected revenues and impact our ability to quickly respond to opportunities. The continued slow global economic growth has reduced our confidence in the ability to predict future revenues, and even with improving economic conditions, there is still uncertainty and risk in our forecasting. This two to three quarter window of sales visibility does provide us with some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we can see and anticipate a shortfall in revenue or give us time to identify additional sources of funding if we anticipate an increase in our working capital requirements due to increased revenues or changes in our revenue mix. A significant increase in sales, especially in our modular infrastructure solutions business, would likely increase our working capital requirements due to the longer production time and cash cycle of sales of these products.

Should additional funding be required or desirable, we expect to raise the required funds through borrowings or public or private sales of debt or equity securities. If we raise additional funds through the issuance of convertible debt or equity securities, the ownership of our stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

Results of Operations

Product revenue

Product revenue primarily consists of sales of our UPS products and our modular infrastructure solutions. Our CleanSource power quality products are comprised of both UPS and energy storage product lines and our MIS products consist of our modular power infrastructure solutions, including PowerHouse (which are comprised of our UPS systems and some combination of third party ancillary equipment, such as engine generators and switchgear) and our modular IT infrastructure solutions that provide a combination of power distribution, cooling capabilities, security systems, fire suppression and monitoring capabilities for our business partners.

The following table summarizes for the periods indicated, a year-over-year comparison of our product revenue (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2012	$62,031	$(619)	(1	) %
2011	62,650	7,003	13%
2010	55,647	22,810	69%

Our product revenue represented 81%, 83% and 86% of total revenue for 2012, 2011 and 2010, respectively. Our product revenue was derived from the following sources (in thousands):

	2012	Change from Prior Year	2011	Change from Prior Year	2010
Product revenue:
UPS product revenue	$35,366	$8,972	$26,394	$(4,678)	$31,072
Modular Infrastructure Solutions	26,665	(9,591)	36,256	11,681	24,575
Total product revenue	$62,031	$(619)	$62,650	$7,003	$55,647

Comparison of 2012 to 2011

The decrease of our product revenue in 2012 compared to 2011 came from lower sales of our modular infrastructure solutions, primarily as a result of decreased large customer project orders from our IT channel partners. We were able to partially offset this by an increase in the international sales of our UPS and ancillary products. We believe the success of our business resides in a higher mix of sales of our core UPS products.

Our MIS products tend to be larger in value and derive sales from a smaller number of customers compared to sales of our UPS products. This smaller number of customers with greater transaction value can contribute to large quarterly fluctuations in revenue from each product family due to the timing of orders and shipments in any particular accounting period. A small number of transactions can lead to significant revenue but cause greater volatility in our quarterly results and increase liquidity risk. To manage this risk we will continue to refine and improve the payment terms of these opportunities as part of our working capital management process. We expect revenue to grow in coming years, as we introduce our next generation UPS products and other new products that result from our investment in research and development.

Product sales from our OEM channels, which were primarily from the sale of UPS systems, represented 15% of our product revenue for 2012 compared to 17% in 2011. Sales of our UPS products are a much smaller part of our OEM partner’s total business and subject to more volatility in quarterly sales, particularly during difficult economic periods as the OEM partners focus on their core business. In 2012 we saw fewer transactions but larger value transactions from our OEM channel. Product revenue from our OEM channels decreased 10% in 2012 relative to 2011, after decreasing 6% in 2011 compared to 2010. These declines reflect decreased performance from our OEM partners, specifically in the U.S. market. We have supported our OEM partners’ efforts to sell total solutions to their customers that include generators and switchgear that they manufacture along with our UPS products as a total solution. If our OEM partners are successful with this strategy, we believe that it will help drive an increase in our UPS product revenue. However, as our OEM partners sell more solutions, quarterly revenue becomes more variable. Caterpillar remains one of our largest customers as well as our largest OEM customer. Sales to Caterpillar represented 13% of our total revenue in 2012 compared to 16% in 2011.

Product sales from our IT channel partners represented 37% of product revenues for 2012 compared to 39% in 2011. This reduction reflects decreased demand of our MIS products during 2012 from our IT channel partners, primarily by HP. The level of orders may continue to fluctuate depending on our partner’s success and need for infrastructure solutions.

North America sales were 57% of our product revenue for 2012, compared to 62% for 2011. Our North America sales decreased by 8% in 2012 compared to 2011, primarily as a result of lower MIS product revenue and the decrease in sales from our OEM channels.

We also sell products directly to customers in Asia and Europe and we have a network of international distributors in other territories. In these markets, customers are more likely to purchase a total power solution such as PowerHouse from us rather than a stand-alone UPS system. This usually results in a longer selling cycle and makes quarterly results from these regions more inconsistent and dependent upon a smaller number of larger value transactions. Thus, the amount of revenue from our international markets can fluctuate significantly on a quarterly basis, but continue to increase when evaluated on an annual basis. Our sales in Europe increased by 15% in 2012 to $21.9 million as we continue to expand our sales force and operations, particularly in Germany and the UK where we have had an increase in UPS sales. Our sales in Asia decreased by 20% in 2012 to $6.2 million, which was primarily due to changing our focus from Japan, after closing our regional office there, to sales in China, where we see more return on investment opportunity and long term growth potential. China represents the second largest UPS market in the world and has the potential to become a substantial market for our products. Over time we anticipate increasing sales of our UPS products as well as our MIS products in China. We have historically experienced a lag between adding sales and service capabilities and generating meaningful revenue from a new territory. As a result, we would expect that the investments we have made during the last few years in Europe and Asia will generate higher revenues from these regions in 2013. We continue to invest in sales, service and marketing capabilities in each of these regions as well as building brand awareness for our company and products globally. We expect that a significant portion of our total revenue will continue to be derived from international sales.

Sales of our branded products through our direct and manufacturer’s representative channels represented 48%, 45%, and 53% of our product revenue for 2012, 2011, and 2010, respectively. As direct sales typically have higher profit margins than sales through our OEM and IT channels, we will continue to focus on building our direct sales channel to increase revenue and improve profit margins and to decrease our dependency upon any particular channel partner. We believe sales of our Active Power branded products in markets that were not covered by our OEMs will continue to increase over time and will continue to become a larger percentage of our total revenue.

Comparison of 2011 to 2010

The growth of our product revenue in 2011 came from the sale of modular infrastructure solutions, including Powerhouse, as our solutions gained market acceptance. We were able to significantly increase volume for these products through our IT channel partners and also with our direct sales organization, particularly in the Europe and Asia markets. We have been able to capitalize on the growing modular infrastructure solution market, where our modular power solutions offer higher power density and lower operating costs than competitive systems. Our solution is highly complementary to the offerings of IT companies marketing modular data center and IT products. We introduced the modular IT infrastructure solutions during 2010 as a way to capitalize on this complementary opportunity and to help grow sales of our PowerHouse products into the modular data center market. We were also successful at selling our PowerHouse product directly to military, utility and data center customers during 2011. Our efforts to grow modular power and IT infrastructure solution sales reflects our strategy of focusing on selling total solutions and not just UPS products to our customers.

Offsetting this increase in sales of our modular power and IT infrastructure products, we experienced a decline in sales of our UPS products in 2011. We had an absence of large UPS-only orders in 2011 from hyper-scale IT and collocation customers who had purchased large volumes of UPS products directly from us in 2010, particularly in the North American market that caused a decrease in UPS product revenues. We also saw a decline in sales volume from our OEM partners who historically have been our largest customer of UPS systems.

Individual modular power infrastructure sales have been as high as $6.0 million in 2011, as we delivered multiple modular power infrastructure products to single customers and our single largest order for modular infrastructure products was over $7.0 million in 2011.

Product sales from our OEM channels, which were primarily from the sale of UPS systems, represented 17% of our total revenue for 2011 compared to 20% in 2010. Sales of our UPS products are a much smaller part of our OEM partner’s total business and subject to more volatility in quarterly sales, particularly during difficult economic periods as the OEM partners focus on their core business. In 2011 we saw fewer transactions, but larger value transactions from our OEM channel. Product revenue from our OEM channels decreased by 5% in 2011 relative to 2010, after increasing by 30% in 2010 compared to 2009, reflecting decreased performance from our OEM partners. Caterpillar was one of our largest customers as well as our largest OEM customer in 2011.

Product sales from our IT channel partners represented 39% of our product revenues for 2011 compared to 27% of product revenues in 2010. This growth reflected the increased sales of modular power and IT infrastructure solutions during 2011 by our IT channel partners for their end-customers.

North America sales were 64% of our total revenue for 2011, compared to 73% for 2010. Our North America sales increased by 2% in 2011 compared to 2010, primarily as a result of lower UPS systems revenue and the decrease in sales from our OEM channels, which was offset by the continued growth in sales of our modular power and IT infrastructure solutions.

We also sell products directly to customers in Asia and Europe and we have a network of international distributors in other territories to sell our products. In these markets, customers are more likely to purchase a total power solution such as PowerHouse from us rather than a stand-alone UPS system. This usually results in a longer selling cycle and makes quarterly results from these regions more inconsistent and dependent upon a smaller number of larger value transactions. Thus the amount of revenue from our international markets can fluctuate significantly on a quarterly basis, but continue to increase when evaluated on an annual basis. Our sales in Europe increased by 47% in 2011 to $19.1 million as we continued to expand our sales force and operations, particularly in Germany and the UK where we have had success selling modular power infrastructure solutions into the data center market. Our sales in Asia increased by 76% in 2011 to $7.8 million, which increase primarily consists of increasing PowerHouse sales in China.

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

Year	Annual Amount	Change from Prior Year	Percent Change
2012	$14,284	$1,452	11%
2011	12,832	3,524	38%
2010	9,308	1,834	25%

Service and other revenue increased by 11% for 2012, compared to 2011. This increase is primarily due to higher levels of service and contract work from direct product sales and from professional fees associated with modular infrastructure solution sales. For these customers we provide a full power solution, including site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user often including maintenance services. We also had increased service revenues from maintenance contracts and repair related activities as our increasing install base of UPS customers provides greater opportunities to generate such revenues. In situations where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers directly, so these revenue sources do not exist on our OEM sales.

Service and other revenue increased by 38% for 2011, compared to 2010. This increase is primarily due to higher levels of service and contract work from direct product sales and from professional fees associated with PowerHouse and other modular infrastructure solutions sales. We also had increased service revenues from maintenance contracts and repair related activities as our increasing install base of UPS customers provides greater opportunities to generate such revenues.

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

Year	Annual Amount	Change from Prior Year	Percent Change
2012	$42,510	$(5,154)	(11	) %
2011	47,664	7,619	19%
2010	40,045	14,218	55%

The cost of product revenue decreased by 11% in 2012, while our product revenues decreased by 1%. This reflects improved pricing on our UPS products, a change in product mix towards higher UPS sales, as well as a focused effort to increase efficiencies by reducing levels of unabsorbed overhead costs. Cost of product revenue also included $0.2 million of stock-based compensation expense in both 2012 and 2011. The cost of product revenue as a percentage of total product revenue was 69% and 76% in 2012 and 2011, respectively. During 2012 and 2011 we operated a manufacturing facility that has a manufacturing and testing capacity significantly greater than required by our current product revenue levels.

We also continued to improve the efficiency and utilization of our manufacturing facility, which comprises of a large portion of our fixed costs. We incurred approximately $5.6 million and $6.0 million, in 2012 and 2011 respectively, in fixed costs for our manufacturing facility. Our manufacturing capacity is in excess of our current business requirements. We expense the excess costs of the underutilization of this facility as part of our cost of product revenues.

The 19% increase in cost of product revenue compares to the 13% increase in product revenues that we experienced in 2011 compared to 2010. This disparity reflects the higher relative cost and lower margin on our modular power and IT infrastructure products that we have historically experienced. Cost of product revenue also included $0.2 million and $0.1 million of stock-based compensation expense in 2011 and 2010, respectively. The cost of product revenue as a percentage of total product revenue was 76% in 2011, compared to 72% for 2010. This increase in cost as a percentage of revenue compared to 2010 reflects the impact of sales product mix and the higher levels of unabsorbed overhead costs attributable to a lower level of UPS system production. Our margins on modular infrastructure solutions sales were lower compared to the margins realized on our UPS sales because we realized lower margins on the third party equipment that we purchased and included in our containerized product offerings.

Cost of service and other revenue

Cost of service and other revenue includes the cost of component parts that we use in service or sell as spare parts, as well as labor and overhead costs of our service organization. This includes travel and related costs incurred in fulfilling service obligations to our customers and the costs of third party contractors used in completion of some of our professional services. The following table summarizes for the periods indicated a year-over-year comparison of our cost of service and other revenue (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2012	$9,091	$(826)	(8	) %
2011	9,917	3,027	44%
2010	6,890	1,636	31%

The cost of service and other revenue decreased by 8% in 2012 while our service and other revenues increased by 11%. As a percentage of service and other revenues, our costs were 64% of revenue in 2012, compared to 77% in 2011. This decrease in the cost of service and other revenue reflects higher utilization of service personnel and improved revenues on professional service work we perform for MIS systems installations. We continued to expand our service team to broaden the geographic regions where we have service capability as our total business grows. Operationally, we were challenged to manage the growth of our service organization so that it scales with the growth in total revenues so that we can meet customer requirements without growing our service organization cost structure too rapidly. The utilization of our service personnel will also be affected by the number of modular infrastructure solution products implemented in a particular period; in periods where we have a low number of installation projects, our costs as a percentage of revenue would be expected to increase. A large portion of the costs involved in operating our service organization are fixed in nature and we incur approximately $0.4 million to $0.5 million in unabsorbed overhead each quarter. We continued to work on reducing our service overhead through better utilization of our service employees and cost control measures. This infrastructure also means that we can leverage this investment and grow our service capabilities substantially by adding direct technical labor only as required.

The cost of service and other revenue increased by 44% in 2011 while our service and other revenues increased by 38%. As a percentage of service and other revenues, our costs were 77% of revenue in 2011, compared to 74% in 2010. This increase in the cost of service and other revenue was primarily due to lower margins realized in Europe for design, installation and project management on a number of large modular power infrastructure system sales in 2011. Additionally, we continued to expand our service team to broaden the geographic regions where we have service capability as our total business grows.

Gross profit

The following table summarizes for the periods indicated a year-over-year comparison of our gross profit in total (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change		Gross Margin
2012	$24,714	$6,813	38%		32%
2011	17,901	(119)	(1	) %	24%
2010	18,020	8,790	95%		28%

The following table shows gross margin by component, product or service, year over year.

Year	Product	Change from Prior Year	Service and Other	Change from Prior Year
2012	31%	29%	36%	57%
2011	24%	(14)%	23%	(12)%
2010	28%	-	26%	-

The increase in gross profit margin in 2012 compared to 2011 reflects the impact of an increase in product mix, weighted towards sales of our UPS products and services as a percentage of our total revenue. Generally, we realize lower margins on our MIS products than sales of our UPS products because they include a higher proportion of third party ancillary equipment that we are not able to resell at margins that are comparable to our UPS products. A change in sales mix driven by an increase in revenues from these higher margin products as a percentage of total revenues will result in a higher gross profit for our business. Our margins were also positively impacted by lower unabsorbed overhead costs from our manufacturing operations due to higher UPS product revenue.

The decrease in gross profit margin in 2011 compared to 2010 reflects the impact of an increase in sales of our modular power and IT infrastructure products as a percentage of our total revenue and the decline in our UPS systems revenue. Our margins were also negatively impacted by lower margins on professional services in Europe related to modular power infrastructure system installation and management, and from higher unabsorbed overhead costs from our manufacturing operations due to lower UPS product revenue. Our costs for manufacturing modular infrastructure products did increase faster than our ability to increase revenue from these products in 2011, resulting in lower product margins compared to 2010 for this revenue source.

We do not expect gross profit margins to continue to increase at the same rate in 2013 as they did in 2012, as we expect our future margins to be impacted by our geographic mix of revenues and new products that we bring to market for the first time.

Research and development

Research and development expense primarily consists of compensation and related costs for employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy and other costs. The following table summarizes for the periods indicated, a year-over-year comparison of our research and development expense (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change	Percent Of Total Revenue
2012	$5,440	$701	15%	7%
2011	4,739	1,327	39%	6%
2010	3,412	(758)	(18)%	5%

Overall our research and development expenses were approximately $0.7 million, or 15%, higher in 2012 compared to 2011. We believe our next generation of UPS product will offer greater power modularity and space efficiencies compared to our existing UPS products, especially as we target the higher power market groups. We increased headcount to support this new product development and to support new modular infrastructure products that we believe will contribute to future revenue growth for us. It is anticipated that the new UPS product line will allow improved profit margins and provide a larger addressable market for our UPS systems business. Our research and development efforts in 2011 and 2012 were largely focused on new configurations of our existing flywheel technology, as well as refinements and enhancements to the standardization of our modular infrastructure solution products. Research and development expenses included approximately 0.2 million of stock-based compensation expense in both 2012 and 2011. We anticipate our research and development expenditures in 2013 will increase compared to 2012 as we finalize development of our next generation UPS products and make further investments to broaden our product portfolio.

Overall our research and development expenses were approximately $1.3 million, or 39%, higher in 2011 compared to 2010. We are currently developing a next generation of UPS product that we believe will offer greater power modularity and space efficiencies compared to our existing UPS products, especially as we target the higher power market groups. We increased headcount in 2011 to support this new product development and to support new modular power and IT infrastructure products. Our research and development efforts in 2010 were largely focused on new configurations of our existing flywheel technology, as well as refinements and enhancements to the standardization of our PowerHouse and modular IT infrastructure solution products. Research and development expenses included approximately $0.2 million and $0.1 million of stock-based compensation expense in 2011 and 2010, respectively.

Selling and marketing

Selling and marketing expense primarily consists of compensation, including variable sales compensation, and related costs; for sales and marketing personnel; related travel, selling and marketing expenses; compensation paid to resellers and agents; an allocated portion of our occupancy and other costs; and the cost of our foreign sales operations. The following table summarizes for the periods indicated a year-over-year comparison of our selling and marketing expense (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change	Percent Of Total Revenue
2012	$14,139	$327	2%	19%
2011	13,812	719	5%	18%
2010	13,093	1,662	15%	20%

Selling and marketing costs were approximately $0.3 million, or 2%, higher in 2012 compared to 2011. The increase from 2011 is primarily related to an increase in compensation. Selling and marketing expenses also include approximately $0.5 million of stock-based compensation expense in both 2012 and 2011. We anticipate our selling and marketing expenses will decline in 2013 as we gain more productivity from the investments made in this area in 2011 and 2012.

Selling and marketing costs were approximately $0.7 million, or 5%, higher in 2011 compared to 2010. The increase from 2010 reflects higher salary costs as a result of an increase in headcount for our direct sales organization in the U.S. offset, in part, by lower variable sales compensation due to our lower gross margins. The increase also reflects increased headcount as we focus on marketing efforts on building and improving our brand and expanding our sales organization, particularly in Europe and Asia, to support our direct selling and channel sales activities. We added specific sales resources to support each of our OEM and IT sales channels during 2010 and 2011, which we believe contributed to the improved performance from each of these channels. We also incurred additional expenses of approximately $0.5 million related to the closing of our office in Japan in December 2011. Selling and marketing expenses also include approximately $0.5 million and $0.3 million of stock-based compensation expense in 2011 and 2010, respectively.

General and administrative

General and administrative expense is primarily comprised of compensation and related costs for board, executive and administrative personnel, and professional fees. The following table summarizes for the periods indicated a year-over-year comparison of our selling, general and administrative expense (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change	Percent Of Total Revenue
2012	$6,861	$631	10%	9%
2011	6,230	911	17%	8%
2010	5,319	727	16%	8%

General and administrative expenses for 2012 increased approximately $0.6 million, or 10%, compared to 2011. This increase primarily reflects costs associated a $0.2 million impairment charge associated with tooling and demonstration equipment, a one-time restructuring charge of $0.2 million associated with our reduction in force in the third quarter of 2012, and increased professional fees of $.2 million associated with a settled lawsuit and special shareholder meeting. General and administrative expenses also included approximately $0.5 million and $0.8 million in stock-based compensation expense in 2012 and 2011, respectively. We anticipate that the level of general and administrative expenses in 2013 should remain at similar levels to those in 2012.

General and administrative expenses for 2011 increased approximately $0.9 million, or 17%, compared to 2010. This increase primarily reflects costs incurred of approximately $0.9 million related to the separation of employment of our former Chief Executive Officer in October 2011 and for costs incurred in our efforts to hire a new Chief Executive Officer. General and administrative expenses also included approximately $0.8 million and $0.6 million in stock-based compensation expense in 2011 and 2010, respectively.

Interest expense, net

The following table summarizes the yearly changes in our net interest expense (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2012	$327	$102	45%
2011	225	103	84%
2010	122	53	77%

The increase in net interest expense in 2012 primarily reflects drawdowns on our line of credit early in 2012. We negotiated a $12.5 million revolving credit facility with our bank in August 2010 that incurs a minimum monthly interest. Our average cash and investments balance over 2012 has decreased by $0.9 million, or 7%, compared to the average balance over 2011.

The increase in net interest expense in 2011, as compared to 2010, primarily reflects lower interest income earned on lower interest rates as well as higher interest expense as we had a larger average outstanding balance on our revolving credit facility in 2011. Our average cash and investments balance over 2011 increased by $1.4 million, or 12%, compared to the average balance over 2010, reflecting the $3.0 million in borrowing under our revolving line of credit in 2011.

Other income (expense), net

Other income (expense) in the years ended 2012, 2011 and 2010 mostly reflects foreign exchange gains (losses) on bank accounts held in foreign currencies by our subsidiary companies.

Income tax expense

Due to operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. During 2012 we recorded a net tax benefit due to certain tax credits that we earned. As of December 31, 2012, our accumulated net operating loss carry-forward was $208.0 million and our research and development credit carry-forwards were $3.3 million. We anticipate that these loss carry-forward amounts may offset future taxable income that we may achieve and thus reduce future tax liabilities. However, because of uncertainty regarding our ability to use these carry-forwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets.

During 2011 we recorded a net tax benefit due to certain tax credits that we earned. As of December 31, 2011, our accumulated net operating loss carry-forward was $210.0 million and our research and development credit carry-forwards were $3.3 million.

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

Warranty liability

Estimated warranty liability costs are accrued for each of our products at the time of sale. Our estimates are principally based on assumptions regarding the lifetime warranty costs of each product, including where little or no claims experience may exist. Due to the uncertainty and potential volatility of these estimates, changes in our assumptions could have a material effect on our reported operating results. Our estimate of warranty liability is reevaluated on a quarterly basis. Experience has shown that initial data for a new product can be very volatile due to factors such as product and component failure rates, material usage and service delivery costs in correcting product failures; therefore our process relies upon long-term historical averages until actual data is available. As actual experience becomes available, it is used to modify the historical averages to ensure that the forecast is within the range of likely outcomes. The resulting balances are then compared to current spending rates to help ensure that the accruals are adequate to meet expected future obligations.

Revenue recognition

We generally recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv)collectability is reasonably assured. Revenue-generating transactions generally fall into one of the following categories of revenue recognition:

●
We recognize product revenue at the time of shipment for substantially all products sold directly to customers and through distributors because title and risk of loss pass on delivery to the common carrier. Our customers and distributors do not have the right to return products. If title and risk of loss pass at some other point in time, we recognize such revenue for our customers when the product is delivered to the customer and title and risk of loss has passed. We may enter into bill-and-hold arrangements and when this occurs delivery may not be present, but other criteria are reviewed to determine proper timing of revenue recognition.

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

When arrangements outside the scope of software revenue recognition guidance include multiple elements, we allocate revenue to each element based on the relative selling price and recognize revenue for each element when the elements have standalone value and the four criteria for revenue recognition have been met. We establish the selling price of each element based on Vendor Specific Objective Evidence (“VSOE”) if available, Third Party Evidence (“TPE”) if VSOE is not available, or Best Estimate of Selling Price if neither VSOE nor TPE is available. We generally determine selling price based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements. When arrangements include an EMA, we recognize revenue related to the EMA at the stated contractual price on a straight-line basis over the life of the agreement.

Any taxes imposed by governmental authorities on our revenue-producing transactions with customers are shown in our consolidated statement of operations on a net-basis; that is excluded from our reported revenues.

Stock-based compensation

We account for stock-based compensation using a fair-value based recognition method. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information that can change significantly over time. A small change in estimates used can have a relatively large impact on the estimated valuation.

We use the Black-Scholes option valuation model to value employee stock awards. We estimate stock price volatility based upon our historical volatility. Estimated option life and forfeiture rate assumptions are derived from historical data. For stock-based compensation awards with graded vesting, we recognize compensation expense using the straight-line amortization method.

Liquidity and Capital Resources

Our primary sources of liquidity at December 31, 2012 are our cash and cash equivalents on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect that we will have adequate capital resources to continue operating our business for at least the next 12 months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2013 and beyond or significantly affect our level of liquidity.

In August 2010, we entered into a Second Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with our existing bank, Silicon Valley Bank (“SVB”) which increased the total availability to $12.5 million subject to certain borrowing bases. This facility expanded our ability to borrow funds from U.S. receivables to include qualifying receivables from our UK operations as well, increased our ability to use inventory as collateral, and also added an ability to borrow against purchase orders. These additional bases of borrowing were designed to allow us to use the credit facility to fund inventory purchases in the event we received large or multiple sales orders that would require a major investment in inventory and work in progress such as our modular infrastructure solutions products, to help fund continued growth in our business and to manage our working capital requirements.

This loan facility provides for a secured revolving line of credit in an aggregate amount of up to eighty percent (80%) of the facility amount of $15.625 million, or $12.5 million, subject to certain borrowing bases. In the event we have maintained unrestricted cash and cash equivalents of at least $6.25 million with SVB for at least 30 consecutive days, which is referred to as being in a “Streamline Period”, the borrowing base formula is based on eligible accounts receivable, eligible purchase orders and eligible inventory, subject to a sublimit of $5 million for U.K. accounts receivable, $3.5 million for inventory and $1.5 million for purchase orders. When we are not in a Streamline Period, our borrowings are limited based on accounts receivable and purchase orders that SVB has specifically agreed to finance and a borrowing base for eligible inventory. We may also request that SVB issue letters of credit on our behalf, of up to $1.5 million, as a portion of our total loan facility.

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

In August 2012, we entered into the Second Amendment to Second Amended and Restated Loan and Security Agreement with SVB (the “ Amendment ”) which amends the Second Amended and Restated Loan and Security Agreement, dated as of August 5, 2010, by and between us and SVB. Pursuant to the Amendment, the maturity date of the loan facility was extended by two years, to August 5, 2014, unless earlier terminated by us, subject to any then applicable early termination fee. The Amendment further provides for, among other things, (i) adding a $1.5 million sublimit under the borrowing base formula for 91-120 day aged accounts receivable, (ii) removing eligible purchase orders from the borrowing base formula, and (iii) removing sublimits providing for the issuance of letters of credit and cash management services. Additionally, pursuant to the Amendment, the definition of “Streamline Period” was amended such that the Company will be deemed to be in a Streamline Period in the event that it has a liquidity ratio of greater than or equal to 1.75:1.00 at all times for at least 60 consecutive days; provided that a Streamline Period will automatically be in effect if the Company achieves such liquidity ratio as a result of the sale of its equity securities.

Further, the Amendment provides for, among other things, (i) amending the finance charge on each eligible account financed by SVB to a per annum rate equal to SVB’s prime rate, subject to a minimum prime rate of four percent (4.00%), plus (a) one and one-quarter percent (1.25%) when we are in a Streamline Period or (b) one and three-quarters percent (1.75%) for eligible accounts (other than eligible 91-120 day aged accounts) and two percent (2.00%) for eligible 91-120 day aged accounts when we are not in a Streamline Period, and (ii) reducing the interest rate upon which each inventory advance accrues interest such that each advance based upon inventory accrues interest at a per annum rate equal to SVB’s prime rate, subject to a minimum prime rate of four percent (4.00%), plus (a) one and one-quarter percent (1.25%) when we are in a Streamline Period or (b) three and one half percent (3.50%) when the Company is not in a Streamline Period.

Finance charges and interest are payable monthly, and all principal and interest is due on the maturity date of August 5, 2014. However, when we are not in a Streamline Period, we must repay advances based on receivables when we receive the receivable that has been financed, and we must repay advances based on purchase orders within 120 days of the date of the purchase order, together with all finance charges on such advances.

The revolving loans made to us under this loan facility are secured by a lien on substantially all of our assets. In addition, on August 5, 2010, Active Power Solutions Limited, a wholly-owned United Kingdom subsidiary of Active Power, entered into a Guarantee and Debenture with SVB (the “Guarantee and Debenture”), pursuant to which Active Power Solutions Limited guarantied all of the obligations of Active Power under the Loan Agreement and secured its obligations under the Guarantee and Debenture with a security interest on substantially all of its assets.

The Loan Agreement includes customary affirmative covenants for a credit facility of this size and type, including delivery of financial statements, compliance with laws, maintenance of insurance and protection of intellectual property rights. Further, the Loan Agreement contains customary negative covenants for a credit facility of this size and type, including covenants that limit or restrict our ability, among other things, to dispose of assets, change our business, change our CEO or CFO without replacing such person within 120 days, have a change in control, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, make distributions, repurchase stock, and enter into certain transactions with affiliates. The Loan Agreement also requires us to maintain a minimum liquidity ratio of 1.25:1. The liquidity ratio is defined as the ratio of unrestricted cash and cash equivalents and marketable securities plus eligible accounts receivable to all indebtedness owed by us to SVB. We are currently in compliance with all loan covenants under the Loan Agreement.

The Loan Agreement contains customary events of default that include, among other things, non-payment defaults, covenant defaults, material adverse change defaults, insolvency defaults, material judgment defaults and inaccuracy of representations and warranty defaults. The occurrence of an event of default could result in the acceleration of obligations under the Loan Agreement, in which case we must repay all loans and related charges, fees and amounts then due and payable, and our subsidiary may be required to pay any such amounts under the Guarantee and Debenture. At the election of SVB, upon the occurrence and during the continuance of an event of default, finance charges or interest rates, as applicable, will increase an additional five percentage points (5.00%) per annum above the rate that is otherwise applicable thereto upon the occurrence of such event of default, and the collateral handling fees will increase by one-half percent (0.50%).

During 2012, we borrowed amounts under this credit facility based on our short term liquidity requirements. Based on the borrowing base formula, we had an additional $7.3 million available for use at December 31, 2012 under this credit facility. We believe the renegotiated credit facility will enable us to extend and better utilize this credit facility and provide us greater flexibility in our working capital management.

A substantial increase in sales of our PowerHouse or our modular IT infrastructure solutions products or a substantial increase in UPS sales may materially impact the amount of liquidity required to fund our operations. The amount of time between the receipt of payment from our customers and our expenditures for raw materials, manufacturing and shipment of products (the cash cycle) for sales of our CleanSource UPS product can be as short as 45 days, and is typically 60 days. However, the cash cycle on a MIS sale can be as much as 210 days, depending upon customer payment terms. We intend to mitigate the financial impact of this longer cash cycle by requiring customer deposits and periodic payments where possible from our customers. This is not always commercially feasible, and in order to increase our MIS sales, we may be required to make larger investments in inventory and receivables. These larger investments may require us to obtain additional sources of working capital, debt or equity financing in order to fund this business.

Should additional funding be required or desirable, we would expect to raise the required funds through borrowings or public or private sales of debt or equity securities. If we raise additional funds through the issuance of convertible debt or equity securities, the ownership of our existing stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

Significant uses of cash

Operating Activities

The following table summarizes the yearly changes in cash provided by (used in) operating activities (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2012	$(5,990)	$660	10%
2011	(6,650)	(6,582)	(9,679)%
2010	68	6,984	101%

Cash used in operating activities was $6.0 million in 2012 compared to $6.7 million in 2011. Cash used in operating activities was primarily related to changes in current assets and current liabilities, or our net working capital, specifically accounts receivable. Changes in our net working capital, resulted in cash used of $6.9 million in 2012, compared to $3.0 million in 2011. Cash used in operating activities in 2011 included approximately $1.4 million in costs attributable to the departure of our Chief Executive Officer and costs associated with closure of certain foreign operations.

As our business activity grows, we have had to finance a larger level of inventory and receivables to support this higher level of activity, particularly with our modular infrastructure solutions which have a much longer construction time than our UPS business. Our receivables increased by $6.7 million or 60% during 2012, while inventories increased $1.6 million in 2012 and accounts payable and accrued expenses decreased $1.1 million. These changes reflect the frequent changes in our working capital that can result in very large fluctuation in inventory, payables and receivables, even weekly, based on the large size of some of our orders.

Our top five customers represented 70% of our total revenue during 2012. In addition, as of December 31, 2012, our five largest receivables were 47% of our total receivables. As a result of this customer concentration, our failure to collect receivables from any of these customers in a timely manner could have a significant adverse effect on our liquidity. This risk may potentially increase as we sell more PowerHouse products due to their higher average selling price. We do continue to request deposits and periodic payments from large customers where commercially possible, particularly for projects with multiple deliverables. However, the amount of such advance payments can fluctuate significantly on a quarterly basis, depending on the size and scope of customer orders at any point in time. As a result, we will need to continue to focus on management of cash and working capital in 2013 in order to manage the level of funds we use in our operating activities.

Cash used in operating activities was $6.7 million in 2011 compared to cash provided by operating activities of $0.07 million in 2010. This change in cash used in operating activities was primarily due to the $3.1 million increase in our operating losses and due to changes in current assets and current liabilities, or our net working capital. Cash used in operating activities in 2011 included approximately $1.4 million in costs attributable to the departure of our Chief Executive Officer and costs associated with closure of certain foreign operations.

Investing Activities

Investing activities primarily consist of sales and purchases of investments and purchases of property and equipment. Fluctuations in the sale and purchase of investments generally reflect our use of these investment funds to finance our ongoing operations. The cash used in investing activities decreased from $2.3 million in 2011 to $1.1 million in 2012 as we invested less in capital expenditures in 2012, and in 2011 we had invested in our sales and marketing programs with PowerHouse demonstration units in the US, China and Germany. Capital expenditures decreased in 2012 from 2011 by approximately $1.1 million. This decrease primarily related to purchasing equipment to support our sales and marketing activities that occurred in 2011. We historically invested in our manufacturing infrastructure and, because we have a production capacity in excess of our current revenue level we can substantially increase our production levels without needing to make any material capital investments. Our capital expenditures in 2012 were related to supporting the development of our new UPS product.

Financing Activities

Funds provided by financing activities during 2012 reflect the sale of approximately 2.9 million shares of our common stock, at a purchase price of $3.40 per share, for proceeds net of issuances costs of approximately $9.6 million. Proceeds from employee stock purchases were $0.6 million in 2012. Funds provided by financing activities in 2011 primarily reflect the draw on our revolving line of credit of $3.0 million and proceeds from employee stock purchases. In February 2010, we sold approximately 13.25 million shares of common stock in a firm-commitment underwritten offering at a purchase price of $0.75 per share, for proceeds, net of fees and expenses, of $9.0 million.

Contractual Obligations

In our day-to-day operations, we incur commitments to make future payments for goods and services. These arise from entering into operating leases and as we make commitments to vendors to provide us materials and services. The following table summarizes our significant contractual obligations and commitments at December 31, 2012 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$5,462	$1,359	$2,406	$1,228	$479
Purchase obligations	7,558	7,558	—	—	—
Other obligations	125	25	50	50	—

Our principal lease commitments consist of our leases for our corporate headquarters, engineering and administration facilities, and our global sales offices.

Future uses of cash

We believe that our cash and investments, projected cash flows from operations and sources of available liquidity will be sufficient to fund our operations for at least the next twelve months. Our cash cycle is such that we generally have visibility two to three quarters in advance for future orders that allows us to anticipate revenues over this period of time with some degree of confidence. However, a sudden change in business volume, positive or negative, from any of our business or channel partners or in our direct business or any customer-driven events such as order or delivery deferral could significantly impact our expected revenues. The recent global economic downturn has reduced our confidence at predicting future revenues, and even with improving economic conditions, there is still uncertainty and risk in our forecasting. This two to three quarter window of sales visibility does provide us with some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we can see and anticipate a shortfall in revenue or give us time to identify additional sources of funding if we anticipate an increase in our working capital requirements due to increased revenues or changes in our revenue mix. A significant increase in sales, especially in our PowerHouse or our modular IT infrastructure solutions business, would likely increase our working capital requirements, due to the longer production time and cash cycle of sales of these products.

We expect our level of capital investments to increase approximately 40% in 2013 compared to 2012 to support the deployment of our new products and our investments in research and development.

Other factors that may affect liquidity

Beyond the next twelve months, our cash requirements will depend on many factors, including the rate of sales growth, the market acceptance of our products, the gross profit we are able to generate with our sales, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future to help accelerate our growth, which could also require us to seek additional equity or debt financing. Should additional funding be required or desirable, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our existing stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

Off-Balance Sheet Arrangements

During the years ended December 31, 2010, 2011 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New Accounting Pronouncements

In December 2011, the FASB issued FASB ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on our financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we hold and in terms of the credit quality of our investments. Because of the nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on our interest income or on the fair value of our investments.

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

The Financial Statements and Selected Quarterly Financial Data required by this item are included in Part IV, Item 15(a)(1) and are presented beginning on Page 71.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by COSO. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on our assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Grant Thornton LLP, audited our consolidated financial statements, and independently assessed the effectiveness of our internal control over financial reporting. Grant Thornton LLP has issued their report, which is included in Part IV of this Form 10-K.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Forward looking statements regarding the effectiveness of internal controls during future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

ITEM 9B.	Other Information.

None.

PART III.

ITEM 10.	Directors and Executive Officers of the Registrant.

The following table sets forth certain biographical information concerning our current directors, and executive officers:

Name	Age	Position(s)
J. Douglas Milner	52	President & Chief Executive Officer
Steven R. Fife	53	Vice President of Finance, Chief Financial Officer and Secretary
Lisa M. Brown	46	Vice President of Marketing & Sales Operations
Jeremiah Noel Foley	55	Vice President of Engineering
Uwe Schrader-Hausmann	58	Chief Technical Officer
Jason P. Rubin	43	Vice President of Manufacturing
Martin T. Olsen	34	Vice President of Global Sales

Executive Officers

J. Douglas Milner became our President and Chief Executive Officer on March 1, 2012 and brings to bear nearly 30 years of experience in developing and leading both private and public companies across a range of industries including the UPS and power infrastructure markets to industrial services to nuclear and petrochemical. Mr. Milner most recently served as chief operating officer at Aquilex Corporation, a global provider of critical maintenance, repair, and industrial cleaning solutions to the energy services sector. Prior to Aquilex, Mr. Milner was president of Stowe Woodward, a subsidiary of Xerium Technologies. Mr. Milner’s career also includes senior leadership roles at Ziptronix, Inc., and Exide Electronics which was subsequently Powerware Corporation, a global leader in UPS technology prior to the company being acquired by Eaton. Mr. Milner received a bachelor’s degree in Physics from Ohio Wesleyan University, a master’s of Science in Electrical Engineering, and a master’s in Business Administration from Duke University.

Steven R. Fife has been our Chief Financial Officer since November 1, 2012. As Chief Financial Officer and Vice President of Finance, he oversees all of our accounting, finance, treasury, and investor relations activities, as well as our HR and IT organizations. He previously served as the interim Chief Financial Officer of the Women’s Initiative for Self Employment from April 2011 until August 2012. Also, he has served as the Chief Financial Officer and Secretary of LECG Corp. from August 2007 until August 2010 and has also held senior finance positions at several other major companies, including Senior Corporate Controller at Gilead Sciences, Vice President and Corporate Controller for Amkor Technologies, and a variety of financial posts at JDS Uniphase and Optical Coating Laboratory, Inc. Mr. Fife began his career at Deloitte & Touche, where he spent nine years serving as a senior audit manager for numerous public company clients. Mr. Fife is a CPA (inactive) and earned a Bachelor of Science in Accounting from Brigham Young University in 1983.

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

Martin T. Olsen joined Active Power in April 2007 as a Director of Product Management before being promoted in May 2008 to Vice President of Business Development. In January 2010, Mr. Olsen was promoted to Vice President—Channel Sales & Business Development. In December 2010, Mr. Olsen was promoted to Vice President – Global Sales. In this role Mr. Olsen is responsible for our global sales activity, including channel sales business for our OEM partners and our IT channel sales partners, as well as our business development activities to expand our product and sales distribution channels. Prior to joining Active Power, Mr. Olsen was the Director for the data center group at Wright Line LLC, a global data center infrastructure provider for four years, and prior to that was a product marketing manager with American Power Conversion Corp., a global UPS manufacturer in both the U.S. and Europe and Asia. He also has prior product management experience with Siligen AS, a manufacturer of power availability products in Denmark. A U.S. patent holder, Mr. Olsen holds a Bachelor of Science degree in Marketing from the International Business College at Kolding, Denmark, and diplomas in Logistics and International Business Law from the International Business College at Kolding, Denmark.

The other information also required under Item 10, including information about our directors, disclosure of delinquent Section 16 filings, our Code of Ethics and matters relating to our audit committee and its members will be included under the sections captioned “Proposal One: Election of Directors.” “Section 16(A) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Meetings and Committees of the Board,” respectively, in our Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 11.	Executive Compensation.

The information required by this Item will be included under the sections captioned “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Certain Transactions” in our Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included under the sections captioned “Ownership of Securities,” “Equity Compensation Plan Information” and “Potential Payments upon Termination or Change of Control” in our Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 13.	Certain Relationships and Related Transactions.

The information required by this Item will be included under the sections captioned “Certain Transactions” and “Director Independence” in our Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item will be included under the section captioned “Proposal Three: Ratification of Independent Auditors” in our Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

 PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)

1. Financial Statements.

The following financial statements of Active Power, Inc. were filed as a part of the Annual Report on Form 10-K for the fiscal year ending December 31, 2012, that was filed with the Securities and Exchange Commission on March 4, 2013:

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

(b) Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s Quarterly Report on Form 10-Q filed on April 30, 2012)

3.2*	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s Current Report on Form 8-K filed on December 27, 2012)

3.3*	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Quarterly Report on Form 10-Q filed on April 30, 2012)

3.4*	Amendment to Second Amended and Restated Bylaws (filed as Exhibit 3.3 to Active Power’s Quarterly Report on Form 10-Q filed on April 30, 2012)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-1 (SEC File No. 333-36946) (the “IPO Registration Statement"))

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1*	Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO Registration Statement)

10.2*	Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement) †

10.3*	Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.9 to the IPO Registration Statement)

Exhibit Number	Description
10.4*	First Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.10 to the IPO Registration Statement)

10.5*	Second Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.11 to the IPO Registration Statement)

10.6*	Third Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.12 to the IPO Registration Statement)

10.7*	Fourth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the IPO Registration Statement)

10.8*	Fifth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the IPO Registration Statement)

10.9*
Sixth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.18 to Active Power’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”))

10.10*	Seventh Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.19 to the 2000 10-K)

10.11*	Lease Agreement by and between Active Power, Inc. and BC12 99, Ltd. (filed as Exhibit 10.17 to the 2000 10-K)

10.12*†	Form of Severance Benefits Agreement (filed as Exhibit 10.4 to Active Power's Quarterly Report on Form 10-Q filed on April 27, 2010)

10.13*†	Severance Benefits Agreement, dated March 1, 2012, between Active Power, Inc. and J. Douglas Milner (filed as Exhibit 10.1 to Active Power’s Quarterly Report on Form 10-Q filed on April 30, 2012)

10.14*†	Offer Letter, dated February 20, 2012, between Active Power, Inc. and J. Douglas Milner (filed as Exhibit 10.2 to Active Power’s Quarterly Report on Form 10-Q filed on April 30, 2012)

10.15*†	Offer Letter, dated October 1, 2012, between Active Power, Inc. and Steven R. Fife (filed as Exhibit 10.2 to Active Power’s Quarterly Report on Form 10-Q filed on October 31, 2012)

10.16*†	Severance Benefits Agreement, dated October 8, 2012, between Active Power, Inc. and Steven R. Fife (filed as Exhibit 10.3 to Active Power’s Quarterly Report on Form 10-Q filed on October 31, 2012)

10.17*†	Transition Agreement and Release, dated June 13, 2012, between Active Power, Inc. and John Penver (filed as Exhibit 10.2 to Active Power's Quarterly Report on Form 10-Q filed on August 3, 2012)

10.18*†	Active Power, Inc. 2010 Equity Incentive Plan as amended effective May 17, 2012 (filed as Exhibit 10.1 to Active Power's Quarterly Report on Form 10-Q filed on August 3, 2012)

10.19*†	Form of Standard Stock Option Agreement (filed as Exhibit 10.2 to Active Power's Current Report on Form 8-K filed on May 18, 2010)

10.19*†	Form of Standard Restricted Stock Agreement Stock Agreement (filed as Exhibit 10.3 to Active Power's Current Report on Form 8-K filed on May 18, 2010)

10.20*†	Form of Standard Restricted Stock Unit Agreement (filed as Exhibit 10.4 to Active Power's Current Report on Form 8-K filed on May 18, 2010)

10.21*
Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated as of August 5, 2010 (filed as Exhibit 10.1 to Active Power's Quarterly Report on Form 10-Q filed on October 27, 2010)

10.22*
First Amendment to Second Amended and Restated Loan and Security Agreement, dated March 5, 2012, between Active Power, Inc. and Silicon Valley Bank (filed as Exhibit 10.3 to Active Power's Quarterly Report on Form 10-Q filed on August 3, 2012)

Exhibit Number	Description
10.23*
Second Amendment to Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated August 15, 2012 (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K filed on August 20, 2012)

10.24*	Guarantee and Debenture Agreement with Silicon Valley Bank, dated as of August 5, 2010 (filed as Exhibit 10.2 to Active Power's Quarterly Report on Form 10-Q filed on October 27, 2010)

10.25*
Securities Purchase Agreement dated March 7, 2012 between Active Power, Inc. and the Purchasers (as defined therein) (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K filed on March 8, 2012)

10.26*	Side Letter Agreement dated March 7, 2012 between Active Power, Inc. and Kinderhook Partners, L.P. (filed as Exhibit 10.2 to Active Power’s Current Report on Form 8-K filed on March 8, 2012)

10.27*
Resale Registration Rights Agreement dated March 7, 2012 between Active Power, Inc. and Kinderhook Partners, L.P. (filed as Exhibit 10.3 to Active Power’s Current Report on Form 8-K filed on March 8, 2012)

10.28*+	Purchase Agreement effective as of June 1, 2011 between Active Power, Inc. and Caterpillar, Inc. (filed as Exhibit 10.6 to Active Power’s Quarterly Report on Form 10-Q filed on April 30, 2012)

10.29*+	Professional Services Master Agreement with Hewlett-Packard Company, dated February 4, 2010 (filed as Exhibit 10.24 to Active Power's Annual Report on Form 10-K filed on March 1, 2012)

10.30*+	Hardware Product Purchase Agreement with Hewlett-Packard Company, dated April 30, 2010 (filed as Exhibit 10.25 to Active Power's Annual Report on Form 10-K filed on March 1, 2012)

14.1*	Active Power, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to Active Power's Current Report on Form 8-K filed on November 8, 2010)

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP

24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K

31.1	Certification of Principal Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Active Power's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL: (1) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations and Comprehensive Loss, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

ACTIVE POWER, INC.

Dated: March 4, 2013	By:	/s/ J. DOUGLAS MILNER

President and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Douglas Milner and Steven Fife, and each or any of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. DOUGLAS MILNER	President and Chief Executive Officer	March 4, 2013
Douglas Milner	(principal executive officer)

/s/ STEVEN R. FIFE	Vice President—Finance, Chief Financial Officer and Secretary	March 4, 2013
Steven R. Fife	(principal financial and accounting officer)

/s/ AKE ALMGREN	Chairman of the Board, Director	March 4, 2013
Ake Almgren

/s/ JAN H. LINDELOW	Director	March 4, 2013
Jan H. Lindelow

/s/ BENJAMIN L. SCOTT	Director	March 4, 2013
Benjamin L. Scott

/s/ RODNEY S. BOND	Director	March 4, 2013
Rodney S. Bond

/s/ JAMES E. DEVENNY III	Director	March 4, 2013
James E. deVenny III

/s/ ROBERT S. GREENBERG	Director	March 4, 2013
Robert S. Greenberg

/s/ STEPHEN J. CLEARMAN	Director	March 4, 2013
Stephen J. Clearman

/s/ T. PATRICK KELLY	Director	March 4, 2013
T. Patrick Kelly

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Active Power, Inc.

We have audited the internal control over financial reporting of Active Power, Inc. (a Delaware corporation) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 4, 2013 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
March 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Active Power, Inc.

We have audited the accompanying consolidated balance sheets of Active Power, Inc. (a Delaware corporation) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Active Power, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Active Power, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2013 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Dallas, Texas
March 4, 2013

ACTIVE POWER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$13,524	$10,357
Restricted cash	—	389
Accounts receivable, net of allowance for doubtful accounts of $488 and $337 at December 31, 2012 and 2011, respectively	17,862	11,163
Inventories	11,079	9,439
Prepaid expenses and other	567	414
Total current assets	43,032	31,762
Property and equipment, net	2,458	2,861
Deposits and other	309	404
Total assets	$45,799	$35,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,036	$4,757
Accrued expenses	4,948	5,351
Deferred revenue	4,568	2,366
Revolving line of credit	5,535	5,535
Total current liabilities	19,087	18,009
Long term liabilities	713	726
Stockholders’ equity:
Preferred Stock—$0.001 par value; 2,084 shares authorized	—	—
Common Stock—$0.001 par value; 30,000 shares authorized; 19,171 and 16,116 shares issued and 19,125 and 16,090 shares outstanding in 2012 and 2011, respectively	19	16
Treasury stock, at cost; 33 and 26 shares in 2012 and 2011, respectively	(144)	(115)
Additional paid-in capital	288,619	277,087
Accumulated deficit	(262,817)	(260,895)
Other accumulated comprehensive loss	322	199
Total stockholders’ equity	25,999	16,292
Total liabilities and stockholders’ equity	$45,799	$35,027

See accompanying notes.

ACTIVE POWER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year ended December 31,
	2012	2011	2010
Revenues:
Product revenue	$62,031	$62,650	$55,647
Service and other revenue	14,284	12,832	9,308
Total revenue	76,315	75,482	64,955
Cost of goods sold:
Cost of product revenue	42,510	47,664	40,045
Cost of service and other revenue	9,091	9,917	6,890
Total cost of goods sold	51,601	57,581	46,935
Gross profit	24,714	17,901	18,020
Operating expenses:
Research and development	5,440	4,739	3,412
Selling and marketing	14,139	13,812	13,093
General and administrative	6,861	6,230	5,319
Total operating expenses	26,440	24,781	21,824
Operating loss	(1,726)	(6,880)	(3,804)
Interest expense, net	(327)	(225)	(122)
Other income (expense), net	131	11	(40)
Loss before income taxes	(1,922)	(7,094)	(3,966)
Income tax benefit	—	—	41
Net loss	$(1,922)	$(7,094)	$(3,925)
Net loss per share, basic and diluted	$(0.10)	$(0.44)	$(0.25)
Shares used in computing net loss per share, basic and diluted	18,584	16,104	15,956

Comprehensive loss:
Net loss	$(1,922)	$(7,094)	$(3,925)
Translation gain on subsidiaries in foreign currencies	123	360	18
Comprehensive loss	$(1,799)	$(6,734)	$(3,907)

See accompanying notes.

ACTIVE POWER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	At Cost	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2009	13,300	$13	18	$(73)	$264,607	$(249,876)	$(179)	$14,492
Employee stock purchases	26	—	—	—	102	—	—	102
Sale of common stock, less issuance costs	2,646	3			9,033			9,036
Shares held in treasury	—	—	6	(30)	—	—		(30)
Net translation gain on foreign subsidiaries	—	—	—	—	—	—	18	18
Stock-based compensation	—	—	—	—	1,129	—	—	1, 129
Net loss	—	—	—	—	—	(3,925)	—	(3,925)
Balance at December 31, 2010	15,972	$16	24	$(103)	$274,871	$(253,801)	$(161)	$20,822
Employee stock purchases	144	—	—	—	510	—	—	510
Shares held in treasury	—	—	4	(12)	—	—		(12)
Net translation gain on foreign subsidiaries	—	—	—	—	—	—	360	360
Stock-based compensation	—	—	—	—	1,706	—	—	1,706
Net loss	—	—	—	—	—	(7,094)	—	(7,094)
Balance at December 31, 2011	16,116	$16	28	$(115)	$277,087	$(260,895)	$199	$16,292
Employee stock purchases	155	—	—	—	562	—	—	562
Sale of common stock, less issuance costs	2,868	3	—	—	9,560	—	—	9,563
Release of Restricted Stock	32	—	—	—	—	—	—	—
Shares held in treasury	—	—	5	(29)	—	—	—	(29)
Net translation gain on foreign subsidiaries	—	—	—	—	—	—	123	123
Stock-based compensation	—	—	—	—	1,410	—	—	1,410
Net loss	—	—	—	—	—	(1,922)	—	(1,922)
Balance at December 31, 2012	19,171	$19	33	$(144)	$288,619	$(262,817)	$322	$25,999

ACTIVE POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(1,922)	$(7,094)	$(3,925)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,282	1,383	1,887
Charge to allowance for doubtful accounts	151	9	35
Loss on disposal of fixed assets	(35)	154	120
Impairment charges	218	8	—
Stock-based compensation	1,410	1,706	1,131
Changes in operating assets and liabilities:
Restricted cash	389	(389)	—
Accounts receivable	(6,850)	3,536	(3,214)
Inventories	(1,640)	(3,009)	197
Prepaid expenses and other assets	(58)	7	(31)
Accounts payable	(721)	(1,265)	867
Accrued expenses	(403)	(1,717)	2,111
Deferred revenue	2,202	(126)	779
Long term liabilities	(13)	147	111
Net cash provided by (used in) operating activities	(5,990)	(6,650)	68
Investing activities
Purchases of marketable securities	—	—	(134)
Sales/maturities of marketable securities	—	134	—
Purchases of property and equipment	(1,274)	(2,401)	(1,109)
Proceeds from sale of fixed assets	212	—	—
Net cash used in investing activities	(1,062)	(2,267)	(1,243)

Financing activities
Proceeds from private placement of common stock	9,750	—	9,922
Issuance costs of private placement	(187)	—	(886)
Proceeds from employee stock purchases	562	510	102
Taxes paid for net share settlement of equity awards	(29)	(12)	(30)
Proceeds from draw on revolving line of credit	2,017	3,000	1,008
Payments on revolving line of credit	(2,017)	—	(1,032
Net cash provided by financing activities	10,096	3,498	9,084
Translation gain (loss) on subsidiaries in foreign currencies	123	360	18
Total change in cash and cash equivalents	3,167	(5,059)	7,927
Cash and cash equivalents, beginning of period	10,357	15,416	7,489
Cash and cash equivalents, end of period	$13,524	$10,357	$15,416

Supplemental Cash Flow Information:
Interest paid	$335	$229	$145
Income tax paid	$—	$—	$—

See accompanying notes.

ACTIVE POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

Active Power, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “Active Power” or the “Company”) manufacture and provide critical power quality solutions that provide business continuity and protect customers in the event of an electrical power disturbance. Our products are designed to deliver continuous clean power, protecting customers from voltage fluctuations, such as surges and sags and frequency fluctuations, and also to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are those global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The Uninterruptible Power Supply (“UPS”) products we manufacture use kinetic energy to provide short-term power as a cleaner alternative to electro-chemical battery-based energy. We sell standalone UPS products as well as complete continuous power and infrastructure solutions, including containerized continuous power systems that we brand as PowerHouse. We sell our products globally through direct, manufacturer’s representatives, Original Equipment Manufacturer (“OEM”) channels and IT partners. Our current principal markets are Europe, Middle East and Africa (“EMEA”), Asia and North America.

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

The accompanying consolidated financial statements have also been prepared on the assumption that the Company will continue to operate as a going concern. Accordingly assets and liabilities are recorded on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company’s history of operating losses and use of cash, in the absence of other factors, may cause uncertainty as to its ability to continue as a going concern. We have reviewed the current and prospective sources of liquidity, significant conditions and events and forecast financial results and concluded that we have adequate resources to continue to operate as a going concern. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, our revenues may not meet our projections or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2013 or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. These financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern.

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

Revenue Recognition

In general, we recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. In general, revenue is recognized when revenue-generating transactions generally fall into one of the following categories of revenue recognition:

●
We recognize product revenue at the time of shipment for substantially all products sold directly to customers and through distributors because title and risk of loss pass on delivery to the common carrier. Our customers and distributors do not have the right to return products. If title and risk of loss pass at some other point in time, we recognize such revenue for our customers when the product is delivered to the customer and title and risk of loss has passed. We may enter into bill-and-hold arrangements and when this occurs delivery may not be present, but other criteria are reviewed to determine proper timing of revenue recognition.

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

The fair value of our cash equivalents, are invested in money market funds, was determined using the following inputs as of December 31, (in thousands):

2012
	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money-market funds	$3,092	$—	$—	$3,092
Total	$3,092	$—	$—	$3,092
Amounts included in:
Cash and cash equivalents	$3,092	$—	$—	$3,092
Total	$3,092	$—	$—	$3,092

2011
	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money-market funds	$3,093	$—	$—	$3,093
Total	$3,093	$—	$—	$3,093
Amounts included in:
Cash and cash equivalents	$3,093	$—	$—	$3,093
Total	$3,093	$—	$—	$3,093

For cash and cash equivalents, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments.

Investments in Marketable Securities

Investments in marketable securities generally consist of money-market funds, commercial paper and debt securities with readily determinable fair values. Active Power accounts for investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments. We classify investments in marketable securities as available-for-sale and all reclassifications made from unrealized gains/losses to realized gains/losses are determined based on the specific identification method. We had no investments in marketable securities at December 31, 2012 and December 31, 2011.

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, credit losses were minimal, primarily because the majority of our revenues were generated from large OEM customers, primarily Caterpillar, Inc. (“Caterpillar”). As we began integrating additional distribution channels into our business and selling more of our products directly to customers, our risk of credit losses has increased. We perform credit evaluations of new customers and often require deposits, prepayments or use of bank instruments such as trade letters of credit or documentary collection to mitigate our credit risk. Allowance for doubtful account balances were $0.5 million and $0.3 million as of December 31, 2012 and 2011, respectively. Although we have fully provided for these balances, we continue to pursue collection of these receivables.

The following table summarizes the annual changes in our allowance for doubtful accounts (in thousands):

Balance at December 31, 2009	$353
Additions charged to expense	35
Recovery of amount previously reserved	(39)
Write-off of uncollectible accounts	(19)
Balance at December 31, 2010	$330
Additions charged to expense	9
Write-off of uncollectible accounts	(2)
Balance at December 31, 2011	$337
Additions charged to expense	151
Write-off of uncollectible accounts	-
Balance at December 31, 2012	$488

Inventories

Inventories are stated at the lower of cost or market, using the first-in-first-out method, and consisted of the following at December 31 (in thousands):

	2012	2011
Raw materials	$6,983	$6,493
Work in process	2,429	3,085
Finished goods	3,516	1,680
Less inventory reserves	(1,849)	(1,819)
	$11,079	$9,439

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

Patent Application Costs

We have not capitalized patent application fees and related costs because of uncertainties regarding net realizable value of the technology represented by the existing patent applications and ultimate recoverability. All patent costs have been expensed through December 31, 2012.

Accrued Expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2012	2011
Compensation and benefits	$2,199	$3,037
Warranty liability	694	583
Property, income, state, sales and franchise tax	320	529
Professional fees	502	463
Other	1,233	739
	$4,948	$5,351

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

Changes in the Company’s warranty liability are as follows (in thousands):

Balance at December 31, 2009	$663
Warranty expense	830
Warranty charges incurred	(759)
Balance at December 31, 2010	$734
Warranty expense	742
Warranty charges incurred	(863)
Balance at December 31, 2011	$613
Warranty expense	1,294
Warranty charges incurred	(1,152)
Balance at December 31, 2012	$755
Warrant liability included in accrued expenses	$694
Long term warranty liability	61
Balance at December 31, 2012	$755

Long-Term Liabilities

Long term liabilities consisted of the following at December 31 (in thousands):

	2012	2011
Deferred revenue	$533	$521
Technology licensing agreement	100	150
Warranty liability	61	30
Sublease deposits	18	25
	$713	$726

Stock-Based Compensation Expense

Total stock-based compensation expense relating to our stock plans in the twelve-month period ended December 31, 2012, 2011 and 2010 was $1.4 million and $1.7 million and $1.1 million, respectively. Included in our 2011 expense were costs of approximately $0.2 million of additional stock-based compensation expense associated with the termination of our former Chief Executive Officer. Details of our stock-based compensation include the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation expense by caption:
Cost of product revenue	$216	$199	$146
Cost of service and other revenue	70	79	43
Research and development	153	166	80
Selling and marketing	484	455	304
General and administrative	486	807	558
	$1,409	$1,706	$1,131
Stock-based compensation expense by type of award:
Stock options	$1,213	$1,707	$1,147
Restricted stock awards	196	(1)	(16)
	$1,409	$1,706	$1,131

No stock-based compensation expense was capitalized and remained in inventory at December 31, 2012 and 2011, respectively.

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

Income Taxes

We account for income taxes using the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not such assets will not be realized.

As a result of our adoption of an accounting standard in January 2007, we recognize and measure benefits for uncertain tax positions which require significant judgment from management. We evaluate our uncertain tax positions on a quarterly basis and base these evaluations upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results. At December 31, 2012 and 2011, the Company had no material unrecognized tax benefits.

Segment Reporting

Active Power’s chief operating decision maker allocates resources and assesses the performance of its power management product development and sales activities as one segment.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and our revolving line of credit. We believe all of these financial instruments are recorded at amounts that approximate their current market values.

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

Economic Dependence

We are significantly dependent on our relationships with Hewlett Packard Corporation (“Hewlett Packard”) and Caterpillar. If these relationships are unsuccessful or discontinue, our business and revenue may suffer. The loss of or a significant reduction in orders from Hewlett Packard or Caterpillar, or the failure to provide adequate service and support to the end-users of our products by Hewlett Packard or Caterpillar, could significantly reduce our revenue. Our operating results in the foreseeable future will continue to depend on the sales made by a relatively small number of customers, including Hewlett Packard and Caterpillar.

The following customers accounted for a significant percentage of Active Power’s total revenue during each of the years ended December 31:

	2012	2011	2010
Caterpillar	13%	16%	19%
Hewlett Packard	35%	36%	25%
European based IT Customer	12%	—%	—%
United States based IT Customer	—%	—%	16%

No other customer represented more than 10% of our revenues in any of the years reported. Hewlett Packard represented 23% and 42% of our outstanding receivables at December 31, 2012 and 2011, respectively. Caterpillar represented 10% of our outstanding accounts receivable at December 31, 2011. One European based IT customer accounted for 20% of our outstanding accounts receivable at December 31, 2011. No other customer represented more than 10% of our accounts receivable at December 31, 2012 and 2011.

Advertising Costs

We expense advertising costs as incurred. These expenses were approximately $36,000, $90,000 and $8,000 in 2012, 2011 and 2010, respectively.

Net (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands) for the years ended December 31:

	2012	2011	2010
Net loss	$(1,922)	$(7,094)	$(3,925)
Basic and diluted:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	18,584	16,104	15,965
Basic and diluted net loss per share	$(0.10)	$(0.44)	$(0.25)

The calculation of diluted loss per share excludes 1,882,584, 1,943,648 and 1,877,997 shares of common stock issuable upon exercise of employee stock options as of December 31, 2012, 2011 and 2010, respectively, and 200,071 and 3,800 non-vested shares of common stock issuable upon exercise of restricted stock awards as of December 31, 2012 and December 31, 2010, respectively, because their inclusion in the calculation would be anti-dilutive.

Recent Accounting Pronouncements

In December 2011, the FASB issued FASB ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on our financial statements.

2. Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2012	2011
Equipment	$10,298	$9,980
Demonstration units	1,828	1,345
Computers and purchased software	4,251	4,029
Furniture and fixtures	444	369
Leasehold improvements	7,662	7,425
Construction in progress	188	1,107
	24,671	24,255
Accumulated depreciation	(22,213)	(21,394)
	$2,458	$2,861

3. Stockholders’ Equity

All common stock information and related share prices included in this note have been adjusted to reflect the reverse stock split.

Preferred Stock

At December 31, 2012 and December 31, 2011, Active Power had 2,084,000 shares of preferred stock authorized and no shares outstanding.

Common Stock

Common stock reserved for future issuance at December 31, 2012 consisted of 2,241,608 shares of common stock reserved under our 2010 Stock Incentive Plan, of which 2,082,655 were subject to outstanding options and restricted shares and 1,854,727 were available for future grants of awards. In May 2012, our Board of Directors approved the addition of 1,700,000 shares of our common stock to be issued in accordance with our 2010 Equity Incentive Plan, subsequently approved by our stockholders. Options are subject to terms and conditions as determined by our Board of Directors.

In March 2012, we sold approximately 2.9 million shares of common stock at a purchase price of $3.40 per share, for proceeds, net of fees and expenses, of approximately $9.6 million, in an offering made under a shelf registration statement that we filed with the Securities and Exchange Commission and that had been declared effective in December 2009. The proceeds from this offering will be used by us to help fund our working capital requirements and for general corporate purposes.

In February 2010, we sold approximately 2.7 million shares of common stock at a purchase price of $3.75 per share, for proceeds, net of fees and expenses, of approximately $9.0 million, in a firm-commitment underwritten offering made under a shelf registration statement that we had filed with the Securities and Exchange Commission and that had been declared effective in December 2009. The proceeds from this offering were designed to strengthen our balance sheet and for general corporate purposes.

Stock Option Plan

Since its inception, we have authorized 4,717,495 shares of common stock for issuance under our 2000 and 2010 Stock Incentive Plans. We grant options under these plans that vest over periods of up to four years. The term of each option is no more than ten years from the date of grant. We have repurchase rights for any unvested shares purchased by optionees that allow us to repurchase such shares at cost.

A summary of common stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
			(in years)
Outstanding at December 31, 2009	1,127,751	$9.85
Granted	890,930	4.20
Exercised	(25,635)	3.95
Canceled	(115,186)	6.59
Outstanding at December 31, 2010	1,877,860	$6.47
Granted	504,200	9.75
Exercised	(144,305)	3.55
Canceled	(294,244)	7.75
Outstanding at December 31, 2011	1,943,511	$7.35
Granted	485,220	3.78
Exercised	(155,097)	3.62
Canceled	(391,050)	12.03
Outstanding at December 31, 2012	1,882,584	$6.67	6.90
Vested and expected to vest at December 31, 2012	1,752,106	$6.78	6.76
Exercisable at December 31, 2012	1,157,709	$7.61	5.73

The following is a summary of options outstanding and exercisable as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(in years)
$2.05 – $3.30	220,717	6.95	$2.70	161,458	$2.53
$3.45 - $3.60	220,399	9.38	$3.50	0	$0.00
$3.75 – $3.90	122,687	3.83	$3.77	98,687	$3.75
$3.95 - $3.95	358,767	7.15	$3.95	280,411	$3.95
$4.00 - $4.05	200,345	9.19	$4.01	35,666	$4.00
$4.25 - $8.45	188,199	6.19	$6.08	144,404	$6.27
$8.55 - $11.25	298,600	7.15	$10.32	189,535	$10.06
$11.45 – $18.50	201,322	4.99	$13.63	176,000	$13.81
$18.55 - $25.40	65,048	2.81	$21.02	65,048	$21.02
$25.85 - $25.85	6,500	3.29	$25.85	6,500	$25.85
	1,882,584	6.90	$6.67	1,157,709	$7.61

The weighted average grant date fair value per share of options granted during 2012, 2011 and 2010 was $2.60, $6.76 and $2.90, respectively. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options at the date of exercise) during the years ended December 31, 2012, 2011 and 2010, was $0.1 million, $0.6 million and $0.1 million, respectively. The aggregate intrinsic value of options outstanding at December 31, 2012, 2011 and 2010, was $0.1 million, $0.2 million and $11.7 million, respectively. During the year ended December 31, 2012, the amount of cash received from the exercise of options was $0.6 million.

Restricted (non-vested) Shares

In 2012 we issued approximately 248,000 restricted shares to officers and employees of the Company. The restrictions lapse as the shares vest in equal quarterly installments over a four year period from the date of issuance. No restricted shares were granted in 2011. We recorded stock compensation expense of $0.2 million in 2012 related to restricted shares. There was no stock compensation expense recorded in 2011 or 2010 related to restricted shares. A summary of our restricted, or non-vested, shares as of December 31, 2012, and changes during the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	-	$-
Granted	248,375	3.84
Vested	(32,085)	4.00
Canceled	(16,219)	4.00
Outstanding at December 31, 2012	200,071	$3.81

As of December 31, 2012, there was $3.0 million of total unrecognized compensation cost, related to non-vested stock options, that is expected to be recognized over a weighted-average vesting period of 1.3 years.

Stock options exercisable but not subject to repurchase (vested) as of December 31, 2012, 2011 and 2010 were 1,157,709, 1,171,005 and 760,301, respectively. Unvested options outstanding at December 31, 2012, 2011 and 2010 were 724,875, 772,643 and 1,117,696, respectively.

During the year ended December 31, 2010, we issued 456,000 performance-based options to executive officers of the Company. These options provided for vesting only in the event that the Company met certain 2010 EBITDA targets. Based on our 2010 results, we recorded compensation expense of $0.4 million during 2010 and determined that 315,000 of these options would vest. To the extent earned, the performance shares vest 50% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and the remaining 25% on the third anniversary of the grant date so long as the officer remains a service provider to the Company. As of December 31, 2012, 170,997 of the performance based options were outstanding, and 105,000 options were returned to the option pool in 2011 due to all of the performance targets not being met.

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

	2012	2011	2010
Weighted average expected life in years	6.83 years	6.22 years	6.35 years
Weighted expected volatility	77%	76%	74%
Weighted average risk-free interest rate	0.81%	1.59%	1.79%
Average expected forfeitures	17.0%	15.3%	16.3%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life. For purposes of this valuation model, no dividends have been assumed. Our options have no vesting restrictions and are fully transferable. Our policy is to issue new shares when we are required to issue shares upon share option exercises. We reserve fully for share options at the time of issuance. All options granted since 2007 are exercisable only when vested.

4. Income Taxes

The components of the provision (benefit) for income taxes attributable to continuing operations are as follows:

	2012	2011
Current:
Federal	$-	$-
State	-	12
Foreign	-	-
Total current	-	12
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
	$-	$12

As of December 31, 2012, the Company had federal net operating loss carryforwards of approximately $208 million and research and development credit carryforwards of approximately $3.3 million. The net operating loss and credit carryforwards will expire beginning in 2013, if not utilized. Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Current deferred tax assets
Reserves and allowances	1,338	1,469
Deferred revenue	267	182
Valuation allowance for current deferred tax assets	(1,604)	(1,649)
Net current deferred tax assets	1	2
Noncurrent deferred tax assets
Acquired technology	791	924
Capital expenses	1,850	1,964
Stock compensation	706	558
Net operating loss and tax credit carryforwards	78,191	82,193
Valuation allowance for noncurrent deferred tax assets	(81,433)	(85,553)
Net noncurrent deferred tax assets	105	86
Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	(106)	(88)
Total current deferred tax liabilities	(106)	(88)
Noncurrent deferred tax liabilities
Unrealized gains/losses	—	—
Total noncurrent deferred tax liabilities	—	—
Net current deferred tax asset (liability)	(105)	(86)
Net noncurrent deferred tax asset (liability)	105	86
Net deferred taxes	—	—

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. The valuation allowance decreased by approximately $4.2 million during 2012. Approximately $6,175 of the total valuation allowance in 2012 relates to tax benefits for stock option deductions included in the net operating loss carry-forward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before taxes due to the following:

	Year Ended December 31,
	2012	2011	2010
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	7.2	1.8	0.3
R&D credits	1.3	(1.2)	(3.1)

Stock compensation	14.5	10.0	5.7
Effect of foreign operations	157.3	2.5	(0.3)
Expiration of net operating losses	63.2	-	-
Permanent items and other	6.8	0.1	5.9
Change in valuation allowance	(216.3)	21.0	24.4
	0.0%	0.2%	(1.1)%

The Company recognized no material adjustment in the liability for unrecognized income tax benefits. The reconciliation of the Company’s unrecognized tax benefits at the beginning and end of the year is as follows:

Balance at January 1, 2012	$1,447
Additions based on tax positions related to the current year	233
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(2)
Settlements	—
Balance at December 31, 2012	$1,677

Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate. The Company’s assessment of its unrecognized tax benefits is subject to change as a function of the Company’s financial statement audit.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years 2008 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

5. Commitments

We lease our office and manufacturing and engineering facilities and our foreign sales offices under operating lease agreements. These facilities’ leases are non-cancelable and obligate us to pay taxes and maintenance costs. Our corporate headquarters facility is a 127,000 square foot building that we lease pursuant to a lease agreement that expires in December 2016. From 2007 to December 2011, we subleased 31,000 square feet of our corporate headquarters facility pursuant to sublease agreements. Rent expense was offset by $0.3 million in 2011 and 2010 for cash received pursuant to these sublease agreements. Our administration, marketing and engineering facility of approximately 12,000 square feet is leased pursuant to a lease agreement that expires in March 2016. In July 2011, we leased an additional 26,195 square feet in a facility adjacent to our headquarters facility, in order to expand our manufacturing facility. This lease expires in January 2013.

In addition, we lease certain equipment such as copiers and phone systems under non-cancelable leases. Net rent expense was $1.7 million, $1.3 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum payments and receipts under these leases at December 31, 2012 are as follows (in thousands):

Rental payments
2013	$1,349
2014	1,216
2015	1,190
2016	1,084
2017	144
2018 and thereafter	479
Total future minimum lease payments	$5,462

We enter into certain commitments to purchase inventory and other items in the course of normal operations. At December 31, 2012, the total of these commitments was $7.7 million, of which $7.6 million will mature in 2013 and $25,000 will mature in each subsequent year through 2017.

We have entered into Severance Benefits Agreements with our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and with each of our other executive officers. These agreements generally provide that, if within 12 months following a change in control the executive officer’s employment is terminated for reasons other than for cause (as defined in the agreement) or by the executive for good reason, including a significant reduction in the role and/or responsibility of the executive within 12 months of the change in corporate control, then all outstanding stock options or restricted shares held by the executive would vest as of the date of the termination and certain severance payments would be payable. In the case of our CEO and CFO, in the event of termination by the Company for reasons other than for cause or by him for good reason, he would be entitled to a severance payment equal to 12 months of salary and be entitled to receive health benefits for 12 additional months after termination. In the case of our other executive officers, in the event of a termination by the Company for reasons other than for cause or by the officer for good reason, they would be entitled to a severance payment equivalent to six months of salary and be entitled to receive health benefits for six additional months after termination.

6. Employee Benefit Plan

We maintain a 401(k) Plan that covers substantially all full-time employees. Company contributions to the plan are determined at the discretion of the Board of Directors and vest ratably over five years of service starting after the first year of employment. We did not contribute to this plan in 2012, 2011 or 2010.

7. Geographic Information

Revenues for the year ended December 31 were as follows (in thousands):

	2012	2011	2010
Americas	$48,190	$48,653	$47,530
Europe, Middle East, and Africa	21,917	19,060	13,007
Asia	6,208	7,769	4,418
Total	$76,315	$75,482	$64,955

Revenues from foreign countries above represented shipments to customers located in 57 countries during 2012. Substantially all of our property, plant and equipment are located in the United States. Net assets of operations in foreign countries (excluding intercompany receivables and payables eliminated in consolidation) were $8.3 million at December 31, 2012 mostly located in the UK, Germany and China.

8. Guarantees

In certain geographical regions, particularly Europe and Africa, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our delivery or warranty obligations. We secure these guarantees with standby letters of credit through our bank. At December 31, 2012 and 2011 we had $0 and $0.4 million, respectively, of performance guarantees outstanding to customers that were secured with letters of credit.

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

This loan facility provides for a secured revolving line of credit in an aggregate amount of up to eighty percent (80%) of the facility amount of $15.6 million, or $12.5 million, subject to certain borrowing bases. In the event we have maintained cash and cash equivalents of at least $6.3 million with SVB for at least 30 consecutive days, which is referred to as being in a “Streamline Period”, the borrowing base formula is based on eligible accounts receivable, eligible purchase orders and eligible inventory, subject to a sublimit of $5.0 million for U.K. accounts receivable, $3.5 million for inventory and $1.5 million for purchase orders. When we are not in a Streamline Period, our borrowings are limited based on accounts receivable and purchase orders that SVB has specifically agreed to finance and a borrowing base for eligible inventory. We may also request that SVB issue letters of credit on our behalf, of up to $1.5 million, as a portion of our total loan facility.

On August 5, 2010, we borrowed approximately $2.5 million in revolving loans, all of which was used to refinance all indebtedness owing from us to SVB under our previous credit facility. The new credit facility increased the total credit available from our previous loan facility with SVB, which was $6.0 million, and enables us to borrow against eligible inventory, foreign receivables and customer purchase orders in addition to eligible accounts receivable.

In August 2012, we entered into the Second Amendment to Second Amended and Restated Loan and Security Agreement with SVB (the “ Amendment ”) which amends the Second Amended and Restated Loan and Security Agreement, dated as of August 5, 2010, by and between us and SVB. Pursuant to the Amendment, the maturity date of the loan facility was extended by two years, to August 5, 2014, unless earlier terminated by us, subject to any then applicable early termination fee. The Amendment further provides for, among other things, (i) adding a $1.5 million sublimit under the borrowing base formula for 91-120 day aged accounts receivable, (ii) removing eligible purchase orders from the borrowing base formula, and (iii) removing sublimits providing for the issuance of letters of credit and cash management services. Additionally, pursuant to the Amendment, the definition of “Streamline Period” was amended such that the Company will be deemed to be in a Streamline Period in the event that it has a liquidity ratio of greater than or equal to 1.75:1.00 at all times for at least 60 consecutive days; provided that a Streamline Period will automatically be in effect if the Company achieves such liquidity ratio as a result of the sale of its equity securities.

Further, the Amendment provides for, among other things, (i) amending the finance charge on each eligible account financed by SVB to a per annum rate equal to SVB’s prime rate, subject to a minimum prime rate of four percent (4.00%), plus (a) one and one-quarter percent (1.25%) when we are in a Streamline Period or (b) one and three-quarters percent (1.75%) for eligible accounts (other than eligible 91-120 day aged accounts) and two percent (2.00%) for eligible 91-120 day aged accounts when we are not in a Streamline Period, and (ii) reducing the interest rate upon which each inventory advance accrues interest such that each advance based upon inventory accrues interest at a per annum rate equal to SVB’s prime rate, subject to a minimum prime rate of four percent (4.00%), plus (a) one and one-quarter percent (1.25%) when we are in a Streamline Period or (b) three and one half percent (3.50%) when the Company is not in a Streamline Period.

Finance charges and interest are payable monthly, and all principal is due on the maturity date of August 5, 2014. However, when we are not in a Streamline Period, we must repay advances based on receivables when we receive payment on the receivable that has been financed, and we must repay advances based on purchase orders within 120 days of the date of the purchase order, together with all finance charges on such advances.

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

The Loan Agreement includes customary affirmative covenants for a credit facility of this size and type, including delivery of financial statements, compliance with laws, maintenance of insurance, and protection of intellectual property rights. Further, the Loan Agreement contains customary negative covenants for a credit facility of this size and type, including covenants that limit or restrict our ability to, among other things, dispose of assets, change our business, change our CEO or CFO without replacing such person within 120 days, have a change in control, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, make distributions, repurchase stock, and enter into certain transactions with affiliates. The Loan Agreement also requires the Company to maintain a minimum liquidity ratio of 1.25:1. The liquidity ratio is defined as the ratio of unrestricted cash and cash equivalents and marketable securities plus eligible accounts receivable to all indebtedness owed by the Company to SVB. The Company is currently in compliance with all loan covenants under the Loan Agreement.

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

At December 31, 2012 and 2011, $5.5 million was outstanding on these borrowings, at an interest rate of 5.25%. Based on the borrowing base formula, we had an additional $7.3 million available for use at December 31, 2012 under this credit facility.

 10. Selected Quarterly Consolidated Financial Data (unaudited)

All common stock information and related share prices included in this note have been adjusted to reflect the reverse stock split. The following tables present selected unaudited consolidated statement of operations information for each of the quarters in the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	For the Quarter Ended
Year Ended December 31, 2012	December 31	September 30	June 30	March 31
Selected consolidated statement of operations information:
Total revenue	$15,247	$19,611	$21,659	$19,798
Total cost of goods sold	9,227	13,996	13,887	14,491
Gross profit	6,020	5,615	7,772	5,307
Operating expenses	6,329	6,463	7,269	6,379
Operating profit (loss)	(309)	(848)	503	(1,072)
Net income (loss)	(418)	(847)	490	(1,147)
Basic and diluted net income (loss) per share	$(0.02)	$(0.04)	$0.03	$(0.06)

Selected consolidated balance sheet information:
Current assets	43,032	42,950	44,334	44,352
Total assets	45,799	46,135	47,787	47,892
Current liabilities	19,087	19,501	20,812	21,551
Working capital	23,945	23,449	23,522	22,801
Long term obligations	713	798	834	748
Stockholders’ equity	25,999	18,900	19,937	20,519

	For the Quarter Ended
Year Ended December 31, 2011	December 31	September 30	June 30	March 31
Selected consolidated statement of operations information:
Total revenue	$18,330	$20,608	$19,215	$17,329
Total cost of goods sold	14,619	15,761	14,582	12,619
Gross profit	3,711	4,847	4,633	4,710
Operating expenses	7,022	6,079	5,921	5,759
Operating loss	(3,311)	(1,232)	(1,288)	(1,049)
Net loss	(3,342)	(1,292)	(1,394)	(1,066)
Basic and diluted loss per share	$(0.21)	$(0.08)	$(0.09)	$(0.07)

Selected consolidated balance sheet information:
Current assets	31,762	37,815	41,359	37,551
Total assets	35,027	41,226	44,352	39,868
Current liabilities	18,009	21,515	23,703	18,689
Working capital	13,753	16,300	17,656	18,862
Long term obligations	726	811	712	660
Stockholders’ equity	16,292	18,900	19,937	20,519