Form 10-Q
period 2013-03-31
ACTIVE POWER INC
filed 2013-05-03
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of common stock, par value of $0.001 per share, outstanding at April 30, 2013 was 19,260,604.

ACTIVE POWER, INC.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$15,049	$13,524
Restricted cash	129	-
Accounts receivable, net of allowance for doubtful accounts of $446 and $488 at March 31, 2013 and December 31, 2012, respectively	17,560	17,862
Inventories	9,430	11,079
Prepaid expenses and other	999	567
Total current assets	$43,167	43,032
Property and equipment, net	2,427	2,458
Deposits and other	302	309
Total assets	$45,896	$45,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,908	$4,036
Accrued expenses	4,925	4,948
Deferred revenue	3,840	4,568
Revolving line of credit	5,535	5,535
Total current liabilities	$19,208	19,087
Long-term liabilities	774	713
Stockholders' equity
Preferred stock - $0.001 par value; 2,000 shares authorized	-	-
Common stock - $0.001 par value; 30,000 shares authorized; 19,298 and 19,171 issued and 19,244 and 19,125 outstanding at March 31, 2013 and December 31, 2012, respectively	19	19
Treasury stock	(180)	(144)
Additional paid-in capital	289,144	288,619
Accumulated deficit	(263,090)	(262,817)
Other accumulated comprehensive income	21	322
Total stockholders' equity	25,914	25,999
Total liabilities and stockholders' equity	$45,896	$45,799

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Operations and Comprehensive Loss
(in thousands, except per share amounts; unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues:
Product revenue	$15,636	$16,406
Service and other revenue	2,974	3,392
Total revenue	18,610	19,798

Cost of goods sold:
Cost of product revenue	11,004	11,996
Cost of service and other revenue	2,104	2,495
Total cost of goods sold	13,108	14,491
Gross profit	5,502	5,307

Operating expenses:
Research and development	1,631	1,288
Selling and marketing	2,937	3,547
General and administrative	1,134	1,544
Total operating expenses	5,702	6,379
Loss from Operations	(200)	(1,072)

Interest expense, net	(82)	(114)
Other income, net	9	39

Net loss	$(273)	$(1,147)
Net loss per share, basic and diluted	$(0.01)	$(0.07)

Shares used in computing net loss per share, basic and diluted	19,225	16,966

Comprehensive loss:
Net loss	$(273)	$(1,147)
Translation gain (loss) on subsidiaries denominated in foreign currencies	(301)	36
Comprehensive loss	$(574)	$(1,111)

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands, except per share amounts; unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	At Cost	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehen- sive Loss	Total Stockholders' Equity

Balance at December 31, 2012	19,171	$19	33	$(144)	$288,619	$(262,817)	$322	$25,999
Employee stock purchases	102	-	-	-	388	-	-	388
Release of Restricted Stock	25	-	8	(36)	-	-	-	(36)
Shares held in treasury	-	-	-	-	-	-	-	-
Net translation gain on foreign subsidiaries	-	-	-	-	-	-	(301)	(301)
Stock-based compensation	-	-	-	-	137	-	-	137
Net loss	-	-	-	-	-	(273)	-	(273)
Balance at March 31, 2013	19,298	$19	41	$(180)	$289,144	$(263,090)	$21	$25,914

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands; unaudited)

	Three Months Ended March 31,
	2013	2012

Operating activities
Net loss	$(273)	$(1,147)
Adjustments to reconcile net loss to cash provided by (used in) operating activites:
Depreciation expense	262	252
Change to allowance for doubtful accounts	(42)	(75)
Loss on disposal of fixed assets	-	(29)
Impairment on fixed assets	(17)	-
Stock-based compensation	137	364
Changes in operating assets and liabilities:
Restricted cash	(129)	(1,011)
Accounts receivable	344	(4,371)
Inventories	1,649	1,051
Prepaid expenses and other assets	(425)	(502)
Accounts payable	872	1,382
Accrued expenses	(23)	(1,167)
Deferred revenue	(728)	3,327
Long term liabilities	61	22
Net cash provided by (used in) operating activities	1,688	(1,904)

Investing activities
Purchases of property and equipment	(231)	(495)
Proceeds from sale of fixed assets	17	-
Net cash used in investing activities	(214)	(495)

Financing activities
Proceeds from private placement of common stock	-	9,750
Issuance costs of private placement	-	(122)
Proceeds from draw on revolving line of credit	-	2,017
Payments on revolving line of credit	-	(2,017)
Proceeds from employee stock purchases	388	420
Taxes paid related to net share settlement of equity awards	(36)	-
Net cash provided by financing activities	352	10,048

Translation gain (loss) on subsidiaries in foreign currencies	(301)	36

Change in cash and cash equivalents	1,525	7,685
Cash and cash equivalents, beginning of period	13,524	10,357
Cash and cash equivalents, end of period	$15,049	$18,042

See accompanying notes.

Index

Active Power, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(unaudited)

1.	Significant Accounting Policies

Organization and Basis of presentation

Active Power, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “Active Power” or the “Company”) manufacture and provide critical power quality and modular infrastructure solutions that provide business continuity and protect customers in the event of an electrical power disturbance. Our products and solutions are designed to deliver continuous clean power, protecting customers from voltage fluctuations, such as surges and sags, and frequency fluctuations, and also to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are those global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The Uninterruptible Power Supply (“UPS”) products we manufacture use kinetic energy to provide short-term power as a cleaner alternative to electro-chemical battery-based energy. We sell stand-alone UPS products as well as complete continuous power and infrastructure solutions, including containerized continuous power systems that we brand as PowerHouse. We sell our products globally through direct, manufacturer’s representatives, Original Equipment Manufacturer (“OEM”) channels and IT partners. Our current principal markets are North America, Europe Middle East and Africa (“EMEA”), and Asia.

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.	Supplemental Balance Sheet Information

Restricted Cash

Our restricted cash balance of $0.1 million as of March 31, 2013 consists primarily of secured performance and deposit guarantees given to customers. Upon satisfaction of these guarantees, the restriction on these funds will be released.

Receivables

Accounts receivable consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Trade receivables	$18,006	$18,350
Allowance for doubtful accounts	446	488
	$17,560	$17,862

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, our credit losses have been minimal.

Index

Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$7,089	$6,983
Work in process	2,527	2,429
Finished goods	1,641	3,516
Allowances for obsolescence	(1,827)	(1,849)
	$9,430	$11,079

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Equipment	$10,400	$10,298
Demonstration units	1,810	1,828
Computers and purchased software	4,303	4,251
Furniture and fixtures	457	444
Leasehold improvements	7,753	7,662
Construction in progress	107	188
	24,830	24,671
Accumulated depreciation	(22,403)	(22,213)
	$2,427	$2,458

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Compensation and benefits	$1,591	$2,199
Warranty liability	699	694
Property, income, state, sales and franchise tax	656	320
Professional fees	558	502
Other	1,421	1,233
	$4,925	$4,948

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. Occasionally, we offer longer warranty periods to certain customers. The warranty period for products sold to our primary OEM customer, Caterpillar, is 12 months from the date of shipment to the end-user, or up to 36 months from shipment. This is dependent upon Caterpillar complying with our storage requirements for our products in order to preserve this warranty period beyond the standard 18-month limit. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is included in accrued expenses and long-term liabilities on the accompanying consolidated balance sheet.

Index

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2012	$755
Warranty expense	182
Warranty charges incurred	(170)
Balance at March 31, 2013	$767
Warranty liability included in accrued expenses	$699
Long-term warranty liability	68
Balance at March 31, 2013	$767

Revenue Recognition

In general, we recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue-generating transactions generally fall into one of the following categories of revenue recognition:

●
We recognize product revenue at the time of shipment for substantially all products sold directly to customers and through distributors because title and risk of loss pass on delivery to the common carrier. Our customers and distributors do not have the right to return products. If title and risk of loss pass at some other point in time, we recognize such revenue for our customers when the product is delivered to the customer and title and risk of loss have passed.  We may enter into bill-and-hold arrangements and when this occurs delivery may not be present, but other criteria are reviewed to determine the proper timing of revenue recognition.

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

Multiple element arrangements (“MEAs”) are arrangements to sell products to customers that frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of our CleanSource UPS or PowerHouse products, combined with one or more of the following products: design services, project management, commissioning and installation services, spare parts or consumables, and EMAs. Delivery of the various products or performance of services within the arrangement may or may not coincide. Certain services related to design and consulting may occur prior to delivery of product and commissioning and installation typically take place within six months of product delivery, depending upon customer requirements. EMAs, consumables, and repair, maintenance or consulting services generally are delivered over a period of one to five years. In certain arrangements, revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of future products and services.

When arrangements include multiple elements, we allocate revenue to each element based on the relative selling price and recognize revenue when the elements have stand-alone value and the four criteria for revenue recognition have been met. We establish the selling price of each element based on Vendor Specific Objective Evidence (“VSOE”) if available, Third Party Evidence (“TPE”) if VSOE is not available, or Best Estimate of Selling Price (“BESP”) if neither VSOE nor TPE is available. We generally determine selling price based on amounts charged separately for the delivered and undelivered elements to similar customers in stand-alone sales of the specific elements. When arrangements include an EMA, we recognize revenue related to the EMA at the stated contractual price on a straight-line basis over the life of the agreement.

Any taxes imposed by governmental authorities on our revenue-producing transactions with customers are shown in our consolidated statements of operations on a net-basis; that is, excluded from our reported revenues.

Index

3.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012

Numerator:
Net loss	$(273)	$(1,147)
Denominator:
Weighted-average shares of common stock oustanding used in computing basic and diluted net loss per share	19,225	16,966

Basic and diluted net loss per share	$(0.01)	$(0.07)
Common stock equivalents that were not included in the calculation because the option or restricted stock unit price was greater than the average market price of the common shares or the net loss would cause the effect of the options to be anti-dilutive:
Employee stock options	2,316	1,932
Restricted stock units	179	204
	2,495	2,136

The calculation of diluted loss per share excludes 2,315,899 and 1,931,898 shares of common stock issuable upon exercise of employee stock options as of March 31, 2013 and 2012, respectively, and 178,638 and 204,375 non-vested shares of common stock issuable upon exercise of restricted stock awards as of March 31, 2013 and 2012, respectively, because their inclusion in the calculation would be anti-dilutive.

4.	Fair Value of Financial Instruments

In accordance with FASB ASC 820-10, Fair Value Measurements and Disclosures, our assets and liabilities, which are carried at fair value, are classified in one of the following categories:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than quoted prices in Level 1.

Level 3—One or more significant inputs that are unobservable and supported by little or no market data.

Inputs are referred to as assumptions that market participants would use in pricing the asset or liability. The uses of inputs in the valuation process are categorized into a three-level fair value hierarchy.

Our Level 1 assets and liabilities consist of cash equivalents, which are primarily invested in money-market funds. These assets are classified as Level 1 because they are valued using quoted prices in active markets and other relevant information generated by market transactions involving identical assets and liabilities.

The fair value of our cash equivalents was determined using the following inputs as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013
	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money-market funds	$3,092	$-	$-	$3,092
Total	$3,092	$-	$-	$3,092

December 31, 2012
	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money-market funds	$3,092	$-	$-	$3,092
Total	$3,092	$-	$-	$3,092

Index

For cash and cash equivalents, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments.

5.	Guarantees

In certain geographical regions, particularly EMEA, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our delivery or product warranty obligations. We secure these guarantees with standby letters of credit through our bank. At March 31, 2013 and December 31, 2012, we had $0.1 million and $0 respectively, of performance guarantees outstanding to customers that were secured with letters of credit. The current guarantee is set to expire on September 30, 2013 and there is no foreseeable risk that we will not be able to meet the performance obligations.

6.	Subsequent Events

On April 30, 2013, we filed a “shelf” registration statement with the United States Securities and Exchange. Under this registration statement, we may, from time to time, sell any combination of the securities described in such registration statement in one or more offerings up to a total dollar amount of $50.0 million. We expect this filing to become effective in May 2013.

On April 11, 2013, Lisa Brown resigned as our Vice President of Marketing and Sales Operations.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2012 included in our 2012 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2012 Annual Report on Form 10-K and in Part II, Item 1A of this Form 10-Q for a discussion of items that may affect our future results.

Overview

Active Power designs and manufactures patented flywheel-based uninterruptible power supply (“UPS”) products and Modular Infrastructure Solutions (“MIS”). These solutions are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances.

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

We have sold our patented flywheel-based UPS systems since 1999. Our patented flywheel-based UPS products store kinetic energy by constantly spinning a compact steel wheel (“flywheel”) driven from utility power in a low friction environment. When the utility power used to spin the flywheel fluctuates or is interrupted, the flywheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity known as “bridging power” for short periods, until either utility power is restored or a backup electric generator starts and takes over generating longer-term power in the case of an extended electrical outage. We believe our flywheel products provide many competitive advantages over conventional battery-based UPS products, including substantial space savings, higher power densities, “green” energy storage, and higher power efficiencies up to 98%. This high energy efficiency reduces operating costs and provides customers a lower total cost of ownership. We offer our flywheel products with load capabilities up to 8,400kVA. Our flywheel-based UPS systems are marketed under the brand name CleanSource. UPS product revenue may include ancillary components delivered as part of a total UPS solution. As of March 31, 2013, we have shipped more than 3,700 flywheels in UPS system installations, delivering more than 900 megawatts of power to customers in 57 countries around the world, providing nearly 150 million runtime hours of operation. In late 2012, we introduced our next generation CSHD 625kVA and 750 kVA UPS products, which we plan to start distributing in 2013.

We also sell modular power infrastructure solutions, which incorporate our UPS products with other equipment including switchboards, generators and monitoring and analytics tools to provide complete short- and long-term protection in the event of a power disturbance. Where this integrated solution is sold in a containerized package, it is marketed under the brand name PowerHouse. PowerHouse can be deployed in an ISO or purpose built container depending upon location. These systems are specifically designed to handle the demands of the most technically advanced facilities requiring the highest power integrity available while maximizing up-time, useable floor space and operational efficiency. Designed to offer a highly flexible architecture to respond to a customer’s constantly changing environment, our PowerHouse systems are offered in four standard configurations, enabling sizing for infrastructure on demand. These systems are highly differentiated as they offer flexibility in placement, space savings, rapid deployment, high energy efficiency, and just in time use of capital deployment. They also deliver significant value to customers as the entire system is integrated and tested prior to delivery for a repeatable simple solution. We also sell modular power infrastructure solutions to customers in a non-containerized format, typically deploying such solutions inside buildings. We plan to grow revenue in coming years from current and future customers as modular data center infrastructure continues to gain acceptance in the market.

In close cooperation with our strategic partners in the technology industry and leveraging our expertise in containerization and power distribution, in 2010 we began to manufacture modular IT infrastructure solutions, designed to specification for select IT channel business partners.  These solutions serve as the infrastructure for modular data center deployment model and are in themselves self-contained fully-functional data centers.  Modular data centers may be rapidly deployed with other modular infrastructure such as power and cooling to deliver a cost-effective alternative to traditional raised-floor data centers.  Active Power designs and delivers the exterior shell and a fully outfitted interior – including electrical, cooling, monitoring, and other elements – ready for the IT channel partner to add its IT racks and servers.  After the IT channel partner adds its IT equipment to our modular IT infrastructure solution, the IT channel partner has a functional data center ready for deployment at its end-user site.

Index

Finally, we offer services in the form of installation, maintenance, project management, and other professional services. Services are often sold in conjunction with the products above, and are increasingly becoming a larger part of our overall revenue.

Our headquarters are in Austin, Texas, with international offices in the United Kingdom, Germany, and China.

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

Index

Results of Operations

	Three Months Ended March 31,				Variance 2013 vs, 2012
($ in thousands)	2013	% of total revenue	2012	% of total revenue	$	%
Product revenue	$15,636	84%	$16,406	83%	$(770)	-5%
Service and other revenue	2,974	16%	3,392	17%	(418)	-12%
Total revenue	18,610	100%	19,798	100%	$(1,188)	-6%
Cost of product revenue	11,004	59%	11,996	60%	(992)	-8%
Cost of service and other revenue	2,104	11%	2,495	13%	(391)	-16%
Total cost of goods sold	13,108	70%	14,491	73%	(1,383)	-10%
Gross profit	5,502	30%	5,307	27%	195	4%
Operating expenses:
Research and development	1,631	9%	1,288	6%	343	27%
Selling and marketing	2,937	16%	3,547	18%	(610)	-17%
General and administrative	1,134	6%	1,544	8%	(410)	-27%
Total operating expenses	5,702	31%	6,379	32%	(677)	-11%
Loss from Operations	(200)	-1%	(1,072)	-5%	872	-81%
Interest expense, net	(82)	0%	(114)	-1%	32	-28%
Other income, net	9	0%	39	0%	(30)	-77%
Net Loss	$(273)	-1%	$(1,147)	-6%	$874	-76%

Product revenue.  Product revenue primarily consists of sales of our UPS and MIS products. Our CleanSource power quality products are comprised of both UPS and energy storage product lines and our MIS products consist of our modular power infrastructure solutions, including PowerHouse (which are comprised of our UPS systems and some combination of third party ancillary equipment, such as engine generators and switchgear) and our modular IT infrastructure solutions that provide a combination of power distribution, cooling capabilities, security systems, fire suppression and monitoring capabilities for our business partners. Our product revenue was derived from the following sources:

($ in thousands)	Three Months Ended March 31,		Variance
	2013	2012		$	%
Product revenue:
UPS product revenue	$11,606	$4,216	$7,390		175%
Modular Infrastructure Solutions	4,030	12,190	(8,160)		-67%
Total product revenue	$15,636	$16,406	$(770)		-5%

Total product revenue for the three-month period ended March 31, 2013 decreased by $0.8 million, or 5%, compared to the same period in 2012 and increased $4.1 million, or 36%, from $11.5 million in the fourth quarter 2012. The decrease from first quarter 2012 to first quarter 2013 was driven primarily by a change in mix of product sales. The increase from fourth quarter 2012 to first quarter 2013 was primarily the result of a large fourth quarter order that was received and built in the fourth quarter of 2012, but that didn’t ship until the first quarter of 2013. UPS revenue was up $7.4 million, or 175%, in the first quarter 2013 from the same period in the prior year which mostly offset the decline in MIS revenues of $8.2 million, or 67%. UPS revenue increased in first quarter 2013 compared to fourth quarter 2012 for the same reason total product revenue increased. We expect product mix to continue to shift as we obtain large customer orders for either UPS or MIS products in any particular quarter.

Product revenue from Active Power branded products through our direct and manufacturer’s representative channels was $12.8 million, or 82% of our product revenue, for the three-month period ended March 31, 2013, compared to $6.3 million, or 39% of our product revenue, in the same period of 2012, and $5.5 million, or 48% of our product revenue, for the fourth quarter of 2012.

Product revenue from our OEM channels for the three-month period ended March 31, 2013 was $2.0 million, an increase of approximately $1.0 million, or 100%, compared to revenue of $1.0 million for the first quarter of 2012. This reflected increased OEM activity in the EMEA market. Product revenue from our OEM channels for the three-month period ended March 31, 2013 increased by $0.3 million, or 20%, compared to $1.7 million for the fourth quarter of 2012. The size and volume of orders from our OEM channels can fluctuate significantly on a quarterly basis and in 2013 we continue to see fewer, but larger value transactions from our OEM channel.  We have supported our OEM partners’ efforts to sell total solutions to their customers that include generators and switchgear that they manufacture along with our UPS products as a total solution. Sales to Caterpillar, our primary OEM channel, represented $2.0 million, or 13% of our product revenue, for the three-month period ended March 31, 2013, compared to $1.0 million, or 9% of our product revenue, in the comparable period of 2012 and $1.7 million, or 14%, in fourth quarter 2012. Caterpillar remains one of our largest UPS customers as well as our largest OEM customer.

Index

Product revenue from our IT channel for the first quarter of 2013 was $0.9 million, compared to $9.0 million for the first quarter of 2012, which represents an $8.1 million, or 90%, decrease, and also decreased $3.4 million compared to the $4.3 million of IT channel revenue from fourth quarter 2012. These decreases were primarily due to a decrease in demand for infrastructure solutions from HP, our largest IT channel partner. Historically, we have manufactured and sold infrastructure solutions to HP, for them to re-sell to end users in conjunction with sales of their IT and computing products. Thus, the level of orders will fluctuate dependent upon our partner’s need for infrastructure solutions. We have historically experienced large quarterly fluctuations in the number and value of such orders. Sales to HP accounted for 2% of our product revenue for the first quarter of 2013 compared to 62% in the same period of 2012.

Our MIS products tend to be larger in value and derive sales from a smaller number of customers compared to sales of our UPS products. This smaller number of customers with greater transaction value can contribute to large quarterly fluctuations in revenue from each product family due to the timing of orders and shipments in any particular accounting period. A small number of transactions can lead to significant revenue, but cause greater volatility in our quarterly results and can increase liquidity risk.  To manage this risk we continue to refine and improve the payment terms of these opportunities as part of our working capital management process.

North America sales were $10 million or 64% of our product revenue for the three-month period ended March 31, 2013, compared to $10.6 million, or 65% of our product revenue, for the same period in 2012 and $9.2 million, or 80% of product revenue, in the fourth quarter of 2012. This slight decrease compared to prior year reflects lower MIS revenues which historically have largely originated in the North American market.

We also sell products directly to customers in Asia and EMEA and we have a network of international distributors in these and other territories. In some of these markets, customers are more likely to purchase a total power solution such as PowerHouse from us rather than a stand-alone UPS system. This usually results in a longer selling cycle and makes quarterly results from these regions more inconsistent and dependent upon a smaller number of larger value transactions. Thus, the amount of revenue from our international markets can fluctuate significantly on a quarterly basis. Product sales to customers in Asia were $3.9 million, or 25% of our total product revenue, in the three-month period ended March 31, 2013, compared to $1.5 million, or 9%, for the same period in 2012 and $1.0 million, or 8%, for the fourth quarter of 2012. This was primarily driven by one large distributor order. Product revenue in EMEA was $1.7 million, or 11% of product revenue, in the three-month period ended March 31, 2013, compared to $4.3 million, or 26%, for the same period of 2012 and $1.3 million, or 12%, for the fourth quarter of 2012. These fluctuations are primarily attributable to variations in sales of our MIS products in each region in the relevant periods and illustrate the impact of larger orders from fewer customers on quarterly revenue for each of these regions. Products may sometimes be shipped outside of the region in which the revenues were generated.

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

Service and other revenue decreased by approximately $0.4 million, or 12%, for the three-month period ended March 31, 2013, compared to the same period of 2012, and decreased $0.8 million or 21% compared to the fourth quarter of 2012. This decrease reflects lower professional fees associated with decreased MIS sales in the March 2013 quarter compared to the prior year and prior quarter sequentially. For our MIS customers, we provide a full power solution, including design services, site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user, often including maintenance services.  Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers, so these revenue opportunities do not typically exist for us on our OEM sales. We anticipate that service and other revenue will continue to grow with product revenue, particularly as our PowerHouse system revenue grows and as our installed base of UPS product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required.

Index

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products, ancillary equipment that is sourced from external suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, depreciation of our manufacturing property and equipment, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total product revenue was 70% for the three-month period ended March 31, 2013, compared to 73% for the same period in 2012 and 60% for the fourth quarter of 2012. The decrease in costs as a percentage of revenue compared to first quarter 2012 reflected more favorable product mix and improved UPS pricing arrangements, and an overall lower cost structure compared to 2012 from vendor management programs and other cost management initiatives. The increase in cost of product revenue in first quarter 2013 compared to fourth 2012 is related to less favorable pricing arrangements on UPS systems orders in the first quarter of 2013 and the increase in the amount of orders from our distributors in Asia. We continue to operate a manufacturing facility that has a manufacturing and testing capacity that can be significantly greater than our current product revenue levels in any given quarter, dependent upon the product mix. A large portion of the costs involved in operating this manufacturing facility are fixed in nature and we have incurred unabsorbed overhead each quarter depending on the level of UPS system production. We continue to work on reducing our product costs through design enhancements and modifications and increasing our sales volume to absorb these expenses. We also are working to create cross-functional utilization of our personnel between UPS and MIS product manufacturing so as to obtain higher overall labor efficiency.

Cost of service and other revenue. Cost of service and other revenue includes the cost of component parts that we use in service or sell as spare parts, as well as labor and overhead costs of our service organization.  This includes travel and related costs incurred in fulfilling service obligations to our customers and the costs of third party contractors used in completion of some of our professional services. The cost of service and other revenue was 71% of service and other revenue in the three-month period ended March 31, 2013, compared to 74% for the same period of 2012 and 62% in the fourth quarter of 2012.  The decrease in first quarter 2013 compared to first quarter 2012 reflects a shift in the types of services provided, with professional services being down in first quarter 2013 compared to the same period in 2012. The increase in cost of service and other revenue in first quarter 2013 compared to fourth quarter 2012 is due to an increase in materials costs, which can happen when there is a significant warranty repair. The utilization of our service personnel will also be affected by the number of MIS solution products implemented in a particular period, and in periods where we have a low number of installation projects we would expect our costs as a percentage of revenue to increase due to lower employee utilization. A large portion of the costs involved in operating our service organization are fixed in nature, as we have to maintain a certain level of availability to service our contracted customers rapidly, and depending upon the revenues for the quarter, we may incur unabsorbed overhead in the quarter. We continue to work on reducing our service overhead through better utilization of our service employees and cost control measures. This infrastructure also means that we can leverage this investment and grow our service capabilities substantially by adding direct technical labor only as required.

Gross profit. For the three-month period ended March 31, 2013, our gross profit was 30% of revenue, compared to a 27% gross profit margin for the first quarter of 2012 and a 40% gross profit margin for the fourth quarter of 2012. The improvement from the first quarter of 2012 reflects our product mix, as well as overall cost containment initiatives put in place over the last year, and improved UPS pricing arrangements. The decrease in the margin from the fourth quarter of 2012 is related to lower margin orders in the first quarter of 2013 compared to the fourth quarter 2012, of which a high percentage came from distributor channel orders in Asia. We also had an increase of ancillary revenue, which tends to reflect lower overall margins. Our ability to further improve gross margins will depend, in part, on our ability to further improve our sales channel mix, increase sales of higher margin products such as our UPS products, optimize our product pricing, improve our professional service margins through further pricing and operating efficiency, and increase our total revenues to a level that will allow us to improve the utilization of our manufacturing and service operations.

Research and development. Research and development expense primarily consists of compensation and related costs for employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Overall, our research and development expenses were approximately $0.3 million, or 27%, higher in the first quarter of 2013 compared to the first quarter of 2012 and were $0.2 million, or 17%, higher than the fourth quarter of 2012. The increase is primarily due to our next generation of UPS product, which we feel will offer greater power modularity and space efficiencies compared to our existing UPS products, especially as we target the higher power market groups.   As we are in the final phases of testing, as well as optimizing ways to reduce the overall future costs of production, we have had an increase in research and development expenses.  It is anticipated that the new UPS product line will allow improved profit margins and provide a larger addressable market for our UPS systems business.

Selling and marketing. Selling and marketing expense primarily consists of compensation, including variable sales compensation and related costs for sales and marketing personnel, related travel, trade shows and promotional expenses, compensation paid to resellers and agents, an allocated portion of our occupancy and other costs, and the cost of our foreign sales operations. Selling and marketing costs were approximately $0.6 million, or 17%, lower in the first quarter of 2013 compared to the first quarter of 2012 and decreased approximately $0.3 million, or 10%, from the fourth quarter of 2012 primarily from lower employee compensation costs, lower commissions for third party manufacturers’ representatives, as well as lower expenditures on trade shows and travel costs.

Index

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for board, executive and administrative personnel, and professional fees. General and administrative expenses for the first quarter of 2013 decreased approximately $0.4 million, or 27%, compared to the same period in 2012 due to lower stock compensation expense and lower legal fees, all partially offset by an increase in contract labor. General and administrative expenses decreased by approximately $0.6 million, or 33%, compared to the fourth quarter of 2012 primarily due to lower compensation costs.

Interest expense, net. Net interest expense for the first quarter of 2013 decreased by approximately $32,000, or 28%, compared to the first quarter of 2012. We incurred higher interest expense in 2012 as we had a larger average outstanding balance on our revolving credit facility. Our average cash and cash equivalents balance over the three-month period ending March 31, 2013 decreased by $0.7 million, or 5%, compared to the average balance over the same period ending March 31, 2012. Cash was higher in 2012 due to proceeds received from sales of approximately 2.9 million shares of our stock.

Other income. Net other income in the first quarter of 2013 and 2012 primarily reflects foreign exchange gains on a bank account and sales contracts held in foreign currencies.

Liquidity and Capital Resources

Our primary sources of liquidity at March 31, 2013 are our cash and cash equivalents on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect that we will have adequate capital resources to continue operating our business for at least the next 12 months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2013 and beyond or adversely affect our level of liquidity.

A substantial increase in sales of our PowerHouse or our modular IT infrastructure solutions products or a substantial increase in UPS sales may materially impact the amount of liquidity required to fund our operations. The amount of time between the receipt of payment from our customers and our expenditures for raw materials, manufacturing and shipment of products (the cash cycle) for sales of our CleanSource UPS product can be as short as 45 days, and is typically 60 days. However, the cash cycle on a MIS sale can be significantly longer due to a longer lead time needed on materials purchases and a longer manufacturing schedule. We intend to mitigate the financial impact of this longer cash cycle by requiring customer deposits and periodic payments where possible from our customers. This is not always commercially feasible, and in order to increase our MIS sales, we may be required to make larger investments in inventory and receivables. These larger investments may require us to obtain additional sources of working capital, debt or equity financing in order to fund this business.

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

The following table summarizes the quarterly changes in cash used in operating activities:

($ in thousands)	Three Months Ended March 31,		Variance
	2013	2012		$	%
Cash provided by (used in) operating activities	$1,688	$(1,904)	$3,592		189%

Index

Cash used in operating activities was a positive $1.7 million in the three-month period ended March 31, 2013 compared to a negative $1.9 million the same period of 2012. Changes in the period ending March 31, 2013 were related to changes in our working capital, as were the changes in the prior year quarter as well. Overall ending working capital on the balance sheet was relatively unchanged year over year at March 31.

The fluctuations in working capital can be impacted by the timing of product orders and shipments. In the three-month period ended March 31, 2013, we saw a decrease of approximately $1.6 million in inventory compared to December 31, 2012. This was primarily due to a large order that was received and built in the fourth quarter 2012 that shipped in the first quarter of 2013.  There was also an increase in accounts payable of $0.9 million from December 31, 2012 to March 31, 2013. These increases reflect timing of payments related our large modular infrastructure solution projects. We anticipate that cash provided by (used in) operations will fluctuate significantly based upon the volume and size of our modular infrastructure solutions sold and by the timing of product delivery relative to our reporting periods, and that such volatility in sources and uses of funds will continue based upon growth of our modular infrastructure solutions businesses.

The following table summarizes the quarterly changes in cash used in investing activities:

($ in thousands)	Three Months Ended March 31,		Variance
	2013	2012		$	%
Cash used in investing activities	$(214)	$(495)	$(281)		57%

Investing activities primarily consist of purchases of property and equipment. Capital expenditures were $0.3 million, or 53% lower in the three-month period ending March 31, 2013, compared to the same period of 2012, which is attributable to the fact that in the 2012 period we invested in multiple demonstration UPS systems in Asia and EMEA. This year’s expenditures include the purchase of heavy equipment expected to help us make our manufacturing facility more efficient and reduce our rental expenses going forward.

The following table summarizes the quarterly changes in cash provided by financing activities:

($ in thousands)	Three Months Ended March 31,		Variance
	2013	2012		$	%
Cash provided by financing activities	$352	$10,048	$(9,696)		-96%

Funds provided by financing activities in the period ending March 31, 2013 primarily includes proceeds received from stock option exercises. Funds provided during the three-months ended March 31, 2012 primarily reflect the sale of common stock of approximately 2.9 million shares at a purchase price of $3.40 per share, for proceeds, net of fees and expenses, of approximately $9.6 million, and also reflects proceeds from the exercise of employee stock options.

The shares that were sold in the first quarter of 2012 were sold pursuant to our shelf registration statement on Form S-3 dated November 24, 2009, as amended on December 17, 2009 (Registration No. 333-163301), which was declared effective by the Securities and Exchange Commission (the “SEC”) on December 21, 2009, as supplemented by a prospectus supplement dated March 7, 2012 (the “Offering”).  No discounts or placement agent fees were payable in connection with the Offering.

We believe that our cash and investments, projected cash flows from operations and our sources of available liquidity will be sufficient to fund our operations for at least the next 12 months.  Our cash cycle is such that we generally have visibility two to three quarters in advance for future orders that allows us to anticipate revenues over this period of time with some degree of confidence.  However, a sudden change in business volume, positive or negative, from any of our business or channel partners or in our direct business or any customer-driven events such as order or delivery deferral could significantly impact our expected revenues. The global economic uncertainty has reduced our confidence at predicting future revenues, and even with improving economic conditions, there is still uncertainty and risk in our forecasting.  This two to three quarter window of sales visibility does provide us with some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we can see and anticipate a shortfall in revenue or give us time to identify additional sources of funding if we anticipate an increase in our working capital requirements due to increased revenues or changes in our revenue mix. A significant increase in sales, especially in our PowerHouse or our modular IT infrastructure solutions business, would likely increase our working capital requirements, due to the longer production time and cash cycle of sales of these products.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We invest our cash in a variety of financial instruments, including bank time deposits, and taxable variable rate and fixed rate obligations of corporations, municipalities, and local, state and national government entities and agencies. These investments are denominated in U.S. dollars.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We believe that our investment policy is conservative, both in terms of the average maturity of investments that we hold and in terms of the credit quality of the investments. Because of the nature of the majority of our investments, we do not believe a 1% decline in interest rates would have a material effect on interest income or on the fair value of our investments.

We continue to increase sales in foreign markets and do business in multiple foreign countries, executing more transactions that are denominated in other currencies. Those sales and expenses in currencies other than U.S. dollars can result in translation gains and losses which have not been significant to date. Currently, we do not engage in hedging activities for our international operations other than an increasing amount of sales and support expenses being incurred in foreign currencies as a natural hedge. However, recent volatility in currencies, particularly with the pound and Euro, is increasing the amount of potential translation gains and losses and we may engage in hedging activities in the future to mitigate the risks caused by such currency volatility.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

You should carefully consider the risks described below and in Item 1A of our 2012 Annual Report on Form 10-K before making a decision to invest in our common stock or in evaluating Active Power and our business. The risks and uncertainties described below and in our 2012 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

Index

The actual occurrence of any of the risks described below and in our 2012 Annual Report on Form 10-K could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

We have not recognized any new or additional risks that have not previously been mentioned in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits.

The following documents are filed as exhibits to this report:

3.1*	Restated Certificate of Incorporation, dated June 7, 2006 (filed as Exhibit 3.1 to Active Power’s Quarterly Report on Form 10-Q filed on April 30, 2012)

3.2*	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s Current Report on Form 8-K filed on December 27, 2012)

3.3*	Second Amended and Restated Bylaws as adopted February 1, 2007 (filed as Exhibit 3.2 to Active Power’s Quarterly Report on Form 10-Q filed on April 30, 2012)

3.4*	Amendment to Second Amended and Restated Bylaws as adopted December 6, 2007 (filed as Exhibit 3.3 to Active Power’s Quarterly Report on Form 10-Q filed on April 30, 2012)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946))

4.2*	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1	Separation Agreement and Release, dated April 22, 2013, between Active Power and Lisa M. Brown

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

101
The following financial statements from the Active Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Incorporated by reference to the indicated filing.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

May 3, 2013	/s/ J. Douglas Milner
(Date)	J. Douglas Milner
President and Chief Executive Officer
(Principal Executive Officer)

May 3, 2013	/s/ Steven R. Fife
(Date)	Steven R. Fife
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)