Form 10-Q
period 2013-06-30
ACTIVE POWER INC
filed 2013-07-31
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of common stock, par value of $0.001 per share, outstanding at July 26, 2013 was 19,349,038.

ACTIVE POWER, INC.
FORM 10-Q

Index
PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$14,512	$13,524
Restricted cash	615	-
Accounts receivable, net of allowance for doubtful accounts of $412 and $488 at June 30, 2013 and December 31, 2012, respectively	19,257	17,862
Inventories, net	11,913	11,079
Prepaid expenses and other	573	567
Total current assets	$46,870	43,032
Property and equipment, net	3,042	2,458
Deposits and other	288	309
Total assets	$50,200	$45,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,640	$4,036
Accrued expenses	5,450	4,948
Deferred revenue	4,133	4,568
Revolving line of credit	5,535	5,535
Total current liabilities	$22,758	19,087
Long-term liabilities	689	713
Stockholders' equity
Preferred stock - $0.001 par value; 2,000 shares authorized	-	-
Common stock - $0.001 par value; 30,000 shares authorized; 19,347 and 19,171 issued and 19,291 and 19,125 outstanding at June 30, 2013 and December 31, 2012, respectively	19	19
Treasury stock	(193)	(144)
Additional paid-in capital	289,562	288,619
Accumulated deficit	(262,758)	(262,817)
Other accumulated comprehensive income	123	322
Total stockholders' equity	26,753	25,999
Total liabilities and stockholders' equity	$50,200	$45,799

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Operations and Comprehensive Loss
(in thousands, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Product revenue	$15,385	$17,481	$31,021	$33,887
Service and other revenue	4,810	4,178	7,784	7,570
Total revenue	20,195	21,659	38,805	41,457

Cost of goods sold:
Cost of product revenue	10,623	11,358	21,627	23,354
Cost of service and other revenue	2,650	2,529	4,754	5,024
Total cost of goods sold	13,273	13,887	26,381	28,378
Gross profit	6,922	7,772	12,424	13,079

Operating expenses:
Research and development	1,800	1,432	3,431	2,720
Selling and marketing	3,033	3,897	5,970	7,444
General and administrative	1,579	1,940	2,713	3,484
Total operating expenses	6,412	7,269	12,114	13,648
Income (Loss) from Operations	510	503	310	(569)

Interest expense, net	(82)	(52)	(164)	(166)
Other income (expense), net	(96)	39	(87)	78

Net income (loss)	$332	$490	$59	$(657)
Net income (loss) per share, basic	$0.02	$0.03	$0.00	$(0.04)
Net income (loss) per share, diluted	$0.02	$0.03	$0.00	$(0.04)

Shares used in computing net income (loss) per share, basic	19,296	19,094	19,261	18,036
Shares used in computing net income (loss) per share, diluted	19,491	19,193	19,476	18,036

Comprehensive income (loss):
Net income (loss)	$332	$490	$59	$(657)
Translation gain (loss) on subsidiaries denominated in foreign currencies	102	(347)	(199)	(311)
Comprehensive income (loss):	$434	$143	$(140)	$(968)

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands, except per share amounts; unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	At Cost	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehen- sive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2012	19,171	$19	33	$(144)	$288,619	$(262,817)	$322	$25,999
Employee stock purchases	121	-	-	-	435	-	-	435
Release of Restricted Stock	55	-	10	(49)	-	-	-	(49)
Net translation gain on foreign subsidiaries	-	-	-	-	-	-	(199)	(199)
Stock-based compensation	-	-	-	-	528	-	-	528
Issuance costs, shelf registration					(20)			(20)
Net Income	-	-	-	-	-	59	-	59
Balance at June 30, 2013	19,347	$19	43	$(193)	$289,562	$(262,758)	$123	$26,753

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands; unaudited)

	Six Months Ended June 30,
	2013	2012

Operating activities
Net Income (Loss)	$59	$(657)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation expense	559	647
Change to allowance for doubtful accounts	(76)	62
Gain (loss) on disposal of fixed assets	(13)	27
Impairment on fixed assets	(17)	-
Stock-based compensation	528	773
Changes in operating assets and liabilities:
Restricted cash	(615)	(991)
Accounts receivable	(1,319)	(5,987)
Inventories	(1,276)	514
Prepaid expenses and other assets	15	(1,904)
Accounts payable	3,604	2,370
Accrued expenses	502	(923)
Deferred revenue	(435)	1,356
Long term liabilities	(24)	108
Net cash provided by (used in) operating activities	1,492	(4,605)

Investing activities
Purchases of property and equipment	(739)	(861)
Proceeds from sale of fixed assets	68	-
Net cash used in investing activities	(671)	(861)

Financing activities
Proceeds from private placement of common stock	-	9,750
Issuance costs of private placement	-	(187)
Proceeds from draw on revolving line of credit	-	2,017
Payments on revolving line of credit	-	(2,017)
Proceeds from employee stock purchases	435	491
Issuance costs, shelf registration	(20)	-
Taxes paid related to the net share settlement of equity awards	(49)	(10)
Net cash provided by financing activities	366	10,044

Translation loss on subsidiaries in foreign currencies	(199)	(311)

Change in cash and cash equivalents	988	4,267
Cash and cash equivalents, beginning of period	13,524	10,357
Cash and cash equivalents, end of period	$14,512	$14,624

See accompanying notes.

Index
Active Power, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(unaudited)

1.	Significant Accounting Policies

Organization and Basis of presentation

Active Power, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “Active Power” or the “Company”) manufacture and provide critical power quality and modular infrastructure solutions that provide business continuity and protect customers in the event of an electrical power disturbance. Our products and solutions are designed to deliver continuous clean power, protecting customers from voltage fluctuations, such as surges and sags, and frequency fluctuations, and also to provide ride-through, or temporary, power to bridge the gap between a power outage and the restoration of utility power. Our target customers are those global enterprises requiring “power insurance” because they have zero tolerance for downtime in their mission critical operations. The Uninterruptible Power Supply (“UPS”) products we manufacture use kinetic energy to provide short-term power as a cleaner alternative to electro-chemical battery-based energy. We sell stand-alone UPS products as well as complete continuous power and infrastructure solutions, including containerized continuous power systems that we brand as PowerHouse™. We sell our products globally through our direct sales force, manufacturer’s representatives, Original Equipment Manufacturer (“OEM”) channels and IT partners. Our current principal markets are the Americas, Europe Middle East and Africa (“EMEA”), and Asia.

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

Restricted Cash

Our restricted cash balance of $0.6 million as of June 30, 2013 consists primarily of secured performance and deposit guarantees given to customers. Upon satisfaction of these guarantees, the restriction on these funds will be released.

Receivables

Accounts receivable consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Trade receivables	$19,669	$18,350
Allowance for doubtful accounts	412	488
	$19,257	$17,862

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, our credit losses have been minimal.

Index
Inventory

We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$7,021	$6,983
Work in process	2,636	2,429
Finished goods	3,390	3,516
Allowances for obsolescence	(1,134)	(1,849)
	$11,913	$11,079

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Equipment	$11,150	$10,298
Demonstration units	1,801	1,828
Computers and purchased software	4,366	4,251
Furniture and fixtures	461	444
Leasehold improvements	7,788	7,662
Construction in progress	135	188
	25,701	24,671
Accumulated depreciation	(22,659)	(22,213)
	$3,042	$2,458

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Compensation and benefits	$2,113	$2,199
Warranty liability	669	694
Property, income, state, sales and franchise tax	682	320
Professional fees	392	502
Other	1,594	1,233
	$5,450	$4,948

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

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2012	$755
Warranty expense	353
Warranty charges incurred	(393)
Balance at June 30, 2013	$715
Warranty liability included in accrued expenses	$669
Long-term warranty liability	46
Balance at June 30, 2013	$715

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

Multiple element arrangements (“MEAs”) are arrangements to sell products to customers that frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of our CleanSource® UPS or PowerHouse products, combined with one or more of the following products: design services, project management, commissioning and installation services, spare parts or consumables, and EMAs. Delivery of the various products or performance of services within the arrangement may or may not coincide. Certain services related to design and consulting may occur prior to delivery of product and commissioning and installation typically take place within six months of product delivery, depending upon customer requirements. EMAs, consumables, and repair, maintenance or consulting services generally are delivered over a period of one to five years. In certain arrangements, revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of future products and services.

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

3.	Net Income (Loss) Per Share

All common stock information regarding the prior year included in this note have been adjusted to reflect the reverse stock split that took effect on December 21, 2012.

Index
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Numerator:
Net income (loss)	$332	$490	$59	$(657)
Denominator:
Weighted-average shares of common stock outstanding	19,296	19,094	19,261	18,036
Dilutive effect of employee stock options and restricted stock awards	195	99	215	-
Weighted-average shares for diluted net income per share	19,491	19,193	19,476	18,036

Basic net income (loss) per share	$0.02	$0.03	$0.00	$(0.04)
Diluted net income (loss) per share	$0.02	$0.03	$0.00	$(0.04)

The calculation of diluted income per share excludes some shares of common stock issuable upon exercise of employee stock options because their inclusion in the calculation would have been anti-dilutive. There were no shares excluded from the calculation related to non-vested shares of common stock issuable upon exercise of restricted stock units as of June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Common stock equivalents excluded from calculation because effect would have been anti-dilutive	2,287	2,240	2,162	2,335

4.	Fair Value of Financial Instruments

In accordance with FASB ASC 820-10, Fair Value Measurements and Disclosures, our assets and liabilities, which are carried at fair value, are classified in one of the following categories:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Significant observable inputs other than quoted prices in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

Our cash and cash equivalents include money-market funds for which the fair value was determined using Level 1 inputs and was $3.1 million as of June 30, 2013 and December 31, 2012. For cash and cash equivalents, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments.

5.	Guarantees

In certain geographical regions, particularly EMEA, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our delivery or product warranty obligations. We secure these guarantees with standby letters of credit through our bank. At June 30, 2013 and December 31, 2012, we had $0.6 million and $0 respectively, of performance guarantees outstanding to customers that were secured with letters of credit. The current guarantees are set to expire on September 30, 2013 and April 17, 2014. There is no foreseeable risk that we will not be able to meet the performance obligations. Our restricted cash, as shown on the balance sheet, is related to these guarantees.

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

We have sold our patented flywheel-based UPS systems since 1999. Our patented flywheel-based UPS products store kinetic energy by constantly spinning a compact steel wheel (“flywheel”) driven from utility power in a low friction environment. When the utility power used to spin the flywheel fluctuates or is interrupted, the flywheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity known as “bridging power” for short periods, until either utility power is restored or a backup electric generator starts and takes over generating longer-term power in the case of an extended electrical outage. We believe our flywheel products provide many competitive advantages over conventional battery-based UPS products, including substantial space savings, higher power densities, “green” energy storage, and higher power efficiencies up to 98%. This high energy efficiency reduces operating costs and provides customers a lower total cost of ownership. We offer our flywheel products with load capabilities up to 8,400kVA. Our flywheel-based UPS systems are marketed under the brand name CleanSource®. UPS product revenue may include ancillary components delivered as part of a total UPS solution. As of June 30, 2013, we have shipped more than 3,800 flywheels in UPS system installations, delivering more than 900 megawatts of power to customers in 57 countries around the world, providing nearly 160 million runtime hours of operation. In late 2012, we introduced our next generation CSHD 625kVA and 750 kVA UPS products, which we plan to start distributing in the second half of 2013.

We also sell modular power infrastructure solutions, which incorporate our UPS products with other equipment including switchboards, generators and monitoring and analytics tools to provide complete short- and long-term protection in the event of a power disturbance. Where this integrated solution is sold in a containerized package, it is marketed under the brand name PowerHouseTM. PowerHouse can be deployed in an International Shipping Organization (“ISO”) or purpose built container depending upon location. These systems are specifically designed to handle the demands of the most technically advanced facilities requiring the highest power integrity available while maximizing up-time, useable floor space and operational efficiency. Designed to offer a highly flexible architecture to respond to a customer’s constantly changing environment, our PowerHouse systems are offered in four standard configurations, enabling sizing for infrastructure on demand. These systems are highly differentiated as they offer flexibility in placement, space savings, rapid deployment, high energy efficiency, and just in time use of capital deployment. They also deliver significant value to customers as the entire system is integrated and tested prior to delivery for a repeatable simple solution. We also sell modular power infrastructure solutions to customers in a non-containerized format, typically deploying such solutions inside buildings. We plan to grow revenue in coming years from current and future customers as modular data center infrastructure continues to gain acceptance in the market.

Index
In close cooperation with our strategic partners in the technology industry and leveraging our expertise in containerization and power distribution, in 2010 we began to manufacture modular IT infrastructure solutions, designed to specification for select IT channel business partners.  These solutions serve as the infrastructure for the modular data center deployment model.  Modular data centers may be rapidly deployed with other modular infrastructure such as power and cooling to deliver a cost-effective alternative to traditional raised-floor data centers.  Active Power designs and delivers the exterior shell and a fully outfitted interior – including electrical, cooling, monitoring, and other elements – ready for the IT channel partner to add its IT racks and servers.  After the IT channel partner adds its IT equipment to our modular IT infrastructure solution, the IT channel partner has a functional data center ready for deployment at its end-user site.

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

Index
Results of Operations

	Three Months Ended June 30,				Variance 2013 vs, 2012
($ in thousands)	2013	% of total revenue	2012	% of total revenue	$	%
Product revenue	$15,385	76%	$17,481	81%	$(2,096)	-12%
Service and other revenue	4,810	24%	4,178	19%	632	15%
Total revenue	20,195	100%	21,659	100%	$(1,464)	-7%
Cost of product revenue	10,623	53%	11,358	52%	(735)	-6%
Cost of service and other revenue	2,650	13%	2,529	12%	121	5%
Total cost of goods sold	13,273	66%	13,887	64%	(614)	-4%
Gross profit	6,922	34%	7,772	36%	(850)	-11%
Operating expenses:
Research and development	1,800	9%	1,432	7%	368	26%
Selling and marketing	3,033	15%	3,897	18%	(864)	-22%
General and administrative	1,579	8%	1,940	9%	(361)	-19%
Total operating expenses	6,412	32%	7,269	34%	(857)	-12%
Income from Operations	510	3%	503	2%	7	1%
Interest expense, net	(82)	0%	(52)	0%	(30)	-58%
Other income (expense), net	(96)	0%	39	0%	(135)	-346%
Net Income	$332	2%	$490	2%	$(158)	-32%

	Six Months Ended June 30,				Variance 2013 vs, 2012
($ in thousands)	2013	% of total revenue	2012	% of total revenue	$	%
Product revenue	$31,021	80%	$33,887	82%	$(2,866)	-8%
Service and other revenue	7,784	20%	7,570	18%	214	3%
Total revenue	38,805	100%	41,457	100%	$(2,652)	-6%
Cost of product revenue	21,627	56%	23,354	56%	(1,727)	-7%
Cost of service and other revenue	4,754	12%	5,024	12%	(270)	-5%
Total cost of goods sold	26,381	68%	28,378	68%	(1,997)	-7%
Gross profit	12,424	32%	13,079	32%	(655)	-5%
Operating expenses:
Research and development	3,431	9%	2,720	7%	711	26%
Selling and marketing	5,970	15%	7,444	18%	(1,474)	-20%
General and administrative	2,713	7%	3,484	8%	(771)	-22%
Total operating expenses	12,114	31%	13,648	33%	(1,534)	-11%
Income (loss) from Operations	310	1%	(569)	-1%	879	154%
Interest expense, net	(164)	0%	(166)	0%	2	1%
Other income (expense), net	(87)	0%	78	0%	(165)	-212%
Net Income (loss)	$59	0%	$(657)	-1%	$716	109%

Index
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

($ in thousands)	Three Months Ended June 30,		Variance
	2013	2012	$	%
Product revenue:
UPS product revenue	$2,816	$9,553	$(6,737)	-71%
Modular Infrastructure Solutions	12,569	7,928	4,641	59%
Total product revenue	$15,385	$17,481	$(2,096)	-12%

($ in thousands)	Six Months Ended June 30,		Variance
	2013	2012	$	%
Product revenue:
UPS product revenue	$14,422	$13,769	$653	5%
Modular Infrastructure Solutions	16,599	20,118	(3,519)	-17%
Total product revenue	$31,021	$33,887	$(2,866)	-8%

Total product revenue for the three-month period ended June 30, 2013 decreased by $2.1 million, or 12%, compared to the same period in 2012 and decreased $0.3 million, or 2%, from $15.6 million in the first quarter 2013. The decrease from second quarter 2012 and first quarter 2013 to second quarter 2013 was driven primarily by a reduction in UPS sales, partially offset by an increase in MIS sales. UPS revenue was down $6.7 million, or 71%, in the second quarter 2013 from the same period in the prior year which offset the increase in MIS revenues of $4.6 million, or 59%. UPS revenue decreased in second quarter 2013 compared to first quarter 2013 due to a reduction in shipments for our 300 series flywheel units. MIS revenues were up compared to first quarter 2013 due to two large customer shipments. We expect product mix to continue to shift as we obtain large customer orders for either UPS or MIS products in any particular quarter.

Product revenue for the six-month period ended June 30, 2013 decreased by $2.9 million, or 8%, compared to the same period in 2012. This decrease was driven primarily by a decrease of $3.5 million in sales of MIS products. MIS Sales comprised 54% of product revenue in the first half of 2013, compared to 59% of product revenue in the same period of 2012. UPS product revenues for the first half of 2013 increased by approximately $0.7 million, or 5%, compared to the first half of 2012.

Product revenue from Active Power branded products through our direct and manufacturer’s representative channels was $6.4 million, or 42% of our product revenue, for the three-month period ended June 30, 2013, compared to $7.9 million, or 45% of our product revenue, in the same period of 2012, and $12.8 million, or 82% of our product revenue, for the first quarter of 2013.  For the six-month period ended June 30, 2013, product sales of Active Power branded products through our direct and manufacturer’s representative channels were $19.2 million, or 62% of our product revenue, compared to $14.2 million, or 42%, for the same period of 2012.

Product revenue from our OEM channels for the three-month period ended June 30, 2013 was $1.0 million, a decrease of approximately $0.6 million, or 38%, compared to revenue of $1.7 million for the second quarter of 2012. For the six-month period ended June 30, 2013, product revenue from our OEM channel was $3.0 million, an increase of $0.3 million, or 11%, compared to $2.7 million for the same period in 2012.  Product revenue from our OEM channels for the three-month period ended June 30, 2013 decreased by $1.0 million, or 48%, compared to $2.0 million for the first quarter of 2013. Sales to Caterpillar, our primary OEM channel, represented $1.0 million and $3.0 million, or 6% and 10% of our product revenue, for the three-month and six-month periods ended June 30, 2013, respectively, compared to $1.7 million and $2.7 million, or 9% and 8% of our product revenue, in the comparable period of 2012 and $2.0 million, or 13%, respectively, in first quarter 2013. Caterpillar remains one of our largest UPS customers as well as our largest OEM customer.

Index
Product revenue from our IT channel for the second quarter of 2013 was $7.9 million, which was flat compared to $7.9 million for the second quarter of 2012 and increased from the $0.9 million of IT channel revenue in the first quarter 2013.  For the six-month period ended June 30, 2013, product revenue from our IT channel was $8.8 million, a decrease of $8.1 million, or 48%, compared to $16.9 million for the same period of 2012.  These decreases were primarily due to a decrease in demand for infrastructure solutions from Hewlett Packard (“HP”), our largest IT channel partner. Historically, we have manufactured and sold infrastructure solutions to HP, for them to re-sell to end users in conjunction with sales of their IT and computing products. Thus, the level of orders will fluctuate depending upon the timing of our partner’s need for infrastructure solutions. We have historically experienced large quarterly fluctuations in the number and value of such orders. Sales to HP accounted for 52% of our product revenue for the second quarter of 2013 compared to 45% in the same period of 2012, however sales to HP accounted for only 27% of product revenue for the six months ended June 30, 2013 compared to 50% of the product revenue in the six months ended June 30, 2012.

Our MIS products tend to be larger in value and derive sales from a smaller number of customers compared to sales of our UPS products. This smaller number of customers with greater transaction value can contribute to large quarterly fluctuations in revenue from each product family due to the timing of orders and shipments in any particular accounting period. A small number of transactions can lead to significant revenue, but cause greater volatility in our quarterly results and can increase liquidity risk.  To manage this risk we continue to attempt to refine and improve the payment terms of these opportunities as part of our working capital management process.

Sales in the Americas were $14.6 million or 95% of our product revenue for the three-month period ended June 30, 2013, compared to $12.1 million, or 69% of our product revenue, for the same period in 2012 and $10.0 million, or 64% of product revenue, in the first quarter of 2013. For the six-month period ended June 30, 2013, our sales in the Americas were $24.7 million, or 79% of our total product revenue, compared to $22.7 million, or 67%, for the same period in 2012.  These increases compared to the prior year reflect higher UPS revenues.

We also sell products directly to customers in Asia and EMEA and we have a network of international distributors in these and other territories. In some of these markets, customers are more likely to purchase a total power solution such as PowerHouse from us rather than a stand-alone UPS system. This usually results in a longer selling cycle and makes quarterly results from these regions more inconsistent and dependent upon a smaller number of larger value transactions. Thus, the amount of revenue from our international markets can fluctuate significantly on a quarterly basis. Product sales to customers in Asia were $0.4 million, or 3% of our total product revenue, in the three-month period ended June 30, 2013, compared to $1.0 million, or 6%, for the same period in 2012 and $3.9 million, or 25%, for the first quarter of 2013. The first quarter of 2013 sales to customers in Asia were primarily driven by one large multi-tier distributor order. Product revenue in EMEA was $0.4 million, or 2% of product revenue, in the three-month period ended June 30, 2013, compared to $4.4 million, or 25%, for the same period of 2012 and $1.7 million, or 11%, for the first quarter of 2013. These fluctuations are primarily attributable to variations in sales of our MIS products in each region in the relevant periods and illustrate the impact of larger orders from fewer customers on quarterly revenue for each of these regions. Products may sometimes be shipped outside of the region in which the revenues were generated.

Product revenue in Asia was $4.3 million in the six months ended June 2013, compared to $2.5 million in the six months ended June 2012. This increase was related to the sales made in the first quarter of 2013 to a new large distributor for our UPS products. Finally, product revenue from EMEA for the six months ended June 2013 was $2.0 million compared to $8.7 million in the six months ended June 2012. This decrease year over year was related to a large single customer project included in the 2012 period.

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

Service and other revenue increased by approximately $0.6 million, or 15%, for the three-month period ended June 30, 2013, compared to the same period of 2012, and increased $1.8 million or 62% compared to the first quarter of 2013.  This increase compared to the first quarter 2013 reflects higher professional fees associated with MIS sales in the second quarter of 2013. For the six-month period ended June 30, 2013, our service and other revenue increased by approximately $0.2 million, or 3%, compared to the same period in 2012.  For our MIS customers, we provide a full power solution, including design services, site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user, often including maintenance services.  Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers, so these revenue opportunities do not typically exist for us on our OEM sales. We anticipate that service and other revenue will continue to grow with product revenue, particularly as our PowerHouse system revenue grows and as our installed base of UPS product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required.

Index
Cost of product revenue. Cost of product revenue includes the cost of component parts of our products, ancillary equipment that is sourced from external suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, depreciation of our manufacturing property and equipment, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total product revenue was 69% and 70% for the three-month and six-month periods ended June 30, 2013, compared to 65% and 69% for the same periods in 2012 and 70% for the first quarter of 2013. The increase in costs as a percentage of revenue compared to second quarter 2012 reflected a more unfavorable product mix, as we had more MIS sales compared to UPS sales, which typically have a lower margin. We continue to operate a manufacturing facility that has a manufacturing and testing capacity that can be significantly greater than our current product revenue levels in any given quarter, dependent upon the product mix. A large portion of the costs involved in operating this manufacturing facility are fixed in nature and we have incurred unabsorbed overhead each quarter depending on the level of UPS system production. We continue to work on reducing our product costs through design enhancements and modifications and increasing our sales volume to absorb these expenses. We also are working to create cross-functional utilization of our personnel between UPS and MIS product manufacturing so as to obtain higher overall labor efficiency.

Cost of service and other revenue. Cost of service and other revenue includes the cost of component parts that we use in service or sell as spare parts, as well as labor and overhead costs of our service organization.  This includes travel and related costs incurred in fulfilling service obligations to our customers and the costs of third party contractors used in completion of some of our professional services. The cost of service and other revenue was 55% of service and other revenue in the three-month period ended June 30, 2013, compared to 61% for the same period of 2012 and 71% in the first quarter of 2013.  The decrease in the second quarter of 2013 compared to the second quarter of 2012 and first quarter 2013 reflects a shift in the types of services provided, with the second quarter of 2013 including more professional assembly and project management services compared to the other periods. The utilization of our service personnel will be affected by the number of MIS solution products implemented in a particular period, and in periods where we have a low number of installation projects we would expect our costs as a percentage of revenue to increase due to lower employee utilization.

The cost of service and other revenue was 61% of service and other revenue in the six-month period ended June 30, 2013, compared to 66% for the same period of 2012.  The decrease in the six-month period ended June 30, 2013, compared to the same period of 2012 was related to the decreased costs to install MIS solutions due to the concentrated timing and location of the 2013 shipments compared to 2012.

Gross profit. For the three-month period ended June 30, 2013, our gross profit margin was 34% of revenue, compared to 36% of revenue for the second quarter of 2012 and 30% of revenue for the first quarter of 2013.  The reduction in gross profit margin from the second quarter of 2012 is primarily related to our product mix. UPS products tend to have higher margins than our MIS products. The increase in the margin from the first quarter of 2013 is related to higher margins across all products and services in the second quarter of 2013 compared to the first quarter 2013, as well as a higher percentage of service revenue compared to total revenue.

For each of the six-month periods ended June 30, 2013 and 2012, our gross profit margin was 32% of revenue.  Our ability to further improve gross profit margins will depend, in part, on our ability to further improve our sales channel mix, increase sales of higher margin products such as our UPS products, optimize our product pricing, improve our professional service margins through further pricing optimization and operating efficiency, and increase our total revenues to a level that will allow us to improve the utilization of our manufacturing and service operations.

Research and development. Research and development expense primarily consists of compensation and related costs for employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Overall, our research and development expenses were approximately $0.4 million, or 26%, higher in the second quarter of 2013 compared to the second quarter of 2012 and were $0.2 million, or 10%, higher than the first quarter of 2013. The increases were primarily due to development activities on our next generation of UPS product, which is in its final stages of production release. With our new product we feel we will offer greater power modularity and space efficiencies compared to our existing UPS products, especially as we target the higher power level market.

For the six-month period ended June 30, 2013, our research and development expense was $3.4 million, compared to $2.7 million for the same period of 2012.  The increase is due to our next generation UPS development as we are in the final phases of production release, as well as optimizing ways to reduce the overall future costs of production.  It is anticipated that our new UPS product line will allow improved profit margins in the long term and provide a larger addressable market for our UPS systems business.

Selling and marketing. Selling and marketing expense primarily consists of compensation, including variable sales commissions for sales personnel, related travel, trade shows and promotional expenses, compensation paid to resellers and agents, an allocated portion of our occupancy and other costs, and the cost of our foreign sales operations. Selling and marketing costs were approximately $0.9 million, or 22%, lower in the second quarter of 2013 compared to the second quarter of 2012 related to lower expenditures in sales in such areas as travel costs, consulting fees, and third party manufacturer representative commissions.  Such expenses increased approximately $0.1 million, or 3%, from the first quarter of 2013 primarily due to increased employee compensation costs related to the departure of our VP of Marketing and Sales Operations in April 2013.

Index
Selling and marketing expenses were approximately $1.5 million, or 20%, lower for the six-month period ended June 30, 2013 compared to the same period of 2012 primarily from reduced employee compensation costs, commissions for third party manufacturers’ representatives and travel costs.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for board, executive and administrative personnel, and professional fees. General and administrative expenses for the second quarter of 2013 decreased approximately $0.4 million, or 19%, compared to the same period in 2012 due to lower bad debt, travel, bonus and recruiting costs, partially offset by an increase in severance and relocation expenses. General and administrative expenses increased by approximately $0.4 million, or 39%, compared to the first quarter of 2013 primarily due to higher severance and relocation costs.

General and administrative expenses for the six-month period ended June 30, 2013 decreased approximately $0.8 million, or 22%, compared to the same period in 2012 due to lower stock compensation expense, bonus, legal fees and recruiting expenses, partially offset by higher relocation costs.

Interest expense, net. Net interest expense remained relatively flat for the second quarter of 2013 compared to the second quarter of 2012. The interest expense incurred during 2013 and 2012 was in connection with the outstanding balance on our revolving credit facility.

Other income. Net other income in the second quarter of 2013 and 2012 primarily reflects foreign exchange losses or gains on bank accounts and sales contracts held in foreign currencies.

Liquidity and Capital Resources

Our primary sources of liquidity at June 30, 2013 are our cash and cash equivalents on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect we will have adequate capital resources to continue operating our business for at least the next 12 months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2013 and beyond or adversely affect our level of liquidity.

A substantial increase in sales of our PowerHouse or our modular IT infrastructure solutions products or a substantial increase in UPS sales may materially impact the amount of liquidity required to fund our operations. The amount of time between the receipt of payment from our customers and our expenditures for raw materials, manufacturing and shipment of products (the cash cycle) for sales of our CleanSource UPS product can be as short as 45 days, and is typically 60 days, however this can vary by geographic market. However, the cash cycle on a MIS sale can be significantly longer due to the longer lead time needed on materials purchases and the longer manufacturing schedule. We attempt to mitigate the financial impact of this longer cash cycle by requiring customer deposits and periodic payments where possible from our customers. This is not always commercially feasible, and in order to increase our MIS sales, we may be required to make larger investments in inventory and receivables. These larger investments may require us to obtain additional sources of working capital, debt or equity financing in order to fund the MIS business.

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

Index
The following table summarizes the changes in cash used in operating activities:

($ in thousands)	Six Months Ended June 30,		Variance
	2013	2012	$	%
Cash provided by (used in) operating activities	$1,492	$(4,605)	$6,097	132%

Cash provided from operating activities was $1.5 million in the six-month period ended June 30, 2013 compared to a use of cash of $4.6 million the same period of 2012. Changes in the period ending June 30, 2013 were primarily related to changes in our working capital, as were the changes in the prior year six month period. Overall ending working capital on the balance sheet was relatively unchanged year over year at June 30.

The fluctuations in working capital can be impacted by the timing of product orders and shipments. In the six-month period ended June 30, 2013, we saw a $1.3 million use of cash related to inventory manufactured in the period. This was in part due to a reduction in UPS orders for our current product and an increase in build for our new product in the second quarter of 2013.  There was also a decrease in cash related to higher accounts receivable of approximately $1.3 million and an increase in cash from higher accounts payable of $3.6 million from December 31, 2012 to June 30, 2013. These increases reflect timing of payments to vendors related to our large MIS projects which have a long manufacturing schedule. We anticipate that cash flows from operations will fluctuate significantly based upon the volume and size of our MIS products sold and by the timing of product delivery relative to our reporting periods, and that such volatility in sources and uses of funds will continue based upon growth of our MIS businesses.

The following table summarizes the changes in cash used in investing activities:

($ in thousands)	Six Months Ended June 30,		Variance
	2013	2012	$	%
Cash used in investing activities	$(671)	$(861)	$(190)	22%

Investing activities primarily consist of purchases of property and equipment. Capital expenditures were $0.1 million, or 14% lower in the six-month period ending June 30, 2013, compared to the same period of 2012, which is attributable to the fact that in the 2012 period we invested in multiple demonstration UPS systems in Asia and EMEA. This year’s expenditures include the purchase of equipment to support our next generation of UPS product in addition to the purchase of heavy equipment expected to help us make our manufacturing facility more efficient and reduce our rental expenses going forward.

The following table summarizes the changes in cash provided by financing activities:

($ in thousands)	Six Months Ended June 30,		Variance
	2013	2012	$	%
Cash provided by financing activities	$366	$10,044	$(9,678)	-96%

Funds provided by financing activities in the period ending June 30, 2013 primarily includes proceeds received from stock option exercises. Funds provided during the six-months ended June 30, 2012 primarily reflect the sale of common stock of approximately 2.9 million shares at a purchase price of $3.40 per share, for proceeds, net of fees and expenses, of approximately $9.6 million, and also reflects proceeds from the exercise of employee stock options.

The shares that were sold in the first quarter of 2012 were sold pursuant to our shelf registration statement on Form S-3 dated November 24, 2009, as amended on December 17, 2009 (Registration No. 333-163301), which was declared effective by the Securities and Exchange Commission (the “SEC”) on December 21, 2009, as supplemented by a prospectus supplement dated March 7, 2012.  No discounts or placement agent fees were payable in connection with the Offering. This shelf registration expired in late 2012.

We filed a new shelf registration statement on Form S-3 dated April 30, 2013, which was declared effective by the SEC on June 26, 2013. This shelf registration provides for the sale of a variety of security types up to an amount of $50.0 million. The net proceeds from sales of these securities will be used for general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses.

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

We continue to sell products and services in foreign markets and do business in multiple foreign countries, executing transactions that are denominated in other currencies. Those sales and expenses in currencies other than U.S. dollars can result in translation gains and losses which have not been significant to date. Currently, we do not engage in hedging activities for our international operations other than an increasing amount of sales and support expenses being incurred in foreign currencies as a natural hedge. However, recent volatility in currencies, particularly with the pound and Euro, is increasing the amount of potential translation gains and losses and we may engage in hedging activities in the future to mitigate the risks caused by such currency volatility.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended June 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

J. Douglas Milner resigned as our Chief Executive Officer and President and such resignation will take effect on August 2, 2013. Ake Almgren, the Chairman of our Board of Directors, will serve as interim CEO pending appointment of a permanent successor.  The resignation of our Chief Executive Officer and President and/or the presence of an interim Chief Executive Officer may destabilize our relationships with customers, vendors, and employees, resulting in loss of business, loss of vendor relationships, and the loss of key employees or declines in the productivity of existing employees.  The search for a permanent Chief Executive Officer may take several months or more, further exacerbating these factors.  Any or all of these risks could adversely affect our business and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

On July 25, 2013, J. Douglas Milner, our President and Chief Executive Officer, extended his resignation date from July 29, 2013 to August 2, 2013. Ake Almgren, the Chairman of our Board of Directors, will assume his responsibilities as interim CEO as of this date.

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

101
The following financial statements from the Active Power’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Incorporated by reference to the indicated filing.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

July 31, 2013	/s/ J. Douglas Milner
(Date)	J. Douglas Milner
President and Chief Executive Officer
(Principal Executive Officer)

July 31, 2013	/s/ Steven R. Fife
(Date)	Steven R. Fife
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)