Form 10-Q/A
period 2013-03-31
ACTIVE POWER INC
filed 2013-11-18
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Overview

Active Power, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A (this “Amendment”) to restate and amend the Company’s previously issued unaudited condensed consolidated financial statements and related financial information for the three months ended March 31, 2013 previously included in its Quarterly Report on Form 10-Q for the period ended March 31, 2013 (the “Original Form 10-Q”), which was filed with the Securities and Exchange Commission (“SEC”) on May 3, 2013 (the “Original Filing Date”). This Amendment amends and restates the Company’s unaudited condensed consolidated financial statements and related disclosures in “Part I – Item 1. Financial Statements” for the fiscal quarter ended March 31, 2013, as well as related disclosures in “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I – Item 4.Controls and Procedures,” “Part II – Item A. Risk Factors” and “Part II – Item 6.Exhibits.”

Other than Footnote 7 to the Company’s unaudited condensed consolidated financial statements included in “Part I – Item 1. Financial Statements” regarding subsequent events and “Part II - Item 1. Legal Proceedings”, generally no attempt has been made in the Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement.  This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the SEC on the Original Filing Date.  Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q.

Background to the Restatements

On November 4, 2013, the audit committee of the Board of Directors of the Company concluded, in consultation with management and after discussion with the Company’s independent registered public accounting firm (Grant Thornton LLP), that there were certain errors made in the Company’s presentation of revenue, cost of goods sold, accounts receivable and prepaid and other assets in the unaudited condensed consolidated financial statements and related footnotes and disclosures for the fiscal quarters ended March 31, 2013 and June 30, 2013, and accordingly these unaudited condensed consolidated financial statements should no longer be relied upon.

As described further in Note 2 to the Company’s unaudited condensed consolidated financial statements included in “Part I – Item 1. Financial Statements” of this Amendment, the errors relate to certain revenue, costs of goods sold, accounts receivable and prepaid and other assets in the unaudited consolidated statement of operations related to product shipments made to a distributor in China, Qiyuan Network System Limited (“Qiyuan”). As previously disclosed in its September 5, 2013 press release and Form 8-K, the Company announced in error in April 2013 that it had entered into a strategic distribution agreement in China with Digital China Information Service Company Limited (“Digital China”). The actual party to this agreement is Qiyuan. A Company employee in China represented to management that Qiyuan was a subsidiary of Digital China. Management subsequently discovered that the Company employee in China intentionally misrepresented the relationship between Qiyuan and Digital China. Qiyuan has no affiliation with Digital China. Due to this discovery, the Company does not believe the revenue associated with certain shipments in the first quarter of 2013 were reasonably certain of collectability at March 31, 2013, and therefore will restate this revenue and related cost of goods sold, accounts receivable and prepaid and other assets in the quarter ended March 31, 2013. See Note 2 to the Company’s unaudited condensed consolidated financial statements for details around the correction of this error and also see Part I – Item 4.Controls and Procedures for additional information regarding the changes in our disclosure controls and procedures evaluation as a result of this discovery.

ACTIVE POWER, INC.
FORM 10-Q/A

Index
PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
	(restated)
ASSETS

Current assets:
Cash and cash equivalents	$15,049	$13,524
Restricted cash	129	-
Accounts receivable, net of allowance for doubtful accounts of $446 and $488 at March 31, 2013 and December 31, 2012, respectively	13,374	17,862
Inventories, net	9,430	11,079
Prepaid expenses and other	4,037	567
Total current assets	$42,019	43,032
Property and equipment, net	2,427	2,458
Deposits and other	302	309
Total assets	$44,748	$45,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,908	$4,036
Accrued expenses	4,925	4,948
Deferred revenue	3,840	4,568
Revolving line of credit	5,535	5,535
Total current liabilities	$19,208	19,087
Long-term liabilities	774	713
Stockholders' equity
Preferred stock - $0.001 par value; 2,000 shares authorized	-	-
Common stock - $0.001 par value; 30,000 shares authorized; 19,298 and 19,171 issued and 19,244 and 19,125 outstanding at March 31, 2013 and December 31, 2012, respectively	19	19
Treasury stock	(180)	(144)
Additional paid-in capital	289,144	288,619
Accumulated deficit	(264,238)	(262,817)
Other accumulated comprehensive income	21	322
Total stockholders' equity	24,766	25,999
Total liabilities and stockholders' equity	$44,748	$45,799

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Operations and Comprehensive Loss
(in thousands, except per share amounts; unaudited)

	Three Months Ended March 31,
	2013	2012
	(restated)
Revenues:
Product revenue	$11,450	$16,406
Service and other revenue	2,974	3,392
Total revenue	14,424	19,798

Cost of goods sold:
Cost of product revenue	7,966	11,996
Cost of service and other revenue	2,104	2,495
Total cost of goods sold	10,070	14,491
Gross profit	4,354	5,307

Operating expenses:
Research and development	1,631	1,288
Selling and marketing	2,937	3,547
General and administrative	1,134	1,544
Total operating expenses	5,702	6,379
Loss from Operations	(1,348)	(1,072)

Interest expense, net	(82)	(114)
Other income, net	9	39

Net loss	$(1,421)	$(1,147)
Net loss per share, basic and diluted	$(0.07)	$(0.07)

Shares used in computing net loss per share, basic and diluted	19,225	16,966

Comprehensive loss:
Net loss	$(1,421)	$(1,147)
Translation gain (loss) on subsidiaries denominated in foreign currencies	(301)	36
Comprehensive loss	$(1,722)	$(1,111)

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands, except per share amounts; unaudited; restated)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	At Cost	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehen- sive Loss	Total Stockholders' Equity

Balance at December 31, 2012	19,171	$19	33	$(144)	$288,619	$(262,817)	$322	$25,999
Employee stock purchases	102	-	-	-	388	-	-	388
Release of Restricted Stock	25	-	8	(36)	-	-	-	(36)
Shares held in treasury	-	-	-	-	-	-	-	-
Net translation gain on foreign subsidiaries	-	-	-	-	-	-	(301)	(301)
Stock-based compensation	-	-	-	-	137	-	-	137
Net loss	-	-	-	-	-	(1,421)	-	(1,421)
Balance at March 31, 2013	19,298	$19	41	$(180)	$289,144	$(264,238)	$21	$24,766

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands; unaudited)

	Three Months Ended March 31,
	2013	2012
	(restated)

Operating activities
Net loss	$(1,421)	$(1,147)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation expense	262	252
Change to allowance for doubtful accounts	(42)	(75)
Loss on disposal of fixed assets	-	(29)
Impairment on fixed assets	(17)	-
Stock-based compensation	137	364
Changes in operating assets and liabilities:
Restricted cash	(129)	(1,011)
Accounts receivable	4,530	(4,371)
Inventories	1,649	1,051
Prepaid expenses and other assets	(3,463)	(502)
Accounts payable	872	1,382
Accrued expenses	(23)	(1,167)
Deferred revenue	(728)	3,327
Long term liabilities	61	22
Net cash provided by (used in) operating activities	1,688	(1,904)

Investing activities
Purchases of property and equipment	(231)	(495)
Proceeds from sale of fixed assets	17	-
Net cash used in investing activities	(214)	(495)

Financing activities
Proceeds from private placement of common stock	-	9,750
Issuance costs of private placement	-	(122)
Proceeds from draw on revolving line of credit	-	2,017
Payments on revolving line of credit	-	(2,017)
Proceeds from employee stock purchases	388	420
Taxes paid related to net share settlement of equity awards	(36)	-
Net cash provided by financing activities	352	10,048

Translation gain (loss) on subsidiaries in foreign currencies	(301)	36

Change in cash and cash equivalents	1,525	7,685
Cash and cash equivalents, beginning of period	13,524	10,357
Cash and cash equivalents, end of period	$15,049	$18,042

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

2.	Restatement of Previously Reported Unaudited Condensed Consolidated Financial Statements

The Company has restated its unaudited condensed consolidated financial statements for the three months ended March 31, 2013 due to an error from recognizing revenue prior to when it met full recognition criteria, related to shipments made to Qiyuan, a distributor in China. The error resulted in an overstatement of revenue, cost of goods sold and accounts receivable, while understating prepaid and other assets. The impact on specific items in the condensed consolidated financial statements from correction of the error is shown below in tabular format (unaudited, in thousands):

	Three Months Ended March 31, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Accounts Receivable, net	$17,560	$(4,186)	$13,374
Prepaid Expenses and other	999	3,038	4,037
Accumulated Deficit	(263,090)	(1,148)	(264,238)
Consolidated Statement of Operations
Product revenue	15,636	(4,186)	11,450
Cost of Product Revenue	11,004	(3,038)	7,966
Gross Profit	5,502	(1,148)	4,354
Net Loss	(273)	(1,148)	(1,421)
Net loss per share, basic and diluted	(0.01)	(0.06)	(0.07)
Consolidated Statement of Stockholder's Equity
Net Loss	(273)	(1,148)	(1,421)
Consolidated Statement of Cash Flows
Net Loss	(273)	(1,148)	(1,421)
Change in Accounts Receivable	344	4,186	4,530
Change in Prepaid expenses and other	(425)	(3,038)	(3,463)

Index
At March 31, 2013, because collectability was not reasonably assured on shipments to Qiyuan, revenue recognition has been deferred and will be recognized on a cost recovery basis as payments are received. Pending revenue recognition, the costs of goods sold is being reported as a current asset in prepaid expenses and other.

The Company will subsequently recognize $1.6 million in revenue from this distributor in the third quarter of 2013 and an additional $0.2 million in revenue in the fourth quarter of 2013 associated with cash collections on this transaction. The Company also will accept a return of goods back into inventory from this distributor in the fourth quarter of 2013 in the amount of $1.6 million.

3.	Supplemental Balance Sheet Information

Restricted Cash

Our restricted cash balance of $0.1 million as of March 31, 2013 consists primarily of secured performance and deposit guarantees given to customers. Upon satisfaction of these guarantees, the restriction on these funds will be released.

Receivables (as restated)

Accounts receivable consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Trade receivables	$13,820	$18,350
Allowance for doubtful accounts	446	488
	$13,374	$17,862

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

Index
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

When collectability is not reasonably assured, we defer revenue and will recognize revenue on a cost recovery basis as payments are received.

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

Index
4.	Net Loss Per Share (as restated)

All common stock information regarding the prior year included in this note have been adjusted to reflect the reverse stock split that took effect on December 21, 2012.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012

Numerator:
Net loss	$(1,421)	$(1,147)
Denominator:
Weighted-average shares of common stock oustanding used in computing basic and diluted net loss per share	19,225	16,966

Basic and diluted net loss per share	$(0.07)	$(0.07)
Common stock equivalents that were not included in the calculation because the option or restricted stock unit price was greater than the average market price of the common shares or the net loss would cause the effect of the options to be anti-dilutive:

Employee stock options	2,316	1,932
Restricted stock units	179	204
	2,495	2,136

5.	Fair Value of Financial Instruments

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

Index
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

7.	Subsequent Events

On April 30, 2013, we filed a “shelf” registration statement with the United States Securities and Exchange Commission. Under this registration statement, we may, from time to time, sell any combination of the securities described in such registration statement in one or more offerings up to a total dollar amount of $50.0 million. This filing became effective on June 26, 2013.

On April 11, 2013, Lisa Brown resigned as our Vice President of Marketing and Sales Operations.

On September 10, 2013, a purported class action complaint was filed in the United States District Court for the Western District of Texas against the Company and certain of its current and former executives. The case is captioned Don Lee v. Active Power, Inc., et. al., Civil Action No. 1:3-cv-00797. The complaint alleges that on April 30, 2013, the Company announced during a conference call that it had entered into a strategic distribution partnership with Digital China.  However, on September 5, 2013, after the close of trading, the Company disclosed that its partnership was with Qiyuan Network System Limited, which is neither an affiliate nor a subsidiary of Digital China.  The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and seeks unspecified damages on behalf of all stockholders.

On September 13 and October 14, 2013, two separate stockholders filed complaints in the District Court of Travis County, Texas purporting to bring derivative actions on behalf of the Company against certain current and former officers and directors of the Company.  The first derivative action is captioned Okumura v. Almgren, et. al., Cause No. D-1-GN-13-003230 and the second derivative action is captioned David B. Shaev IRA v. Milner, et. al., Cause No. D-1-GN-13-003557.  The allegations of each derivative complaint mirror those of the class action complaint, and they assert claims for breach of fiduciary duty, unjust enrichment, and/or abuse of control and seek damages on behalf of the Company.  Defendants have entered into an agreement with each of the plaintiffs to stay both of the derivative actions pending the outcome of the motion to dismiss in the securities class action described above.

As of November 18, 2013 we cannot assess the potential outcome of these lawsuits.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Item 1 of this Form 10-Q/A and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2012 included in our 2012 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2012 Annual Report on Form 10-K and in Part II, Item 1A of this Form 10-Q/A for a discussion of items that may affect our future results.

Overview

Restatement of Previously Reported Condensed Consolidated Financial Information

This “Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our unaudited condensed consolidated financial statements for the three months ended March 31, 2013 due to a correction of errors regarding certain product shipments to a distributor in China. See Note 2 to the unaudited condensed consolidated financial statements in “Part I – Item 1.Financial Statements” of this report for additional information.

Company Overview

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

Index
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

We believe a number of underlying macroeconomic trends place us in a strong position to be one of the leading providers of critical power protection and infrastructure solutions. These trends include:

●	the increasing business costs of downtime;

●	a rapidly expanding need for data center infrastructure;

●	ever-increasing demands placed on the public utility infrastructure;

●	an inadequate investment in global utility infrastructure;

●	rising costs of energy worldwide driven by volume of energy used; and

●	an increasing demand for economically green solutions.

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

We have developed and implemented a go-to-market strategy to set the direction for our sales and marketing initiatives and plans around the following components:

●	Customer: Data Center Applications Across Vertical Markets

●	Distribution: Partner Enabled Distribution Strategy Transacted Locally

●	Geography: Global Markets served from four Centers of Operation

●	Products: UPS and Modular Infrastructure Systems

●	Value: Efficient, Reliable, Green Solutions

●	Service: Installation Maintenance, Project Management and Other Professional Services

As a result of this strategy, we have been successful in improving our operating performance, broadening our global footprint, diversifying our customer base, broadening our sales channels and partners, and moving higher up the customer value chain with innovative developments of our core underlying product technology.

Index
Results of Operations

	Three Months Ended March 31,				Variance 2013 vs, 2012
($ in thousands)	2013 (restated)	% of total revenue	2012	% of total revenue	$	%
Product revenue	$11,450	79%	$16,406	83%	$(4,956)	-30%
Service and other revenue	2,974	21%	3,392	17%	(418)	-12%
Total revenue	14,424	100%	19,798	100%	$(5,374)	-27%
Cost of product revenue	7,966	55%	11,996	60%	(4,030)	-34%
Cost of service and other revenue	2,104	15%	2,495	13%	(391)	-16%
Total cost of goods sold	10,070	70%	14,491	73%	(4,421)	-31%
Gross profit	4,354	30%	5,307	27%	(953)	-18%
Operating expenses:
Research and development	1,631	11%	1,288	6%	343	27%
Selling and marketing	2,937	20%	3,547	18%	(610)	-17%
General and administrative	1,134	8%	1,544	8%	(410)	-27%
Total operating expenses	5,702	40%	6,379	32%	(677)	-11%
Loss from Operations	(1,348)	-9%	(1,072)	-5%	276	-26%
Interest expense, net	(82)	-1%	(114)	-1%	32	28%
Other income, net	9	0%	39	0%	(30)	-77%
Net Loss	$(1,421)	-10%	$(1,147)	-6%	$274	-24%

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

($ in thousands)	Three Months Ended March 31,		Variance
	2013 (restated)	2012	$	%
Product revenue:
UPS product revenue	$7,420	$4,216	$3,204	76%
Modular Infrastructure Solutions	4,030	12,190	(8,160)	-67%
Total product revenue	$11,450	$16,406	$(4,956)	-30%

Total product revenue for the three-month period ended March 31, 2013 decreased by $5.0 million, or 30%, compared to the same period in 2012 and decreased $47,000, or 0%, from $11.5 million in the fourth quarter 2012. The decrease from first quarter 2012 to first quarter 2013 was driven primarily by a decrease in MIS product sales. Product revenue stayed flat from fourth quarter 2012 to first quarter 2013. UPS revenue was up $3.2 million, or 76%, in the first quarter 2013 from the same period in the prior year which partly offset the decline in MIS revenues of $8.2 million, or 67%. UPS revenue increased in first quarter 2013 compared to first quarter 2012 primarily due to a large customer order built and shipped in the fourth quarter of 2012 but recognized in revenue in the first quarter of 2013. We expect product mix to continue to shift as we obtain large customer orders for either UPS or MIS products in any particular quarter.

Product revenue from Active Power branded products through our direct and manufacturer’s representative channels was $8.6 million, or 75% of our product revenue, for the three-month period ended March 31, 2013, compared to $6.3 million, or 39% of our product revenue, in the same period of 2012, and $5.5 million, or 48% of our product revenue, for the fourth quarter of 2012.

Index
Product revenue from our OEM channels for the three-month period ended March 31, 2013 was $2.0 million, an increase of approximately $1.0 million, or 100%, compared to revenue of $1.0 million for the first quarter of 2012. This reflected increased OEM activity in the EMEA market. Product revenue from our OEM channels for the three-month period ended March 31, 2013 increased by $0.3 million, or 20%, compared to $1.7 million for the fourth quarter of 2012. The size and volume of orders from our OEM channels can fluctuate significantly on a quarterly basis and in 2013 we continue to see fewer, but larger value transactions from our OEM channel.  We have supported our OEM partners’ efforts to sell total solutions to their customers that include generators and switchgear that they manufacture along with our UPS products as a total solution. Sales to Caterpillar, our primary OEM channel, represented $2.0 million, or 17% of our product revenue, for the three-month period ended March 31, 2013, compared to $1.0 million, or 9% of our product revenue, in the comparable period of 2012 and $1.7 million, or 14%, in fourth quarter 2012. Caterpillar remains one of our largest UPS customers as well as our largest OEM customer.

Product revenue from our IT channel for the first quarter of 2013 was $0.9 million, compared to $9.0 million for the first quarter of 2012, which represents an $8.1 million, or 90%, decrease, and also decreased $3.4 million compared to the $4.3 million of IT channel revenue from fourth quarter 2012. These decreases were primarily due to a decrease in demand for infrastructure solutions from HP, our largest IT channel partner. Historically, we have manufactured and sold infrastructure solutions to HP, for them to re-sell to end users in conjunction with sales of their IT and computing products. Thus, the level of orders will fluctuate dependent upon our partner’s need for infrastructure solutions. We have historically experienced large quarterly fluctuations in the number and value of such orders. Sales to HP accounted for 3% of our product revenue for the first quarter of 2013 compared to 62% in the same period of 2012.

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

North America sales were $10.0 million or 88% of our product revenue for the three-month period ended March 31, 2013, compared to $10.6 million, or 65% of our product revenue, for the same period in 2012 and $9.2 million, or 80% of product revenue, in the fourth quarter of 2012. This slight decrease compared to prior year reflects lower MIS revenues which historically have largely originated in the North American market.

We also sell products directly to customers in Asia and EMEA and we have a network of international distributors in these and other territories. In some of these markets, customers are more likely to purchase a total power solution such as PowerHouse from us rather than a stand-alone UPS system. This usually results in a longer selling cycle and makes quarterly results from these regions more inconsistent and dependent upon a smaller number of larger value transactions. Thus, the amount of revenue from our international markets can fluctuate significantly on a quarterly basis. Product sales to customers in Asia were $(0.3) million, or (3)% of our total product revenue, in the three-month period ended March 31, 2013, compared to $1.5 million, or 9%, for the same period in 2012 and $1.0 million, or 8%, for the fourth quarter of 2012. This was primarily driven by reduced orders from distributors in China. See Footnote 2 to the unaudited condensed consolidated financial statements of this Form 10-Q/A for more information regarding adjustments to revenues for the three months ended March 31, 2013 in the Asia region.  Product revenue in EMEA was $1.7 million, or 15% of product revenue, in the three-month period ended March 31, 2013, compared to $4.3 million, or 26%, for the same period of 2012 and $1.3 million, or 12%, for the fourth quarter of 2012. These fluctuations are primarily attributable to variations in sales of our MIS products in each region in the relevant periods and illustrate the impact of larger orders from fewer customers on quarterly revenue for each of these regions. Products may sometimes be shipped outside of the region in which the revenues were generated.

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

Index
Service and other revenue decreased by approximately $0.4 million, or 12%, for the three-month period ended March 31, 2013, compared to the same period of 2012, and decreased $0.8 million, or 21%, compared to the fourth quarter of 2012. These decreases reflect lower professional fees associated with decreased MIS sales in the March 2013 quarter compared to the prior year and prior quarter sequentially. For our MIS customers, we provide a full power solution, including design services, site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user, often including maintenance services.  Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers, so these revenue opportunities do not typically exist for us on our OEM sales. We anticipate that service and other revenue will continue to grow with product revenue, particularly as our PowerHouse system revenue grows and as our installed base of UPS product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products, ancillary equipment that is sourced from external suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, depreciation of our manufacturing property and equipment, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total product revenue was 70% for the three-month period ended March 31, 2013, compared to 73% for the same period in 2012 and 60% for the fourth quarter of 2012. The decrease in costs as a percentage of revenue compared to first quarter 2012 reflected more favorable product mix and improved UPS pricing arrangements, and an overall lower cost structure compared to 2012 from vendor management programs and other cost management initiatives. The increase in cost of product revenue in first quarter 2013 compared to fourth 2012 is related to less favorable pricing arrangements on UPS systems orders in the first quarter of 2013. We continue to operate a manufacturing facility that has a manufacturing and testing capacity that can be significantly greater than our current product revenue levels in any given quarter, dependent upon the product mix. A large portion of the costs involved in operating this manufacturing facility are fixed in nature and we have incurred unabsorbed overhead each quarter depending on the level of UPS system production. We continue to work on reducing our product costs through design enhancements and modifications and increasing our sales volume to absorb these expenses. We also are working to create cross-functional utilization of our personnel between UPS and MIS product manufacturing so as to obtain higher overall labor efficiency.

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

Gross profit. For the three-month period ended March 31, 2013, our gross profit margin was 30% of revenue, compared to a 27% gross profit margin for the first quarter of 2012 and a 40% gross profit margin for the fourth quarter of 2012. The improvement from the first quarter of 2012 reflects our product mix, as well as overall cost containment initiatives put in place over the last year, and improved UPS pricing arrangements. The decrease in the margin from the fourth quarter of 2012 is related to lower margin orders in the first quarter of 2013 compared to the fourth quarter 2012, of which a high percentage came from distributor channel orders in Asia. We also had an increase of ancillary revenue, which tends to reflect lower overall margins. Our ability to further improve gross margins will depend, in part, on our ability to further improve our sales channel mix, increase sales of higher margin products such as our UPS products, optimize our product pricing, improve our professional service margins through further pricing and operating efficiency, and increase our total revenues to a level that will allow us to improve the utilization of our manufacturing and service operations.

Index
Research and development. Research and development expense primarily consists of compensation and related costs for employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Overall, our research and development expenses were approximately $0.3 million, or 27%, higher in the first quarter of 2013 compared to the first quarter of 2012 and were $0.2 million, or 17%, higher than the fourth quarter of 2012. The increases are primarily due to our next generation of UPS product, which we feel will offer greater power modularity and space efficiencies compared to our existing UPS products, especially as we target the higher power market groups.   As we are in the final phases of testing, as well as optimizing ways to reduce the overall future costs of production, we have had an increase in research and development expenses.  It is anticipated that the new UPS product line will allow improved profit margins and provide a larger addressable market for our UPS systems business.

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

Index
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

The fluctuations in working capital can be impacted by the timing of product orders and shipments. In the three-month period ended March 31, 2013, we saw a decrease of approximately $1.6 million in inventory compared to December 31, 2012. This was primarily due to a large order that was received and built in the fourth quarter 2012 that shipped in the first quarter of 2013.  There was also an increase in accounts payable of $0.9 million from December 31, 2012 to March 31, 2013. The large decrease in accounts receivable and increase in prepaid expenses and other in the three months ended March 31, 2013 is largely due to the reclassification of the Qiyuan distributor shipments, as restated in this Form 10-Q/A. We anticipate that cash provided by (used in) operations will fluctuate significantly based upon the volume and size of our modular infrastructure solutions sold and by the timing of product delivery relative to our reporting periods, and that such volatility in sources and uses of funds will continue based upon growth of our modular infrastructure solutions businesses.

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

Index
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

Item 4.	Controls and Procedures (restated).

Restatement

As discussed elsewhere in this Form 10-Q/A, including Note 2 to the unaudited condensed consolidated financial statements contained in Part I, Item 1 “Financial Statements (Unaudited) (Restated)”, we are restating and amending our previously issued unaudited condensed consolidated financial statements and related financial information for the three months ended March 31, 2013 previously included in our Quarterly Report on Form 10-Q for the period ended March 31, 2013, which was filed with the SEC on May 3, 2013.

Index
Evaluation of Disclosure Controls and Procedures

In our Original Form 10-Q for the period ended March 31, 2013, filed on May 3, 2013, our management, including our then serving Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by the Original Form 10-Q. Based on that evaluation, management initially concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be included in our reports filed or submitted under the Exchange Act as of such time was recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and such information was accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

In connection with the restatement discussed above, our management, including our current Chief Executive Officer and our Chief Financial Officer, reevaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013 pursuant to Rule 13a-15(b) under the Exchange Act. As a result of such reevaluation, management has determined that there was a material weakness in our system of internal control over financial reporting as of such date, which has caused us to amend our Original Form 10-Q.  As a result of such material weakness, management, including our current Chief Executive Officer and Chief Financial Officer, has revised its earlier assessment and has now concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are properly recorded, processed, summarized and reported within the time periods required by the SEC rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Changes in Internal Control Over Financial Reporting

Other than as described below, there have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified a material weakness resulting from control deficiencies related to our credit approval process whereby we did not confirm information from an employee of the Company in China regarding the facts surrounding Qiyuan, a distributor which we entered into a distribution agreement with.  In response to such material weakness, management is implementing additional credit approval process procedures including actions to further verify the financial condition and ownership structure of all new customers.

Index
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

SEC Inquiry

By letter dated September 30, 2013, the SEC Division of Enforcement notified us that it is conducting an investigation regarding us, including matters relating to our public statements regarding Digital China Information Services Company Limited (“Digital China”) and our distribution relationships in China. We have been and intend to cooperate fully with the SEC.

Audit Committee Internal Investigation

The audit committee of our Board of Directors, with the assistance of independent counsel, is also conducting an investigation into the facts and circumstances surrounding our agreements and transactions with Qiyuan, including the statements made regarding Qiyuan’s affiliation with Digital China. The investigation is ongoing.

Stockholder Litigation

On September 10, 2013, a purported class action complaint was filed in the United States District Court for the Western District of Texas against the Company and certain of its current and former executives. The case is captioned Don Lee v. Active Power, Inc., et. al., Civil Action No. 1:3-cv-00797. The complaint alleges that on April 30, 2013, the Company announced during a conference call that it had entered into a strategic distribution partnership with Digital China.  However, on September 5, 2013, after the close of trading, the Company disclosed that its partnership was with Qiyuan Network System Limited, which is neither an affiliate nor a subsidiary of Digital China.  The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and seeks unspecified damages on behalf of all stockholders.

On September 13 and October 14, 2013, two separate stockholders filed complaints in the District Court of Travis County, Texas purporting to bring derivative actions on behalf of the Company against certain current and former officers and directors of the Company.  The first derivative action is captioned Okumura v. Almgren, et. al., Cause No. D-1-GN-13-003230 and the second derivative action is captioned David B. Shaev IRA v. Milner, et. al., Cause No. D-1-GN-13-003557.  The allegations of each derivative complaint mirror those of the class action complaint, and they assert claims for breach of fiduciary duty, unjust enrichment, and/or abuse of control and seek damages on behalf of the Company.  Defendants have entered into an agreement with each of the plaintiffs to stay both of the derivative actions pending the outcome of the motion to dismiss in the securities class action.

The Company has directors’ and officers’ and corporate liability insurance to cover risks associated with the stockholder litigation and has notified its insurers of the complaints described above.  Due to the early stage of each litigation, however, it is not possible to estimate the amount or range of possible loss that might result from adverse judgments or settlements of the actions.

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

We have recognized additional risks that have not previously been mentioned in our 2012 Annual Report on Form 10-K as outlined below.

Index
Our material weakness or other control deficiencies could result in errors in our reported results and could have a material adverse effect on our operations, investor confidence in our business and the trading price of our stock.

A material weakness is a control deficiency or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Our management has identified a material weakness resulting from control deficiencies related to our credit approval process whereby we did not confirm information from an employee of ours in China regarding the facts surrounding Qiyuan, a distributor which we entered into a distribution agreement with.  In response to such material weakness, management is implementing additional credit approval process procedures including actions to further verify the financial condition and ownership structure of all new customers.  The material weakness is ongoing and has not been remediated as of yet. Management’s evaluation of our disclosure controls and procedures as of March 31, 2013 concluded that, as a result of the material weakness, our disclosure controls and procedures were not effective as of March 31, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are properly recorded, processed, summarized and reported within the time periods required by SEC rules.  Any material weakness or unsuccessful remediation could adversely impact investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, if needed, could be materially and adversely affected, which in turn could materially and adversely affect our business, our financial condition and the market value of our stock. In addition, perceptions of us among customers, lenders, investors, securities analysts and others could also be adversely affected.  We can give no assurances that the measures we have taken to date, or any future measures we may take, will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future.

Our pending legal matters have increased our costs and could result in fines and penalties.

We are involved in ongoing legal matters as described in “Part II—Item 1—Legal Proceedings.” These matters may harm our business or liquidity in the future. We have incurred and expect to continue to incur substantial expenses for legal and accounting services related to such matters. These matters have also required significant time and attention from our management.  At this point, we are unable to predict the duration, scope or results of the SEC investigation.  In connection with our pending legal matters, including any further litigation that may be pursued, we may incur defense costs that may exceed our insurance coverage. We may also incur costs if the insurers of our directors and officers and our liability insurers deny coverage for the costs and expenses related to any litigation.   Our pending legal matters are in the early stages and we cannot predict their outcomes.  Adverse outcomes or other developments during the course of such matters may harm our business, financial condition, results of operations or liquidity as well as investors’ perception of our business.

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

4.2*
See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock (filed as Exhibit 4.2 in Original Form 10-Q for the period ending March 31, 2013 filed on May 2, 2013)

10.1	Separation Agreement and Release, dated April 22, 2013, between Active Power and Lisa M. Brown (filed as Exhibit 10.1 in Original Form 10-Q for the period ending March 31, 2013 filed on May 2, 2013)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

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

ACTIVE POWER, INC.
(Registrant)

November 18, 2013	/s/ Mark A. Ascolese
(Date)	Mark A. Ascolese
President and Chief Executive Officer
(Principal Executive Officer)

November 18, 2013	/s/ Steven R. Fife
(Date)	Steven R. Fife
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)