Form 10-Q/A
period 2013-06-30
ACTIVE POWER INC
filed 2013-11-18
CIK 1044435

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

EXPLANATORY NOTE

Overview

Active Power, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A (this “Amendment”) to restate and amend the Company’s previously issued unaudited condensed consolidated financial statements and related financial information for the six months ended June 30, 2013 previously included in its Quarterly Report on Form 10-Q for the period ended June, 2013 (the “Original Form 10-Q”), which was filed with the Securities and Exchange Commission (“SEC”) on July 31, 2013 (the “Original Filing Date”). This Amendment amends and restates the Company’s unaudited condensed consolidated financial statements and related disclosures in “Part I – Item 1. Financial Statements” for the six months ended June 30, 2013, as well as related disclosures in “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I – Item 4.Controls and Procedures,” “Part II – Item A. Risk Factors” and “Part II – Item 6.Exhibits.”

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

As described further in Note 2 to the Company’s unaudited condensed consolidated financial statements included in “Part I – Item 1. Financial Statements” of this Amendment, the errors relate to certain revenue, costs of goods sold, accounts receivable and prepaid and other assets in the unaudited consolidated statement of operations related to product shipments made to a distributor in China, Qiyuan Network System Limited (“Qiyuan”). As previously disclosed in its September 5, 2013 press release and Form 8-K, the Company announced in error in April 2013 that it had entered into a strategic distribution agreement in China with Digital China Information Service Company Limited (“Digital China”). The actual party to this agreement is Qiyuan. A Company employee in China represented to management that Qiyuan was a subsidiary of Digital China. Management subsequently discovered that the Company employee in China intentionally misrepresented the relationship between Qiyuan and Digital China. Qiyuan has no affiliation with Digital China. Due to this discovery, the Company does not believe the revenue associated with certain shipments in the first quarter of 2013 were reasonably certain of collectability at March 31, 2013, and therefore will restate this revenue and related cost of goods sold, accounts receivable and prepaid and other assets in the quarter ended March 31, 2013 and June 30, 2013. See Note 2 to the Company’s unaudited condensed consolidated financial statements for details around the correction of this error and also see Part I – Item 4.Controls and Procedures for additional information regarding the changes in our disclosure controls and procedures evaluation as a result of this discovery.

ACTIVE POWER, INC.
FORM 10-Q/A

Index
PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
	(restated)
ASSETS

Current assets:
Cash and cash equivalents	$14,512	$13,524
Restricted cash	615	-
Accounts receivable, net of allowance for doubtful accounts of $412 and $488 at June 30, 2013 and December 31, 2012, respectively	15,071	17,862
Inventories, net	11,913	11,079
Prepaid expenses and other	3,611	567
Total current assets	$45,722	43,032
Property and equipment, net	3,042	2,458
Deposits and other	288	309
Total assets	$49,052	$45,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,640	$4,036
Accrued expenses	5,450	4,948
Deferred revenue	4,133	4,568
Revolving line of credit	5,535	5,535
Total current liabilities	$22,758	19,087
Long-term liabilities	689	713
Stockholders' equity
Preferred stock - $0.001 par value; 2,000 shares authorized	-	-
Common stock - $0.001 par value; 30,000 shares authorized; 19,347 and 19,171 issued and 19,291 and 19,125 outstanding at June 30, 2013 and December 31, 2012, respectively	19	19
Treasury stock	(193)	(144)
Additional paid-in capital	289,562	288,619
Accumulated deficit	(263,906)	(262,817)
Other accumulated comprehensive income	123	322
Total stockholders' equity	25,605	25,999
Total liabilities and stockholders' equity	$49,052	$45,799

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Operations and Comprehensive Loss
(in thousands, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
			(restated)
Revenues:
Product revenue	$15,385	$17,481	$26,835	$33,887
Service and other revenue	4,810	4,178	7,784	7,570
Total revenue	20,195	21,659	34,619	41,457

Cost of goods sold:
Cost of product revenue	10,623	11,358	18,589	23,354
Cost of service and other revenue	2,650	2,529	4,754	5,024
Total cost of goods sold	13,273	13,887	23,343	28,378
Gross profit	6,922	7,772	11,276	13,079

Operating expenses:
Research and development	1,800	1,432	3,431	2,720
Selling and marketing	3,033	3,897	5,970	7,444
General and administrative	1,579	1,940	2,713	3,484
Total operating expenses	6,412	7,269	12,114	13,648
Income (Loss) from Operations	510	503	(838)	(569)

Interest expense, net	(82)	(52)	(164)	(166)
Other income (expense), net	(96)	39	(87)	78

Net income (loss)	$332	$490	$(1,089)	$(657)
Net income (loss) per share, basic	$0.02	$0.03	$(0.06)	$(0.04)
Net income (loss) per share, diluted	$0.02	$0.03	$(0.06)	$(0.04)

Shares used in computing net income (loss) per share, basic	19,296	19,094	19,261	18,036
Shares used in computing net income (loss) per share, diluted	19,491	19,193	19,261	18,036

Comprehensive income (loss):
Net income (loss)	$332	$490	$(1,089)	$(657)
Translation gain (loss) on subsidiaries denominated in foreign currencies	102	(347)	(199)	(311)
Comprehensive income (loss):	$434	$143	$(1,288)	$(968)

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands, except per share amounts; unaudited and restated)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	At Cost	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehen- sive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2012	19,171	$19	33	$(144)	$288,619	$(262,817)	$322	$25,999
Employee stock purchases	121	-	-	-	435	-	-	435
Release of Restricted Stock	55	-	10	(49)	-	-	-	(49)
Net translation gain on foreign subsidiaries	-	-	-	-	-	-	(199)	(199)
Stock-based compensation	-	-	-	-	528	-	-	528
Issuance costs, shelf registration					(20)			(20)
Net Loss	-	-	-	-	-	(1,089)	-	(1,089)
Balance at June 30, 2013	19,347	$19	43	$(193)	$289,562	$(263,906)	$123	$25,605

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands; unaudited)

	Six Months Ended June 30,
	2013 (restated)	2012

Operating activities
Net Loss	$(1,089)	$(657)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation expense	559	647
Change to allowance for doubtful accounts	(76)	62
Gain (loss) on disposal of fixed assets	(13)	27
Impairment on fixed assets	(17)	-
Stock-based compensation	528	773
Changes in operating assets and liabilities:
Restricted cash	(615)	(991)
Accounts receivable	2,867	(5,987)
Inventories	(1,276)	514
Prepaid expenses and other assets	(3,023)	(1,904)
Accounts payable	3,604	2,370
Accrued expenses	502	(923)
Deferred revenue	(435)	1,356
Long term liabilities	(24)	108
Net cash provided by (used in) operating activities	1,492	(4,605)

Investing activities
Purchases of property and equipment	(739)	(861)
Proceeds from sale of fixed assets	68	-
Net cash used in investing activities	(671)	(861)

Financing activities
Proceeds from private placement of common stock	-	9,750
Issuance costs of private placement	-	(187)
Proceeds from draw on revolving line of credit	-	2,017
Payments on revolving line of credit	-	(2,017)
Proceeds from employee stock purchases	435	491
Issuance costs, shelf registration	(20)	-
Taxes paid related to the net share settlement of equity awards	(49)	(10)
Net cash provided by financing activities	366	10,044

Translation loss on subsidiaries in foreign currencies	(199)	(311)

Change in cash and cash equivalents	988	4,267
Cash and cash equivalents, beginning of period	13,524	10,357
Cash and cash equivalents, end of period	$14,512	$14,624

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

2.	Restatement of Previously Reported Unaudited Condensed Consolidated Financial Statements

The Company has restated its unaudited condensed consolidated financial statements for the six months ended June 30, 2013 due to an error from recognizing revenue prior to when it met full recognition criteria, related to shipments made to Qiyuan, a distributor in China. The error resulted in an overstatement of revenue, cost of goods sold and accounts receivable, while understating prepaid and other assets. The impact on specific items in the condensed consolidated financial statements from correction of the error is shown below in tabular format (unaudited, in thousands):

	Six Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Accounts Receivable, net	$19,257	$(4,186)	$15,071
Prepaid Expenses and other	573	3,038	3,611
Accumulated Deficit	(262,758)	(1,148)	(263,906)
Consolidated Statement of Operations
Product revenue	31,021	(4,186)	26,835
Cost of Product Revenue	21,627	(3,038)	18,589
Gross Profit	12,424	(1,148)	11,276
Net Loss	59	(1,148)	(1,089)
Net loss per share, basic and diluted	0.00	(0.06)	(0.06)
Consolidated Statement of Stockholder's Equity
Net Loss	59	(1,148)	(1,089)
Consolidated Statement of Cash Flows
Net Loss	59	(1,148)	(1,089)
Change in Accounts Receivable	(1,319)	4,186	2,867
Change in Prepaid expense and other	15	(3,038)	(3,023)

Index
Qiyuan revenue has been deferred and will be recognized on a cost recovery basis as payments are received. Pending revenue recognition, the costs of goods sold is being reported as a current asset in prepaid expenses and other.

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

Receivables (restated)

Accounts receivable consist of the following (in thousands):
	June 30, 2013	December 31, 2012
Trade receivables	$15,483	$18,350
Allowance for doubtful accounts	412	488
	$15,071	$17,862

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

Index
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

Index
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

4.	Net Income (Loss) Per Share (as restated)

All common stock information regarding the prior year included in this note have been adjusted to reflect the reverse stock split that took effect on December 21, 2012.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
			(restated)
Numerator:
Net income (loss)	$332	$490	$(1,089)	$(657)
Denominator:
Weighted-average shares of common stock outstanding	19,296	19,094	19,261	18,036
Dilutive effect of employee stock options and restricted stock awards	195	99	-	-
Weighted-average shares for diluted net income per share	19,491	19,193	19,261	18,036

Basic net income (loss) per share	$0.02	$0.03	$(0.06)	$(0.04)
Diluted net income (loss) per share	$0.02	$0.03	$(0.06)	$(0.04)

Index
There were 138,993 and no shares excluded from the calculation related to non-vested shares of common stock issuable upon exercise of restricted stock units for the six months ended June 30, 2013 and 2012, respectively. The following table includes shares of common stock issuable upon exercise of employee stock options excluded from the calculation of diluted income per share because their inclusion in the calculation would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Common stock equivalents excluded from calculation because effect would have been anti-dilutive	2,287	2,240	2,311	2,335

5.	Fair Value of Financial Instruments

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

7.	Subsequent Events

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

Index
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

Overview

Restatement of Previously Reported Condensed Consolidated Financial Information

This “Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our unaudited condensed consolidated financial statements for the six months ended June 30, 2013 due to a correction of errors regarding certain product shipments to a distributor in China. See Note 2 to the unaudited condensed consolidated financial statements in “Part I – Item 1.Financial Statements” of this report for additional information.

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

Results of Operations

	Three Months Ended June 30,				Variance 2013 vs, 2012
($ in thousands)	2013	% of total revenue	2012	% of total revenue	$	%
Product revenue	$15,385	76%	$17,481	81%	$(2,096)	-12%
Service and other revenue	4,810	24%	4,178	19%	632	15%
Total revenue	20,195	100%	21,659	100%	$(1,464)	-7%
Cost of product revenue	10,623	53%	11,358	52%	(735)	-6%
Cost of service and other revenue	2,650	13%	2,529	12%	121	5%
Total cost of goods sold	13,273	66%	13,887	64%	(614)	-4%
Gross profit	6,922	34%	7,772	36%	(850)	-11%
Operating expenses:
Research and development	1,800	9%	1,432	7%	368	26%
Selling and marketing	3,033	15%	3,897	18%	(864)	-22%
General and administrative	1,579	8%	1,940	9%	(361)	-19%
Total operating expenses	6,412	32%	7,269	34%	(857)	-12%
Income from Operations	510	3%	503	2%	7	1%
Interest expense, net	(82)	0%	(52)	0%	(30)	-58%
Other income (expense), net	(96)	0%	39	0%	(135)	-346%
Net Income	$332	2%	$490	2%	$(158)	-32%

Index
	Six Months Ended June 30,				Variance 2013 vs, 2012
($ in thousands)	2013 (restated)	% of total revenue	2012	% of total revenue	$	%
Product revenue	$26,835	78%	$33,887	82%	$(7,052)	-21%
Service and other revenue	7,784	22%	7,570	18%	214	3%
Total revenue	34,619	100%	41,457	100%	$(6,838)	-16%
Cost of product revenue	18,589	54%	23,354	56%	(4,765)	-20%
Cost of service and other revenue	4,754	14%	5,024	12%	(270)	-5%
Total cost of goods sold	23,343	67%	28,378	68%	(5,035)	-18%
Gross profit	11,276	33%	13,079	32%	(1,803)	-14%
Operating expenses:
Research and development	3,431	10%	2,720	7%	711	26%
Selling and marketing	5,970	17%	7,444	18%	(1,474)	-20%
General and administrative	2,713	8%	3,484	8%	(771)	-22%
Total operating expenses	12,114	35%	13,648	33%	(1,534)	-11%
Loss from Operations	(838)	-2%	(569)	-1%	(269)	-47%
Interest expense, net	(164)	0%	(166)	0%	2	1%
Other income (expense), net	(87)	0%	78	0%	(165)	-212%
Net loss	$(1,089)	-3%	$(657)	-1%	$(432)	-66%

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

($ in thousands)	Three Months Ended June 30,		Variance
	2013	2012	$	%
Product revenue:
UPS product revenue	$2,816	$9,553	$(6,737)	-71%
Modular Infrastructure Solutions	12,569	7,928	4,641	59%
Total product revenue	$15,385	$17,481	$(2,096)	-12%

($ in thousands)	Six Months Ended June 30,		Variance
	2013	2012	$	%
Product revenue:	(restated)
UPS product revenue	$10,236	$13,769	$(3,533)	-26%
Modular Infrastructure Solutions	16,599	20,118	(3,519)	-17%
Total product revenue	$26,385	$33,887	$(7,052)	-21%

Index
Total product revenue for the three-month period ended June 30, 2013 decreased by $2.1 million, or 12%, compared to the same period in 2012 and increased $3.9 million, or 34%, from $11.5 million in the first quarter 2013. The decrease from second quarter 2012 was driven primarily by a reduction in UPS sales, partially offset by an increase in MIS sales. The increase from first quarter 2013 to second quarter 2013 was related to an increase in MIS revenues. UPS revenue was down $6.7 million, or 71%, in the second quarter 2013 from the same period in the prior year which offset the increase in MIS revenues of $4.6 million, or 59%. UPS revenue decreased in second quarter 2013 compared to first quarter 2013 due to a reduction in shipments for our 300 series flywheel units. MIS revenues were up compared to first quarter 2013 due to two large customer shipments. We expect product mix to continue to shift as we obtain large customer orders for either UPS or MIS products in any particular quarter.

Product revenue for the six-month period ended June 30, 2013 decreased by $7.1 million, or 21%, compared to the same period in 2012. This decrease was driven by a decrease in sales of both UPS and MIS products. MIS Sales comprised 62% of product revenue in the first half of 2013, compared to 59% of product revenue in the same period of 2012. UPS product revenues for the first half of 2013 decreased by approximately $3.5 million, or 26%, compared to the first half of 2012. MIS revenues decreased by $3.5 million, or 17%, in the first half of 2013 compared to 2012.

Product revenue from Active Power branded products through our direct and manufacturer’s representative channels was $6.4 million, or 42% of our product revenue, for the three-month period ended June 30, 2013, compared to $7.9 million, or 45% of our product revenue, in the same period of 2012, and $8.6 million, or 75% of our product revenue, for the first quarter of 2013.  For the six-month period ended June 30, 2013, product sales of Active Power branded products through our direct and manufacturer’s representative channels were $15.0 million, or 56% of our product revenue, compared to $14.2 million, or 42%, for the same period of 2012.

Product revenue from our OEM channels for the three-month period ended June 30, 2013 was $1.0 million, a decrease of approximately $0.6 million, or 38%, compared to revenue of $1.7 million for the second quarter of 2012. For the six-month period ended June 30, 2013, product revenue from our OEM channel was $3.0 million, an increase of $0.3 million, or 11%, compared to $2.7 million for the same period in 2012.  Product revenue from our OEM channels for the three-month period ended June 30, 2013 decreased by $1.0 million, or 48%, compared to $2.0 million for the first quarter of 2013. Sales to Caterpillar, our primary OEM channel, represented $1.0 million and $3.0 million, or 6% and 11% of our product revenue, for the three-month and six-month periods ended June 30, 2013, respectively, compared to $1.7 million and $2.7 million, or 9% and 8% of our product revenue, in the comparable period of 2012 and $2.0 million, or 17%, respectively, in first quarter 2013. Caterpillar remains one of our largest UPS customers as well as our largest OEM customer.

Product revenue from our IT channel for the second quarter of 2013 was $7.9 million, which was flat compared to $7.9 million for the second quarter of 2012 and increased from the $0.9 million of IT channel revenue in the first quarter 2013.  For the six-month period ended June 30, 2013, product revenue from our IT channel was $8.8 million, a decrease of $8.1 million, or 48%, compared to $16.9 million for the same period of 2012.  These decreases were primarily due to a decrease in demand for infrastructure solutions from Hewlett Packard (“HP”), our largest IT channel partner. Historically, we have manufactured and sold infrastructure solutions to HP, for them to re-sell to end users in conjunction with sales of their IT and computing products. Thus, the level of orders will fluctuate depending upon the timing of our partner’s need for infrastructure solutions. We have historically experienced large quarterly fluctuations in the number and value of such orders. Sales to HP accounted for 52% of our product revenue for the second quarter of 2013 compared to 45% in the same period of 2012, however sales to HP accounted for only 31% of product revenue for the six months ended June 30, 2013 compared to 50% of the product revenue in the six months ended June 30, 2012.

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

Sales in the Americas were $14.6 million or 95% of our product revenue for the three-month period ended June 30, 2013, compared to $12.1 million, or 69% of our product revenue, for the same period in 2012 and $10.0 million, or 88% of product revenue, in the first quarter of 2013. For the six-month period ended June 30, 2013, our sales in the Americas were $24.7 million, or 92% of our total product revenue, compared to $22.7 million, or 67%, for the same period in 2012.  These increases compared to the prior year reflect higher UPS revenues.

Index
We also sell products directly to customers in Asia and EMEA and we have a network of international distributors in these and other territories. In some of these markets, customers are more likely to purchase a total power solution such as PowerHouse from us rather than a stand-alone UPS system. This usually results in a longer selling cycle and makes quarterly results from these regions more inconsistent and dependent upon a smaller number of larger value transactions. Thus, the amount of revenue from our international markets can fluctuate significantly on a quarterly basis. Product sales to customers in Asia were $0.4 million, or 3% of our total product revenue, in the three-month period ended June 30, 2013, compared to $1.0 million, or 6%, for the same period in 2012 and $(0.3) million, or (3)%, for the first quarter of 2013. See footnote 2 to the unaudited condensed financial statements of this Form 10-Q/A for more information regarding adjustments to revenues for the six months ending June 30, 2013 in the Asia region.  Product revenue in EMEA was $0.4 million, or 2% of product revenue, in the three-month period ended June 30, 2013, compared to $4.4 million, or 25%, for the same period of 2012 and $1.7 million, or 15%, for the first quarter of 2013. These fluctuations are primarily attributable to variations in sales of our MIS products in each region in the relevant periods and illustrate the impact of larger orders from fewer customers on quarterly revenue for each of these regions. Products may sometimes be shipped outside of the region in which the revenues were generated.

Product revenue in Asia was $0.1 million in the six months ended June 2013, compared to $2.5 million in the six months ended June 2012. This decrease was primarily related to a reduction in orders from our distributors in 2013 in this region. Finally, product revenue from EMEA for the six months ended June 2013 was $2.0 million compared to $8.7 million in the six months ended June 2012. This decrease year over year was related to a large single customer order included in the 2012 period.

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

Service and other revenue increased by approximately $0.6 million, or 15%, for the three-month period ended June 30, 2013, compared to the same period of 2012, and increased $1.8 million or 62% compared to the first quarter of 2013.  These increases compared to the first quarter 2013 and prior year quarter reflects higher professional fees associated with MIS sales in the second quarter of 2013. For the six-month period ended June 30, 2013, our service and other revenue increased by approximately $0.2 million, or 3%, compared to the same period in 2012.  For our MIS customers, we provide a full power solution, including design services, site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user, often including maintenance services.  Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers, so these revenue opportunities do not typically exist for us on our OEM sales. We anticipate that service and other revenue will continue to grow with product revenue, particularly as our PowerHouse system revenue grows and as our installed base of UPS product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products, ancillary equipment that is sourced from external suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, depreciation of our manufacturing property and equipment, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total product revenue was 69% and 69% for the three-month and six-month periods ended June 30, 2013, compared to 65% and 69% for the same periods in 2012 and 70% for the first quarter of 2013. The increase in costs as a percentage of revenue in the second quarter 2013 compared to second quarter 2012 reflected a more unfavorable product mix, as we had more MIS sales compared to UPS sales, which typically have a lower margin. We continue to operate a manufacturing facility that has a manufacturing and testing capacity that can be significantly greater than our current product revenue levels in any given quarter, dependent upon the product mix. A large portion of the costs involved in operating this manufacturing facility are fixed in nature and we have incurred unabsorbed overhead each quarter depending on the level of UPS system production. We continue to work on reducing our product costs through design enhancements and modifications and increasing our sales volume to absorb these expenses. We also are working to create cross-functional utilization of our personnel between UPS and MIS product manufacturing so as to obtain higher overall labor efficiency.

Index
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

For each of the six-month periods ended June 30, 2013 and 2012, our gross profit margin was 33% of revenue.  Our ability to further improve gross profit margins will depend, in part, on our ability to further improve our sales channel mix, increase sales of higher margin products such as our UPS products, optimize our product pricing, improve our professional service margins through further pricing optimization and operating efficiency, and increase our total revenues to a level that will allow us to improve the utilization of our manufacturing and service operations.

Research and development. Research and development expense primarily consists of compensation and related costs for employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Overall, our research and development expenses were approximately $0.4 million, or 26%, higher in the second quarter of 2013 compared to the second quarter of 2012 and were $0.2 million, or 10%, higher than the first quarter of 2013. The increases are primarily due to development activities on our next generation of UPS product, which is in its final stages of production release. With our new product we feel we will offer greater power modularity and space efficiencies compared to our existing UPS products, especially as we target the higher power level market.

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

The fluctuations in working capital can be impacted by the timing of product orders and shipments. In the six-month period ended June 30, 2013, we saw a $1.3 million use of cash related to inventory manufactured in the period. This was in part due to a reduction in UPS orders for our current product and an increase in build for our new product in the second quarter of 2013.  There was also an increase in cash from higher accounts payable of $3.6 million from December 31, 2012 to June 30, 2013. This increase reflects timing of payments to vendors related to our large MIS projects which have a long manufacturing schedule. We anticipate that cash flows from operations will fluctuate significantly based upon the volume and size of our MIS products sold and by the timing of product delivery relative to our reporting periods, and that such volatility in sources and uses of funds will continue based upon growth of our MIS businesses.

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

Index
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

Restatement

As discussed elsewhere in this Form 10-Q/A, including Note 2 to the unaudited condensed consolidated financial statements contained in Part I, Item 1 “Financial Statements (Unaudited) (Restated)”, we are restating and amending our previously issued unaudited condensed consolidated financial statements and related financial information for the six months ended June 30, 2013 previously included in our Quarterly Report on Form 10-Q for the period ended June 30, 2013, which was filed with the SEC on July 31, 2013.

Index
Evaluation of Disclosure Controls and Procedures

In our Original Form 10-Q for the period ended June 30, 2013, filed on July 31, 2013, our management, including our then serving Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by the Original Form 10-Q. Based on that evaluation, management initially concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be included in our reports filed or submitted under the Exchange Act as of such time was recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and such information was accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

In connection with the restatement discussed above, our management, including our current Chief Executive Officer and our Chief Financial Officer, reevaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013 pursuant to Rule 13a-15(b) under the Exchange Act. As a result of such reevaluation, management has determined that there was a material weakness in our system of internal control over financial reporting as of such date, which has caused us to amend our Original Form 10-Q.  As a result of such material weakness, management, including our current Chief Executive Officer and Chief Financial Officer, has revised its earlier assessment and has now concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

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

Changes in Internal Control Over Financial Reporting

Other than as described below, there have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

Index
PART II – OTHER INFORMATION

Item 1.	Quantitative andLegal Proceedings.

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

A material weakness is a control deficiency or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Our management has identified a material weakness resulting from control deficiencies related to our credit approval process whereby we did not confirm information from an employee of ours in China regarding the facts surrounding Qiyuan, a distributor which we entered into a distribution agreement with.  In response to such material weakness, management is implementing additional credit approval process procedures including actions to further verify the financial condition and ownership structure of all new customers.  The material weakness is ongoing and has not been remediated as of yet. Management’s evaluation of our disclosure controls and procedures as of June 30, 2013 concluded that, as a result of the material weakness, our disclosure controls and procedures were not effective as of June 30, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are properly recorded, processed, summarized and reported within the time periods required by SEC rules.  Any material weakness or unsuccessful remediation could adversely impact investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, if needed, could be materially and adversely affected, which in turn could materially and adversely affect our business, our financial condition and the market value of our stock. In addition, perceptions of us among customers, lenders, investors, securities analysts and others could also be adversely affected.  We can give no assurances that the measures we have taken to date, or any future measures we may take, will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 3.	Other Information.

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

4.2*
See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock (filed as Exhibit 4.2 in Original Form 10-Q for the period ending June 30, 2013 filed on July 31, 2013)

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

*	Incorporated by reference to the indicated filing

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