Form 10-Q
period 2013-09-30
ACTIVE POWER INC
filed 2013-11-18
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of common stock, par value of $0.001 per share, outstanding at October 31, 2013 was 19,362,301.

ACTIVE POWER, INC.
FORM 10-Q

Index
PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$14,252	$13,524
Restricted cash	511	-
Accounts receivable, net of allowance for doubtful accounts of $838 and $488 at September 30, 2013 and December 31, 2012, respectively	8,713	17,862
Inventories, net	13,244	11,079
Prepaid expenses and other	2,390	567
Total current assets	$39,110	43,032
Property and equipment, net	2,859	2,458
Deposits and other	294	309
Total assets	$42,263	$45,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,461	$4,036
Accrued expenses	5,134	4,948
Deferred revenue	3,064	4,568
Revolving line of credit	5,535	5,535
Total current liabilities	$18,194	19,087
Long-term liabilities	737	713
Stockholders' equity
Preferred stock - $0.001 par value; 2,000 shares authorized	-	-
Common stock - $0.001 par value; 30,000 shares authorized; 19,421 and 19,171 issued and 19,362 and 19,125 outstanding at September 30, 2013 and December 31, 2012, respectively	19	19
Treasury stock	(200)	(144)
Additional paid-in capital	290,193	288,619
Accumulated deficit	(267,041)	(262,817)
Other accumulated comprehensive income	361	322
Total stockholders' equity	23,332	25,999
Total liabilities and stockholders' equity	$42,263	$45,799

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Operations and Comprehensive Loss
(in thousands, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Product revenue	$8,023	$16,647	$34,858	$50,534
Service and other revenue	5,131	2,964	12,915	10,534
Total revenue	13,154	19,611	47,773	61,068

Cost of goods sold:
Cost of product revenue	6,784	12,254	25,373	35,608
Cost of service and other revenue	2,426	1,742	7,180	6,766
Total cost of goods sold	9,210	13,996	32,553	42,374
Gross profit	3,944	5,615	15,220	18,694

Operating expenses:
Research and development	2,149	1,325	5,580	4,045
Selling and marketing	2,714	3,447	8,684	10,891
General and administrative	2,046	1,691	4,759	5,175
Total operating expenses	6,909	6,463	19,023	20,111
Loss from Operations	(2,965)	(848)	(3,803)	(1,417)

Interest expense, net	(118)	(80)	(282)	(246)
Other income (expense), net	(52)	81	(139)	159

Net Loss	$(3,135)	$(847)	$(4,224)	$(1,504)
Net Loss per share, Basic	$(0.16)	$(0.04)	$(0.22)	$(0.08)

Shares used in computing net loss per share, basic	19,337	19,115	19,188	18,400

Comprehensive loss:
Net loss	$(3,135)	$(847)	$(4,224)	$(1,504)
Translation gain (loss) on subsidiaries denominated in foreign currencies	238	211	39	(99)
Comprehensive loss:	$(2,897)	$(636)	$(4,185)	$(1,603)

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands, except per share amounts; unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	At Cost	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehen- sive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2012	19,171	$19	33	$(144)	$288,619	$(262,817)	$322	$25,999
Employee stock purchases	189	-	-	-	684	-	-	684
Release of Restricted Stock	61	-	13	(56)	7	-	-	(49)
Net translation gain on foreign subsidiaries	-	-	-	-	-	-	39	39
Stock-based compensation	-	-	-	-	905	-	-	905
Issuance costs, shelf registration					(22)			(22)
Net Loss	-	-	-	-	-	(4,224)	-	(4,224)
Balance at September 30, 2013	19,421	$19	46	$(200)	$290,193	$(267,041)	$361	$23,332

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands; unaudited)

	Nine Months Ended September 30,
	2013	2012

Operating activities
Net Loss	$(4,224)	$(1,504)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation expense	804	955
Change to allowance for doubtful accounts	350	325
Loss on disposal of fixed assets	33	31
Impairment on fixed assets	69	-
Stock-based compensation	916	1,131
Changes in operating assets and liabilities:
Restricted cash	(511)	3
Accounts receivable	8,799	(6,828)
Inventories	(2,613)	77
Prepaid expenses and other assets	(1,808)	(946)
Accounts payable	425	(104)
Accrued expenses	174	(1,502)
Deferred revenue	(1,504)	3,098
Long term liabilities	24	72
Net cash provided by (used in) operating activities	934	(5,192)

Investing activities
Purchases of property and equipment	(927)	(1,021)
Proceeds from sale of fixed assets	68	-
Net cash used in investing activities	(859)	(1,021)

Financing activities
Proceeds from private placement of common stock	-	9,750
Issuance costs of private placement	-	(187)
Proceeds from draw on revolving line of credit	-	2,017
Payments on revolving line of credit	-	(2,017)
Proceeds from employee stock purchases	683	491
Issuance costs, shelf registration	(20)	-
Taxes paid related to the net share settlement of equity awards	(49)	(20)
Net cash provided by financing activities	614	10,034

Translation gain (loss) on subsidiaries in foreign currencies	39	(99)

Change in cash and cash equivalents	728	3,722
Cash and cash equivalents, beginning of period	13,524	10,357
Cash and cash equivalents, end of period	$14,252	$14,079

See accompanying notes.

Index
Active Power, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
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

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the SEC for interim reporting, and include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Please refer to our filings on Form 10-Q/A for the periods ended March 31, 2013 and June 30, 2013, for information regarding the restatements of our financial results for the periods ended March 31, 2013 and June 30, 2013, respectively, and the impact of such restatements on our unaudited condensed financial statements for the period ended September 30, 2013.

2.	Supplemental Balance Sheet Information

Restricted Cash

Our restricted cash balance of $0.5 million as of September 30, 2013 consists primarily of secured performance and deposit guarantees given to customers. Upon satisfaction of these guarantees, the restriction on these funds will be released.

Receivables

Accounts receivable consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Trade receivables	$9,551	$18,350
Allowance for doubtful accounts	838	488
	$8,713	$17,862

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, our credit losses have been minimal. The increase in allowance for doubtful accounts in the third quarter of 2013 was primarily related to customers in China.

Index
Inventories

We state inventories at the lower of cost or market, using the first-in-first-out-method (in thousands, net of allowance):

	September 30, 2013	December 31, 2012
Raw materials	$5,417	$5,424
Work in process	3,136	2,186
Finished goods	4,691	3,469
	$13,244	$11,079

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Equipment	$9,093	$10,298
Demonstration units	1,587	1,828
Computers and purchased software	3,264	4,251
Furniture and fixtures	378	444
Leasehold improvements	7,201	7,662
Construction in progress	69	188
	21,592	24,671
Accumulated depreciation	(18,733)	(22,213)
	$2,859	$2,458

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Compensation and benefits	$1,871	$2,199
Warranty liability	574	694
Property, income, state, sales and franchise tax	620	320
Professional fees	699	502
Other	1,370	1,233
	$5,134	$4,948

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

Index
Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2012	$755
Warranty expense	432
Warranty charges incurred	(590)
Balance at September 30, 2013	$597
Warranty liability included in accrued expenses	$574
Long-term warranty liability	23
Balance at September 30, 2013	$597

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Numerator:
Net loss	$(3,135)	$(847)	$(4,224)	$(1,504)
Denominator:
Weighted-average shares of common stock outstanding	19,337	19,115	19,188	18,400

Basic and diluted net loss per share	$(0.16)	$(0.04)	$(0.22)	$(0.08)

The calculation of basic and diluted net loss per share excludes shares of common stock issuable upon exercise of employee stock options of 1,943,064 and 1,928,236 as of September 30, 2013 and 2012, respectively, and non-vested shares of common stock issuable upon exercise of restricted stock units of 96,299 and 199,329 as of September 30, 2013 and 2012, respectively, because their inclusion would have the effect of being anti-dilutive.

4.	Fair Value of Financial Instruments

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

Our cash and cash equivalents include money-market funds for which the fair value was determined using Level 1 inputs and was $3.1 million as of September 30, 2013 and December 31, 2012. For cash and cash equivalents, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments.

5.	Guarantees

In certain geographical regions, particularly EMEA, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our delivery or product warranty obligations. We secure these guarantees with standby letters of credit through our bank. At September 30, 2013 and December 31, 2012, we had $0.5 million and $0, respectively, of performance guarantees outstanding to customers that were secured with letters of credit. The current guarantee is set to expire on April 17, 2014. There is no foreseeable risk that we will not be able to meet the performance obligations. Our restricted cash, as shown on the balance sheet, is related to these guarantees.

Index
6.	Subsequent Events

On October 29, 2013, we received $0.2 million in cash from Qiyuan Network System Limited, as an additional payment towards the outstanding amount owed on previous shipments made by us. We will recognize revenue for this cash payment in the fourth quarter of 2013. We also accepted a return of goods from such customer on November 4, 2013 that we will put back into inventory in the amount of $1.6 million in the fourth quarter of 2013.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2012 included in our 2012 Annual Report on Form 10-K. Please refer to our filings on Form 10-Q/A for the periods ended March 31, 2013 and June 30, 2013, for information regarding the restatements of our financial results for the periods ended March 31, 2013 and June 30, 2013, respectively, and the impact of such restatements on our unaudited condensed financial statements for the period ended September 30, 2013. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A of our 2012 Annual Report on Form 10-K and in Part II, Item 1A of this Form 10-Q for a discussion of items that may affect our future results.

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

We have sold our patented flywheel-based UPS systems since 1999. Our patented flywheel-based UPS products store kinetic energy by constantly spinning a compact steel wheel (“flywheel”) driven from utility power in a low friction environment. When the utility power used to spin the flywheel fluctuates or is interrupted, the flywheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity known as “bridging power” for short periods, until either utility power is restored or a backup electric generator starts and takes over generating longer-term power in the case of an extended electrical outage. We believe our flywheel products provide many competitive advantages over conventional battery-based UPS products, including substantial space savings, higher power densities, “green” energy storage, and higher power efficiencies up to 98%. This high energy efficiency reduces operating costs and provides customers a lower total cost of ownership. We offer our flywheel products with load capabilities up to 8,400kVA. Our flywheel-based UPS systems are marketed under the brand name CleanSource®. UPS product revenue may include ancillary components delivered as part of a total UPS solution. As of September 30, 2013, we have shipped more than 3,900 flywheels in UPS system installations, delivering more than 900 megawatts of power to customers in 57 countries around the world, providing nearly 170 million runtime hours of operation. In late 2012, we introduced our next generation CSHD 625kVA and 750 kVA UPS products, which we plan to start distributing in the fourth quarter of 2013.

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

Index
Results of Operations

	Three Months Ended September 30,				Variance 2013 vs. 2012
($ in thousands)	2013	% of total revenue	2012	% of total revenue	$	%
Product revenue	$8,023	61%	$16,647	85%	$(8,624)	-52%
Service and other revenue	5,131	39%	2,964	15%	2,167	73%
Total revenue	13,154	100%	19,611	100%	$(6,457)	-33%
Cost of product revenue	6,784	52%	12,254	62%	(5,470)	-45%
Cost of service and other revenue	2,426	18%	1,742	9%	684	39%
Total cost of goods sold	9,210	70%	13,996	71%	(4,786)	-34%
Gross profit	3,944	30%	5,615	29%	(1,671)	-30%
Operating expenses:
Research and development	2,149	16%	1,325	7%	824	62%
Selling and marketing	2,714	21%	3,447	18%	(733)	-21%
General and administrative	2,046	16%	1,691	9%	355	21%
Total operating expenses	6,909	53%	6,463	34%	446	7%
Loss from Operations	(2,965)	-23%	(848)	-5%	(2,117)	-250%
Interest expense, net	(118)	-1%	(80)	0%	(38)	-48%
Other income (expense), net	(52)	0%	81	0%	(133)	-164%

Net loss	$(3,135)	-24%	$(847)	-5%	$(2,288)	-270%

	Nine Months Ended September 30,				Variance 2013 vs. 2012
($ in thousands)	2013	% of total revenue	2012	% of total revenue	$	%
Product revenue	$34,858	73%	$50,534	83%	$(15,676)	-31%
Service and other revenue	12,915	27%	10,534	17%	2,381	23%
Total revenue	47,773	100%	61,068	100%	$(13,295)	-22%
Cost of product revenue	25,373	53%	35,608	58%	(10,235)	-29%
Cost of service and other revenue	7,180	15%	6,766	11%	414	6%
Total cost of goods sold	32,553	68%	42,374	69%	(9,821)	-23%
Gross profit	15,220	32%	18,694	31%	(3,474)	-19%
Operating expenses:
Research and development	5,580	12%	4,045	7%	1,535	38%
Selling and marketing	8,684	18%	10,891	18%	(2,207)	-20%
General and administrative	4,759	10%	5,175	8%	(416)	-8%
Total operating expenses	19,023	40%	20,111	33%	(1,088)	-5%
Loss from Operations	(3,803)	-8%	(1,417)	-2%	(2,386)	-168%
Interest expense, net	(282)	-1%	(246)	0%	(36)	-15%
Other income (expense), net	(139)	0%	159	0%	(298)	-187%

Net loss	$(4,224)	-9%	$(1,504)	-2%	$(2,720)	-181%

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

Index
($ in thousands)	Three Months Ended September 30,		Variance
	2013	2012	$	%
Product revenue:
UPS product revenue	$6,495	$14,783	$(8,288)	-56%
Modular Infrastructure Solutions	1,528	1,864	(336)	-18%
Total product revenue	$8,023	$16,647	$(8,624)	-52%

($ in thousands)	Nine Months Ended September 30,		Variance
	2013	2012	$	%
Product revenue:
UPS product revenue	$16,731	$28,551	$(11,820)	-41%
Modular Infrastructure Solutions	18,127	21,983	(3,856)	-18%
Total product revenue	$34,858	$50,534	$(15,676)	-31%

Total product revenue for the three-month period ended September 30, 2013 decreased by $8.6 million, or 52%, compared to the same period in 2012 and decreased $7.4 million, or 48%, from $15.4 million in the second quarter 2013. The decrease from third quarter 2012 to third quarter 2013 was driven primarily by a reduction in UPS sales, while the reduction from the second quarter 2013 to the third quarter 2013 was primarily due to lower MIS sales, as the second quarter included two large MIS orders. UPS revenue was down $8.3 million, or 56%, in the third quarter 2013 from the same period in the prior year as we had a single large installation in our EMEA region included in the prior year period, of which $5.6 million was ancillary equipment. UPS revenue increased in third quarter 2013 compared to second quarter 2013 due to two large shipments of our 300 series flywheel units into Asia, $1.6 million of which was reversed in the first quarter 2013 restatement described in our Form 10-Q/A and recognized in the third quarter 2013 when the revenue was collected.  MIS revenue was down $0.3 million, or 18%, in the third quarter 2013 from the same period in the prior year and decreased $11.0 million from the second quarter 2013 due to the two large customer shipments mentioned previously. We expect product mix to continue to shift as we obtain large customer orders for either UPS or MIS products in any particular quarter.

Product revenue for the nine-month period ended September 30, 2013 decreased by $15.7 million, or 31%, compared to the same period in 2012. This decrease was driven primarily by a decrease of $11.8 million in sales of UPS products, primarily in the EMEA region. MIS sales comprised 52% and 44% of product revenue in the nine-month period ended September 30, 2013 and 2012, respectively.

Product revenue from Active Power branded products through our direct and manufacturer’s representative channels was $4.0 million, or 50% of our product revenue, for the three-month period ended September 30, 2013, compared to $10.2 million, or 61% of our product revenue, in the same period of 2012, and $6.4 million, or 42% of our product revenue, for the second quarter of 2013.  For the nine-month period ended September 30, 2013, product sales of Active Power branded products through our direct and manufacturer’s representative channels were $19.0 million, or 55% of our product revenue, compared to $24.5 million, or 48%, for the same period of 2012.

Product revenue from our OEM channels for the three-month period ended September 30, 2013 was $2.4 million, a decrease of approximately $2.6 million, or 52%, compared to revenue of $5.0 million for the third quarter of 2012. For the nine-month period ended September 30, 2013, product revenue from our OEM channel was $5.5 million, a decrease of $2.3 million, or 30%, compared to $7.8 million for the same period in 2012.  Product revenue from our OEM channels for the three-month period ended September 30, 2013 increased by $1.4 million, or 138%, compared to $1.0 million for the second quarter of 2013. Sales to Caterpillar, our primary OEM channel, represented $2.4 million and $5.3 million, or 30% and 15% of our product revenue, for the three-month and nine-month periods ended September 30, 2013, respectively, compared to $5.0 million and $7.8 million, or 30% and 15% of our product revenue, in the comparable periods of 2012 and $1.0 million, or 6%, respectively, in the second quarter 2013. Caterpillar remains one of our largest UPS customers as well as our largest OEM customer.

Product revenue from our IT channel for the third quarter of 2013 was $1.5 million, which was relatively flat compared to $1.4 million for the third quarter of 2012 and decreased from the $7.9 million of IT channel revenue in the second quarter 2013.  For the nine-month period ended September 30, 2013, product revenue from our IT channel was $10.4 million, a decrease of $8.0 million, or 43%, compared to $18.3 million for the same period of 2012.  These decreases were primarily due to a decrease in demand for infrastructure solutions from Hewlett Packard (“HP”), our largest IT channel partner. Historically, we have manufactured and sold infrastructure solutions to HP, for them to re-sell to end users in conjunction with sales of their IT and computing products. Thus, the level of orders will fluctuate depending upon the timing of our partner’s need for infrastructure solutions. We have historically experienced large quarterly fluctuations in the number and value of such orders. Sales to HP accounted for 19% of our product revenue for the third quarter of 2013 compared to 8% in the same period of 2012, however sales to HP accounted for only 28% of product revenue for the nine months ended September 30, 2013 compared to 36% of product revenue in the nine months ended September 30, 2012.

Index
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

Sales in the Americas were $4.1 million or 51% of our product revenue for the three-month period ended September 30, 2013, compared to $5.9 million, or 35% of our product revenue, for the same period in 2012 and $14.6 million, or 95% of product revenue, in the second quarter of 2013.

We also sell products directly to customers in Asia and EMEA and we have a network of international distributors in these and other territories. In some of these markets, customers are more likely to purchase a total power solution such as PowerHouse from us rather than a stand-alone UPS system. This usually results in a longer selling cycle and makes quarterly results from these regions more inconsistent and dependent upon a smaller number of larger value transactions. Thus, the amount of revenue from our international markets can fluctuate significantly on a quarterly basis. Product sales to customers in Asia were $2.8 million, or 35% of our total product revenue, in the three-month period ended September 30, 2013, compared to $2.0 million, or 12%, for the same period in 2012 and $0.4 million, or 3%, for the second quarter of 2013. Product revenue in EMEA was $1.1 million, or 14% of product revenue, in the three-month period ended September 30, 2013, compared to $8.8 million, or 53%, for the same period of 2012 and $0.4 million, or 2%, for the second quarter of 2013. These fluctuations are primarily attributable to variations in sales of our UPS products in each region in the relevant periods. Products may sometimes be shipped outside of the region in which the revenues were generated.

Product revenue sales in the Americas for the nine month period ending September 30, 2013 was $28.8 million, compared to $28.6 million for the nine months ended September 30, 2012. The slight increase was primarily related to more MIS products sold in North America in the current year. Product revenue in Asia was $2.9 million in the nine months ended September 2013, compared to $4.5 million in the nine months ended September 2012. This decrease was related to a decline in sales in China. See our first and second quarter 2013 results reported in our Forms 10-Q/A for more information on our distributor relationships in China and their impact on year to date revenues in Asia.  Finally, product revenue from EMEA for the nine months ended September 2013 was $3.2 million compared to $17.5 million in the nine months ended September 2012. This decrease year over year was related to a large single customer project included in the 2012 period.

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

Service and other revenue increased by approximately $2.2 million, or 73%, for the three-month period ended September 30, 2013, compared to the same period of 2012, and increased $0.3 million or 7% compared to the second quarter of 2013.  This increase compared to the second quarter 2013 reflects a pricing increase for one of our primary OEM customers in the third quarter of 2013. For the nine-month period ended September 30, 2013, our service and other revenue increased by approximately $2.4 million, or 23%, compared to the same period in 2012.  For our MIS customers, we provide a full power solution, including design services, site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user, often including maintenance services.  Where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers, so these revenue opportunities do not typically exist for us on our OEM sales. We anticipate that service and other revenue will continue to grow with product revenue, particularly as our PowerHouse system revenue grows and as our installed base of UPS product expands, because as more units are sold to customers, more installation, startup and maintenance services will be required.

Cost of product revenue. Cost of product revenue includes the cost of component parts of our products, ancillary equipment that is sourced from external suppliers, personnel, equipment and other costs associated with our assembly and test operations, including costs from having underutilized facilities, depreciation of our manufacturing property and equipment, shipping costs, warranty costs, and the costs of manufacturing support functions such as logistics and quality assurance. The cost of product revenue as a percentage of total product revenue was 85% and 73% for the three-month and nine-month periods ended September 30, 2013, respectively, compared to 74% and 70%, respectively, for the same periods in 2012 and 69% for the second quarter of 2013. The increase in costs as a percentage of revenue compared to the third quarter 2012 reflected a higher percentage of revenue coming from distributors in Asia where margins are typically lower, and the prior year quarter also included one large shipment to EMEA that had a relatively high margin. We continue to operate a manufacturing facility that has a manufacturing and testing capacity that can be significantly greater than our current product revenue levels in any given quarter, dependent upon the product mix. A large portion of the costs involved in operating this manufacturing facility are fixed in nature and we have incurred unabsorbed overhead each quarter depending on the level of UPS system production. We continue to work on reducing our product costs through design enhancements and modifications and increasing our sales volume to absorb these expenses. We also are working to create cross-functional utilization of our personnel between UPS and MIS product manufacturing so as to obtain higher overall labor efficiency.

Index
Cost of service and other revenue. Cost of service and other revenue includes the cost of component parts that we use in service or sell as spare parts, as well as labor and overhead costs of our service organization.  This includes travel and related costs incurred in fulfilling service obligations to our customers and the costs of third party contractors used in completion of some of our professional services. The cost of service and other revenue was 47% of service and other revenue in the three-month period ended September 30, 2013, compared to 59% for the same period of 2012 and 55% in the second quarter of 2013.  The decrease in the third quarter of 2013 compared to the third quarter of 2012 and second quarter 2013 reflects favorable pricing increases on our spare parts with one of our primary OEM customers in the third quarter 2013. The utilization of our service personnel will be affected by the number of MIS solution products implemented in a particular period, and in periods where we have a low number of installation projects we would expect our costs as a percentage of revenue to increase due to lower employee utilization.

The cost of service and other revenue was 56% of service and other revenue in the nine-month period ended September 30, 2013, compared to 64% for the same period of 2012.  The decrease in the nine-month period ended September 30, 2013, compared to the same period of 2012 was related to the decreased costs to install MIS solutions due to the concentrated timing and location of the 2013 shipments compared to 2012.

Gross profit. For the three-month period ended September 30, 2013, our gross profit margin was 30% of revenue, compared to 29% of revenue for the third quarter of 2012 and 34% of revenue for the second quarter of 2013.  The slight increase in gross profit margin from the third quarter of 2012 is primarily related to our higher percentage of revenue coming from services. The decrease in the margin from the second quarter of 2013 is related high margin shipments of MIS products that occurred.

For the nine-month period ended September 30, 2013, our gross profit margin was 32% of revenue compared to 31% of revenue for the same period of 2012.  Our ability to further improve gross profit margins will depend, in part, on our ability to further improve our sales channel mix, increase sales of higher margin products such as our UPS products, optimize our product pricing, improve our professional service margins through further pricing optimization and operating efficiency, and increase our total revenues to a level that will allow us to improve the utilization of our manufacturing and service operations.

Research and development. Research and development expense primarily consists of compensation and related costs for employees engaged in research, development and engineering activities, third party consulting and development activities, as well as an allocated portion of our occupancy costs. Overall, our research and development expenses were approximately $0.8 million, or 62%, higher in the third quarter of 2013 compared to the third quarter of 2012 and were $0.3 million, or 19%, higher than the second quarter of 2013. The increases were primarily due to development activities on our next generation of UPS product, which is in its final stages of production release. With our new product we feel we will offer greater power modularity and space efficiencies compared to our existing UPS products, especially as we target the higher power level market.

For the nine-month period ended September 30, 2013, our research and development expense was $5.6 million, compared to $4.0 million for the same period of 2012.  The increase is due to our next generation UPS development as we are in the final phases of production release, as well as optimizing ways to reduce the overall future costs of production.  It is anticipated that our new UPS product line will allow improved profit margins in the long term and provide a larger addressable market for our UPS systems business.

Selling and marketing. Selling and marketing expense primarily consists of compensation, including variable sales commissions for sales personnel, related travel, trade shows and promotional expenses, compensation paid to resellers and agents, an allocated portion of our occupancy and other costs, and the cost of our foreign sales operations. Selling and marketing costs were approximately $0.7 million, or 21%, lower in the third quarter of 2013 compared to the third quarter of 2012 related to lower sales expenditures in such areas as wages, commissions and travel costs in sales.  Selling and marketing expenses decreased approximately $0.3 million, or 11%, from the second quarter of 2013 primarily due to decreased sales wages and commission costs.

Selling and marketing expenses were approximately $2.2 million, or 20%, lower for the nine-month period ended September 30, 2013 compared to the same period of 2012 primarily from reduced employee compensation costs, commissions for third party manufacturers’ representatives and travel costs.

General and administrative. General and administrative expense is primarily comprised of compensation and related costs for board, executive and administrative personnel, and professional fees. General and administrative expenses for the third quarter of 2013 increased approximately $0.4 million, or 21%, compared to the same period in 2012 primarily due to higher bad debt expense. General and administrative expenses increased by approximately $0.5 million, or 30%, compared to the second quarter of 2013 primarily due to bad debt expense associated with customers in China.

Index
General and administrative expenses for the nine-month period ended September 30, 2013 decreased approximately $0.4 million, or 8%, compared to the same period in 2012 due to lower stock compensation expense, bonus and legal fees, partially offset by higher relocation costs. We expect our legal fees to increase in the fourth quarter as a result of pending legal items. Refer to “Part II- Item 1.Legal Proceedings” for information regarding these items.

Interest expense, net. Net interest expense remained relatively flat for the third quarter of 2013 compared to the third quarter of 2012. The interest expense incurred during 2013 and 2012 was in connection with the outstanding balance on our revolving credit facility.

Other income (expense). Other income (expense), net in the third quarter of 2013 and 2012 primarily reflects foreign exchange losses or gains on bank accounts and sales contracts held in foreign currencies.

Liquidity and Capital Resources

Our primary sources of liquidity at September 30, 2013 are our cash and cash equivalents on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect we will have adequate capital resources to continue operating our business for at least the next 12 months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2013 and beyond or adversely affect our level of liquidity.

A substantial increase in sales of our PowerHouse or our modular IT infrastructure solutions products or a substantial increase in UPS sales will likely materially increase the amount of liquidity required to fund our operations. The amount of time between the receipt of payment from our customers and our expenditures for raw materials, manufacturing and shipment of products (the cash cycle) for sales of our CleanSource UPS product can be as short as 45 days, and is typically 60 days, however this can vary by geographic market. The cash cycle on a MIS sale can be significantly longer due to the longer lead time needed on materials purchases and the longer manufacturing schedule. We attempt to mitigate the financial impact of this longer cash cycle by requiring customer deposits and periodic payments where possible from our customers. This is not always commercially feasible, and in order to increase our MIS sales, we may be required to make larger investments in inventory and receivables. These larger investments may require us to obtain additional sources of working capital, debt or equity financing in order to fund the MIS business.

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

The following table summarizes the changes in cash used in operating activities:

($ in thousands)	Nine Months Ended September 30,		Variance
	2013	2012	$	%
Cash provided by (used in) operating activities	$934	$(5,192)	$6,126	118%

Cash provided from operating activities was $0.9 million in the nine-month period ended September 30, 2013 compared to a use of cash of $5.2 million the same period of 2012. Changes in the period ending September 30, 2013 were primarily related to changes in our working capital, as were the changes in the prior year nine month period.

The fluctuations in working capital can be impacted by the timing of product orders and shipments. In the nine-month period ended September 30, 2013, we saw a $2.6 million use of cash related to inventory manufactured in the period. This was in part due to a reduction in UPS orders for our current product and an increase in build for our new product through the third quarter of 2013.  There was also an increase in cash related to lower accounts receivable of approximately $8.8 million, partially offset by a use of cash of $1.8 million in other current assets primarily related to the restatement of amounts owed to us by Qiyuan Network Systems. We anticipate that cash flows from operations will fluctuate significantly based upon the volume and size of our customer orders and by the timing of product delivery relative to our reporting periods, and that such volatility in sources and uses of funds will continue based upon growth of our various product lines. We anticipate a significant reduction in operating cash in the fourth quarter 2013 as a result of lower sales in the third quarter of 2013.

Index
The following table summarizes the changes in cash used in investing activities:

($ in thousands)	Nine Months Ended September 30,		Variance
	2013	2012	$	%
Cash used in investing activities	$(859)	$(1,021)	$(162)	16%

Investing activities primarily consist of purchases of property and equipment. Capital expenditures were $0.1 million, or 9% lower in the nine-month period ending September 30, 2013, compared to the same period of 2012, which is attributable to the fact that in the 2012 period we invested in multiple demonstration UPS systems in Asia and EMEA. This year’s expenditures include the purchase of equipment to support our next generation of UPS product in addition to the purchase of heavy equipment expected to help us make our manufacturing facility more efficient and reduce our rental expenses going forward.

The following table summarizes the changes in cash provided by financing activities:

($ in thousands)	NIne Months Ended September 30,		Variance
	2013	2012	$	%
Cash provided by financing activities	$614	$10,034	$(9,420)	-94%

Funds provided by financing activities in the period ending September 30, 2013 primarily includes proceeds received from stock option exercises. Funds provided during the nine-months ended September 30, 2012 primarily reflect the sale of common stock of approximately 2.9 million shares at a purchase price of $3.40 per share, for proceeds, net of fees and expenses, of approximately $9.6 million, and also reflects proceeds from the exercise of employee stock options.

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

While we expect the fourth quarter to result in a significant reduction in our overall cash position, we believe that our existing sources of liquidity combined with cash generated from operations and borrowings under our credit agreement will be sufficient to meet our currently anticipated cash requirements for the next 12 months. However, our industry is capital intensive and, to the extent we continue to incur operating losses, we may need to raise additional funding through further borrowings under our credit agreement or from additional equity or debt financing. The timing and amount of any such financing will depend on a number of factors, including our operating results, our compliance with the covenants in our credit agreement, our stock price, demand for our products, changes in industry conditions, product mix and competitive factors. There can be no assurance that such financing will be available on acceptable terms, and any additional equity or convertible debt financing would result in incremental ownership dilution to our existing stockholders.

 Our cash cycle is such that we generally have some visibility in advance for future orders that allows us to anticipate revenues over this period of time.  However, a sudden change in business volume, positive or negative, from any of our business or channel partners or in our direct business or any customer-driven events such as order or delivery deferral could significantly impact our expected revenues. The global economic uncertainty has reduced our confidence at predicting future revenues, and even with improving economic conditions, there is still uncertainty and risk in our forecasting.  Our window of sales visibility does provide us with some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we can see and anticipate a shortfall in revenue or give us time to identify additional sources of funding if we anticipate an increase in our working capital requirements due to changes in revenues or in our revenue mix. A significant increase in sales, especially in our PowerHouse or our modular IT infrastructure solutions business, would likely increase our working capital requirements, due to the longer production time and cash cycle of sales of these products.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the restatements made for the periods ending March 31, 2013 and June 30, 2013 included in our Forms 10-Q/A filed with the SEC on November 18, 2013, management of the Company, including our current Chief Executive Officer and our Chief Financial Officer, reevaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013 and June 30, 2013 pursuant to SEC Rule 13a-15(b) under the Exchange Act. As a result of such reevaluation, management has determined that there was a material weakness in our system of internal control over financial reporting as of such dates.  As a result of such material weakness, management, including our current Chief Executive Officer and Chief Financial Officer, has revised its earlier assessment and has now concluded that our disclosure controls and procedures were not effective as of as of those dates. The material weakness has yet to be remediated and therefore our management concluded that our disclosure controls and procedures were not effective at September 30, 2013.

Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are properly recorded, processed, summarized and reported within the time periods required by SEC rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Changes in Internal Control Over Financial Reporting

Other than as described below, there have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

SEC Inquiry

By letter dated September 30, 2013, the SEC Division of Enforcement has notified us that it is conducting an investigation regarding us, including matters relating to our public statements regarding Digital China Information Services Company Limited (“Digital China”) and our distribution relationships in China. We have been and intend to cooperate fully with the SEC.

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

Mark A. Ascolese joined us as our Chief Executive Officer and President on October 14, 2013. The presence of a new Chief Executive Officer may destabilize our relationships with customers, vendors, and employees, resulting in loss of business, loss of vendor relationships, and the loss of key employees or declines in the productivity of existing employees.  Any or all of these risks could adversely affect our business and operating results.

Our material weakness or other control deficiencies could result in errors in our reported results and could have a material adverse effect on our operations, investor confidence in our business and the trading price of our stock.

A material weakness is a control deficiency or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Our management has identified a material weakness resulting from control deficiencies related to our credit approval process whereby we did not confirm information from an employee of ours in China regarding the facts surrounding Qiyuan, a distributor which we entered into a distribution agreement with.  In response to such material weakness, management is implementing additional credit approval process procedures including actions to further verify the financial condition and ownership structure of all new customers.  This material weakness is still ongoing and had not been remediated as of September 30, 2013. Management’s evaluation of our disclosure controls and procedures as of September 30, 2013 concluded that, as a result of the material weakness, our disclosure controls and procedures were not effective as of September 30, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are properly recorded, processed, summarized and reported within the time periods required by SEC rules.  Any material weakness or unsuccessful remediation could adversely impact investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, if needed, could be materially and adversely affected, which in turn could materially and adversely affect our business, our financial condition and the market value of our stock. In addition, perceptions of us among customers, lenders, investors, securities analysts and others could also be adversely affected.  We can give no assurances that the measures we have taken to date, or any future measures we may take, will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

Index
Item 6.	Exhibits.

  The following documents are filed as exhibits to this report:

3.1*	Restated Certificate of Incorporation, dated June 7, 2006 (filed as Exhibit 3.1 to Active Power’s Quarterly Report on Form 10-Q filed on April 30, 2012)

3.2*	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s Current Report on Form 8-K filed on December 27, 2012)

3.3*	Second Amended and Restated Bylaws as adopted February 1, 2007 (filed as Exhibit 3.2 to Active Power’s Quarterly Report on Form 10-Q filed on April 30, 2012)

3.4*	Amendment to Second Amended and Restated Bylaws as adopted December 6, 2007 (filed as Exhibit 3.3 to Active Power’s Quarterly Report on Form 10-Q filed on April 30, 2012)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-l (SEC File No. 333-36946))

4.2*	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1	Offer Letter, dated September 26, 2013 between Active Power, Inc. and Mark A. Ascolese

10.2	Severance Benefits Agreement, dated September 26, 2013 between Active Power, Inc. and Mark A. Ascolese

10.3	Offer Letter, dated November 4, 2013 between Active Power, Inc. and Randall J. Adleman

10.4	Severance Benefits Agreement, dated November 4, 2013 between Active Power, Inc. and Randall J. Adleman

10.5	Separation Agreement and Release, dated November 7, 2013, between Active Power and Martin T. Olsen

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

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