Form 10-K
period 2013-12-31
ACTIVE POWER INC
filed 2014-03-04
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on the last day of registrant’s most recently completed second fiscal quarter, June 30, 2013, as reported on The Nasdaq Stock Market, was approximately $64.1 million (affiliates being, for these purposes only, directors and executive officers and holders of 10% or more of the registrant’s outstanding shares).

As of February 20, 2014, the registrant had 19,403,706 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of Form 10-K is incorporated by reference to the registrant’s proxy statement for its 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2013.

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

Overview and Strategy

Active Power designs, manufactures, and sells flywheel-based uninterruptible power supply (“UPS”) products and modular infrastructure solutions (“MIS”). Our products and solutions are based on our patented flywheel and power electronics technology and are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances.

Our products and solutions are designed to deliver continuous conditioned (“clean”) power during power disturbances and outages, voltage sags and surges, and provide ride-through power in the event of utility failure, supporting operations until utility power is restored or a longer term alternative power source such as a diesel generator is engaged. We believe our products offer an advantage over those of our competitors in the areas of power density (less floor space), system reliability, and total cost of ownership.

We have sold our flywheel-based UPS products since 1999. As of December 31, 2013, we have shipped more than 4,000 flywheels in UPS systems, delivering more than 900 megawatts of power to customers in more than 50 countries around the world, providing more than 150 million runtime hours of operation.

In addition to selling stand-alone UPS products, we also manufacture and sell MIS products that integrate critical power components into a pre-packaged, purpose built enclosure. These solutions offer similar customer benefits as our UPS systems with regard to power density, reliability, and total cost of ownership. These MIS products may include our UPS products as a component. For example, we design, manufacture, and sell modular power infrastructure products that integrate our UPS products with other related equipment including switchgear and automatic transfer switch; monitoring and controls; analytics software; fire detection; lighting; security; and air conditioning. Our integrated product is sold as a complete power solution for customers which we call CleanSource® PowerHouse™.

We also integrate and build modular power and IT infrastructure solutions to specification based on customer and other third party designs. These solutions are typically enclosures that have a fully built out interior including electrical, cooling, monitoring, and other elements ready for the customer to add its IT racks and servers. They serve as the physical infrastructure for modular data center products which are self-contained, fully functioning data centers once the customer adds its IT equipment. These products can be deployed rapidly and at a lower cost than traditional brick-and-mortar solutions and are optimally suited for hyperscale IT and cloud applications.

To date, we have deployed more than 130 infrastructure modules worldwide which include both CleanSource PowerHouse and our modular IT solutions.

In 2013, 51% of our product revenue came from the sale of UPS products and 49% from the sale of MIS products.

We are headquartered in Austin, Texas, with international offices in the United Kingdom, Germany, and China.

We believe a number of underlying macroeconomic trends place Active Power in a strong position to be one of the leading providers of critical power products and infrastructure solutions. These trends include:

●	the increasing cost of downtime;

●	a rapidly expanding need for data center infrastructure due to constant creation and usage of data;

●	rising costs of energy worldwide driven by volume of energy used; and

●	an increasing demand for economically green solutions.

We have evolved significantly since we were founded in 1992. Our early focus was on research and development of the core products that continue to enable our business today. The foundational technology of Active Power – the flywheel and power electronics – has yielded more than 100 worldwide patents and a highly differentiated, cost-efficient product platform that we have built into an expanding suite of infrastructure solutions. Over the past several years, we have focused our efforts on building brand and developing markets.

Active Power has developed and implemented a go-to-market strategy to set the direction for our sales and marketing initiatives and plans around the following components:

●	Customer and Target Markets: Data Center Applications Across Vertical Markets

●	Distribution: Partner Enabled Distribution Strategy Transacted Locally

●	Geography: Global Markets Served from Four Centers of Operation

●	Products: Flywheel UPS and Modular Infrastructure Solutions

●	Value: Power Density, Reliability, Total Cost of Ownership

●	Service: Installation, Maintenance, Project Management, and Other Professional Services

Customer & Target Markets

According to a 2013 report on the world UPS market by IHS Research, the global UPS market was estimated to be approximately $7.7 billion in 2013. IHS Research projects the market will increase to approximately $7.9 billion in 2014 and will grow to approximately $9.3 billion by 2017 with a projected compound annual growth rate of nearly 3% from 2012 to 2017.

UPS products can be classified into single phase and three phase systems. We compete in the higher power, three phase market and do not offer any systems in the lower power, single phase range. The market for three phase systems is typically segmented by kVA (kilo-Volt-Amps or power level) and by geography. We continue to focus on customers in the 100 kVA and higher segment. In 2013, our total available market in this segment of the UPS market was estimated to be $2.2 billion with a served addressable market of approximately $900 million globally. In 2017, our total available market is forecasted to be approximately $2.9 billion with a served addressable market of approximately $1.2 billion. The 100 kVA and higher segment is one of the fastest growing segments of the UPS market according to IHS Research with a compound annual growth rate projected at more than 6% from 2013 to 2017.

Beyond the UPS market, the modular data center market expands our addressable market. In 2013, our total available market was estimated at nearly $1 billion with a served addressable market of nearly $600 million globally.  The total available market is anticipated to grow to approximately $2.5 billion by 2015 with a served addressable market of approximately $1.5 billion, according to a 2012 report published by 451 Research.

We serve the modular data center market with two types of MIS products. The first is a factory built complete modular power solution that typically contains all the components of a critical power system integrated into a single package and deployed in a purpose built enclosure. The components can include UPS; switchboards and automatic transfer switch; monitoring and controls; analytics software; fire detection; lighting; security; and air conditioning. The second is a customized MIS product built to customer specification and may contain a combination of power, cooling and/or IT infrastructure. We provide design, customization, construction, project management, installation, and service on these solutions.

We believe it is necessary for a company the size of Active Power that competes in a growing and highly competitive data center and power infrastructure market to maintain a strong focus. Therefore, our market strategy is directed at three customer types of data center applications to help target our investment, focus, and efforts:

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

Enterprise is one of the largest customer groups within the UPS industry and is made up of corporate data centers. Corporate data center customers represent any and all medium to large enterprises operating a data center that services the business needs of the organization, but is not their core business. The data center is there to support the core business and provides business services such as e-mail, storage, web traffic, manufacturing resource planning, customer relationship management, etc.

3.	Colocation Providers

Colocation providers have a core business that ranges from hosting to more complex managed services for third party clients. The data center is their core business and key purchasing decisions revolve around speed, efficiency, and reliability. The more IT space available to rent out, the more potential revenue dollars that ultimately drives a better return on investment. Colocation providers are therefore extremely focused on footprint, energy efficiency, and modularity.

The following list provides a representative sample of end user customers that use our products and solutions to support and enable their operations. The list includes customers to whom such products and solutions have been sold directly by us or via our Original Equipment Manufacturer (“OEM”) partners, manufacturer’s representatives, distributors or strategic IT partners:

Representative Customers	Industry
Tesco	Consumer Goods
Airbus Helicopter	Aerospace
Johns Hopkins University	Education
Stanford University	Education
Hexal	Healthcare
Merck	Healthcare
Parkland Health and Hospital System	Healthcare
National Oilwell Varco	Industrial
Yahoo!	Internet
Novartis	Pharmaceutical
21vianet	Service Provider / Colocation
COMLINK	Service Provider / Colocation
Datum	Service Provider / Colocation
GDS Services	Service Provider / Colocation
Gyron	Service Provider / Colocation
Verizon Terremark	Service Provider / Colocation
ARM	Technology
Hewlett-Packard	Technology
Oracle	Technology
Amsterdam Airport Schipol	Transportation
Southern California Edison	Utility

Distribution: Partner Enabled Distribution Strategy Transacted Locally

We continue to develop client relationships by selling directly and through our network partners. Specifically, we bring products to market through the following distribution methods:

●	sales made directly by us;

●	manufacturer’s representatives;

●	distributors;

●	OEM partners; and

●	strategic IT partners

Sales made directly by us. Our direct sales teams are located in North America, Europe, and Asia and are supported by four regional offices in the U.S., United Kingdom, Germany, and China. Our direct sales teams are focused on securing and establishing local presence and brand awareness, winning large customer orders, and developing the foundation for long-term client relationships in their local markets.

Manufacturer’s Representatives. We have relationships with a group of manufacturer’s representatives primarily in North America. An exclusive representative has been granted rights to sell Active Power products in a specific geographic territory. The representative has agreed to sell a specific volume of our products and not sell any competitive products. In exchange, the representative is compensated at a specified rate that is tied to the profitability of the underlying sales. We also maintain a group of non-exclusive representatives who have each been designated a territory in which to sell our products on a non-exclusive basis for a lower specified commission rate. This channel remains integral to the distribution of our products in North America and increases our geographic sales coverage without the necessity of adding direct sales personnel. Products are marketed and sold under the Active Power brand through this channel.

Distributors. In certain markets, outside of the United States, we have elected to recruit and retain specific distributors to market our products and services into a designated geographic market. The distributor buys products from us and resells them to the end user, often with other products or services. Distributors may also perform service and warranty work for us under contract. This strategy has been successful for us in markets where we choose not to deploy direct sales resources.

OEM Partners. OEM partners remain critical to our overall business strategy. Our primary OEM partner and one of our largest customers is Caterpillar, Inc. (“Caterpillar”). Caterpillar markets Active Power’s UPS products under the Caterpillar brand name “CAT UPS” and as a complement to its electric power product lines of diesel engines and switchgear. Caterpillar is a global market leader in new generator sales and has the largest installed base of existing standby generators in the world. By offering the CAT UPS with a standby generator and switchgear, Caterpillar can transform a standby power system into a continuous power system. We believe this total solution gives Caterpillar and us significant competitive advantages in the power quality market. In 2011, we signed a five-year distribution agreement with Caterpillar, continuing this important relationship that started in 1999. Our sales to Caterpillar represented 16%, 13% and 14% of our total revenue for the years ended December 31, 2011 2012 and 2013, respectively.

Strategic IT Partners. We have entered into a number of agreements with leading global organizations in the data center market who have the ability to collaborate with us on new sales opportunities. These relationships help us expand potential opportunities to market our products and services through all of our distribution channels. Our primary IT partner is Hewlett Packard Corporation (“HP”). HP accounted for 36%, 35% and 22% of our total revenue during 2011, 2012 and 2013, respectively.

Geography: Global Markets Supported by Four Centers of Operation

We focus our marketing and customer identification efforts globally, supported by four regional operations centers. Located in Austin, Texas; Osterode, Germany; Evesham, United Kingdom; and Beijing, China, our regional operations centers provide local sales and service, applications engineering, containers, integration, and product testing for UPS and MIS products. Sales outside of North America accounted for approximately 38%, 40% and 20% of our total revenues in 2011, 2012 and 2013, respectively. We expect a significant portion of our total revenue will continue to be derived from international sales.

Products: UPS and MIS

UPS

CleanSource® UPS

Our UPS products serve two primary functions. First, during normal operations they are continuously conditioning (“cleaning”) the incoming power from the utility and delivering “conditioned” power to the client’s mission critical load (i.e., IT equipment, etc.). In this mode, the UPS regulates incoming utility power fluctuations in voltage and frequency. Second, if there is any interruption in the utility source, the UPS will provide temporary, or bridging power, until either the utility power is restored or an alternative generating source, such as a diesel generator, begins to provide power. This role of the UPS in the context of a continuous power application is illustrated below:

Active Power introduced the world’s first integrated flywheel UPS product in 1999, which integrates UPS power electronics with flywheel energy storage technology. The flywheel stores kinetic energy – energy produced by motion – by constantly spinning a compact rotor in a low friction environment. When short-term backup power is required due to utility power fluctuations or losses, the rotor’s inertia allows it to continue spinning and the resulting kinetic energy is converted to electricity. The UPS draws upon the stored kinetic energy of the spinning flywheel to generate electricity to the load until the utility power returns, or in the event of a longer interruption, the generator comes online as a power source. The flywheel immediately supports the critical load upon loss of utility power. Within seconds of an extended outage occurring, the UPS signals the generator to start via the automatic transfer switch. The generator then carries the load until utility power is restored. The following is an illustration of our typical flywheel-based UPS system:

We market our flywheel-based UPS systems under the brand name CleanSource UPS. CleanSource UPS is a battery-free UPS system that integrates proprietary UPS electronics and our flywheel energy storage system into one compact cabinet lineup. We currently offer CleanSource UPS products in power configurations ranging up to 1.5 MVA with the ability to parallel these products to provide more than eight megawatts of load protection. Combining CleanSource UPS with a generator provides customers with complete short- and long-term protection in the event of a power disturbance.

CleanSource 750/625HD UPS

In November 2012, we introduced our CleanSource 750/625HD UPS (see illustration below) which is available in standalone modules rated at 750 kVA and 625 kVA for 60 and 50 Hertz applications, respectively. This system is scalable and can be paralleled together to provide more than 5 MVA (million volt amps) of protected power. The product’s design allows for the use of auxiliary batteries in the event the customer requires extended, autonomous run time for certain applications. We believe CleanSource 750/625HD provides the power density, reliability, and total cost of ownership benefits that will make it a favorable complement to our existing products for large data center and other mission critical applications. All our UPS products represented 35%, 46%, and 37% of total revenue in 2011, 2012 and 2013, respectively.

Modular Infrastructure Solutions

CleanSource PowerHouse

For customers looking for a complete, integrated continuous power system, we package our CleanSource UPS along with switchgear and automatic transfer switch; monitoring and controls; analytics software; fire detection; lighting; security; and air conditioning into a fully integrated system. Due to the space efficiencies of our UPS products, we are able to offer all of these components in a pre-packaged containerized solution offering that we market under the brand name CleanSource PowerHouse (see illustration below).

CleanSource PowerHouse is packaged in a purpose-built enclosure with size and features depending upon the customer’s power load requirements and local and national regulatory requirements. These systems are specifically designed to handle the demands of data center facilities requiring the highest power integrity available while maximizing uptime, useable floor space, and operational efficiency. Our systems are offered in eight standard modular power configurations that enable sizing for power (and cooling) infrastructure on demand. CleanSource PowerHouse also delivers significant value to customers as the entire system is integrated and tested prior to delivery for a repeatable and simple solution.

In March 2013, we introduced a redesigned CleanSource PowerHouse product line to market that provides lower acquisition cost, faster time to deployment, and improved monitoring, controls, and analytics software versus a conventional data center electrical room.

Modular IT

To better serve our customers and leverage our expertise in integration, containerization, and power distribution, we manufacture containerized infrastructure solutions designed to specification for select business partners. Modular IT infrastructure solutions refer to the components of a containerized data center. In 2010, we began designing and manufacturing IT infrastructure solutions for select business partners on a contract basis. We design to specification which sometimes includes a modular shell and outfitting the interior infrastructure (electrical, cooling, monitoring, etc.). Our clients then add the IT equipment including servers and racks, resulting in a self-contained modular data center that our partners deliver to end users. Modular data centers may be rapidly deployed with other modular data centers as a cost-effective alternative to traditional raised-floor data centers.

MIS products, both CleanSource Powerhouse and Modular IT products, in total represented 48%, 35%, and 35% of total revenue in 2011, 2012 and 2013, respectively.

Our products are designed to perform well in harsh environments where power quality or reliability are particularly poor, which makes them a good fit for countries with poor power infrastructure; in harsh manufacturing or process environments; or situations where reliability is paramount such as mission critical business applications, particularly data center applications. Therefore, we have traditionally focused our direct sales efforts on these types of customer situations.

The market for our products dictates that many of our products be manufactured and shipped quickly after an order is receivedand we are required to maintain significant inventories of components and systems. Therefore, inventory obsolescence is a risk for us due to engineering changes, shifting customer demand, and/or rapid technological advances including the introduction by us or our competitors of new technology. We strive to mitigate this risk by monitoring inventory levels against product demand and technological changes. Additionally, some of our products have interchangeable parts or have long lives. There can be no assurance we will be successful in these efforts in the future.

Services

We deliver worldwide customer support that offers clients assessment, implementation, and lifecycle support services for all Active Power products. Building a portfolio of services to work with clients through the lifecycle of their power assessment design and implementation process is a key element of our service growth strategy. We offer the following services to our clients:

●	Infrastructure Needs Assessment. We work locally through our global network of mission critical infrastructure engineers and project managers to assess the power and cooling needs of a client’s facility;

●	Vetting and Validation. Our teams of experienced application engineers use comprehensive assessments to vet and validate the optimal solution that complements a client’s business continuity plan;

●	Alignment with Business Objectives. Through continuous communication, our teams help ensure the solution accurately aligns with the original needs assessment and a client’s short-term and projected future business objectives;

●	System Design. We design client solutions to ensure all components are optimized with a particular focus on reliability, efficiency, and cost effectiveness in determining the correct match and interoperability between components;

●	Deployment. Our experienced group of project managers will work with a client to develop a timely deployment schedule with the least impact on day-to-day business. We ensure expectations are clearly defined through the deployment phase;

●	Start-Up and Commissioning. Once the system is deployed, our team takes the system through a rigorous commissioning process to help ensure the system is working to specification. Our engineers work closely with the client’s team to make certain they are educated and trained on the successful operation of the system; and

●	Service, Support and Monitoring. Clients can choose from a variety of comprehensive service and support offerings, tiered to match an organization’s internal capabilities and requirements. We offer four tiers of maintenance programs specifically designed to deliver on both the long-term preventive maintenance requirements for the system and a client’s need for support. The level of support is at the client’s discretion. Ensuring a reliable and efficient operation requires accurate monitoring, which we offer as a hands-off remote monitoring service in our center, locally at the client’s facility, or as a combination of both.

Service revenues represented 17%, 19% and 28% of our total revenue for the years ended December 31, 2011, 2012 and 2013, respectively.

UPS and MIS Market Drivers

We believe there are several market dynamics fueling the growth of the UPS and MIS markets and the need for power dense (less floor space is used) reliable, and low cost backup power. These include:

Increase in data usage and storage and in data center density:

●	Growth of enterprise data, social networking sites, web-based applications, cloud computing, and other similar technologies requires data centers to invest in more IT and physical infrastructure equipment to support growth in use and storage requirements;

●	Additional IT and infrastructure requires more floor space; and

●	Enterprises’ need for more power density to accommodate IT equipment more efficiently within a given space.

More awareness of energy efficiency from both corporate social responsibility and financial perspective:

●	More investment in highly efficient, sustainable technologies to keep electricity costs down and to stay competitive in the marketplace;

●	Government legislation like the United Kingdom Carbon Reduction Commitment Energy Scheme and other cap and trade programs are becoming more prominent to help control carbon emissions; and

●	Electricity costs are the single highest operating costs for many organizations due to the substantial amount of power needed to support data center facilities.

Modular data centers are becoming more commonplace, not only for specific niche applications like military and high density computing environments:

●	Colocation sites that house modular data centers are becoming more prevalent due to performance and tangible economic benefits;

●	Short lead times and rapid deployment capability due to use of factory built and tested systems are expected to increase demand for modular data center products, particularly for those organizations that do not have capital readily available to commit to building a brick and mortar facility; and

●	A modular design-build approach is a more capital efficient model that enables organizations to deploy IT and infrastructure as business and IT needs evolve, reducing underutilization.

Customers focused on convenience and improving margins:

●	More mission critical organizations are moving towards innovatively designed, turnkey data center and infrastructure solutions that involve less risk, cost, and complexity and more automation; and

●	Organizations want the ability to rapidly deploy data center and associated power and cooling infrastructure.

Increase in global energy consumption:

●	Rapid industrialization of highly populated world regions is increasing global energy demand and placing a premium on reliability of energy supply and sensitivity to loss of power; and

●	There is an increasing cost to produce and consume electricity due to depletion of finite fossil fuel sources, instability in oil-producing regions, and a preference for green energy sources.

Increasing economic impact of power interruption to users:

●	The financial cost of power interruption through loss of products, manufacturing down time, and computer processing interruptions; and

●	Reputational cost of power interruption to businesses.

Competition

We compete in two primary industry product areas: UPS products and MIS products.

UPS Products. Our CleanSource UPS products compete primarily against conventional battery-based UPS systems from vendors such as Emerson/Liebert, Eaton/Powerware, and APC/MGE. We also compete against rotary (battery-free) UPS systems from vendors such as Piller, Eurodiesel, and Hitec. For applications requiring less than one megawatt of critical load, we largely compete against battery-based competitors and for applications greater than one megawatt we tend to compete against rotary systems vendors. We believe there is greater market acceptance of battery-free solutions (such as flywheel and rotary) compared to battery-based solutions in the one-megawatt and higher power range, making this a very strong market for our CleanSource 750HD, a single flywheel-based high density power solution rated at 750 kVA. Several of the leading conventional UPS battery vendors have begun offering flywheel-based energy storage to replace batteries, however Vycon is the principal manufacturer of these flywheel systems.

Our primary basis of competition in UPS systems is product differentiation and our advantages in power density (less floor space is used), reliability, and total cost of ownership.

Modular Infrastructure Solutions. We provide competitive offerings in both the modular power infrastructure and modular IT infrastructure markets. Modular power infrastructure is an important sector of our business that enables us to leverage the strengths and key benefits of our CleanSource UPS product line. CleanSource PowerHouse is the brand name for our prepackaged continuous modular power solution which is delivered in purpose-built enclosures for rapid deployment to support a variety of applications including facility expansion, temporary critical power needs such as event support, disaster recovery, or to support a containerized data center product. We also offer complete continuous power solutions designed for use in traditional data center environments.

There are a variety of competitors with similar capabilities including systems integrators and value added service providers who may procure required system components and assemble custom solutions. We believe that we are one of only a few UPS manufacturers in the world offering pre-packaged standard solutions for quick delivery globally. The power density advantages we enjoy with our UPS products allow us to offer higher continuous power levels within the physical constraints of the containerized space compared to our competitors, which we believe is a barrier to entry for them. Our UPS products’ ability to operate in temperatures of up to 40 degrees Celsius in non-air -conditioned environments (such as a shell building or open-air facility) also acts as a competitive advantage for us compared to battery-based UPS systems which require sufficient air conditioning to operate properly. We believe our ability to jointly market and leverage the activities of our mutual sales channels increases the revenue potential of CleanSource PowerHouse for Active Power.As with CleanSource PowerHouse, there are a variety of competitors around the globe with similar capabilities to manufacture these systems. We believe our experience with the power and cooling requirements of the infrastructure provides us with a competitive advantage in the design and manufacturing of these products. Further, the joint offering of our CleanSource PowerHouse with our containerized infrastructure solutions provides efficiencies, scale, and advantages in sales, marketing, and engineering we expect customers to find increasingly compelling.

Value Proposition: Power Density, Reliability, Total Cost of Ownerships

In 2013, as part of our go-to-market strategy, we refined our value proposition to be more specific around the tangible operational advantages we believe our products and solutions provide to customers. We believe our offerings deliver an unmatched combination of power density, reliability, and low total cost of ownership.  The core differentiators for our products and solutions are the following:

●	Superior power density: critical power delivered in about half the space of conventional systems

●	Frees up more floor space for revenue generating equipment (i.e. IT equipment, etc.)

●	Proven over 7 times less likely to fail versus conventional systems

●	Unique patented design delivers predictable, consistent, and continuous operation

●	Lower operating expenses through superior energy efficiency, lower maintenance costs, and no required battery changes

●	Delivers up to 60% in total cost of ownership savings to our customers

Intellectual Property and Assets

We rely upon a combination of patents, trademarks, confidentiality agreements, and other contractual restrictions with employees and third parties to establish and protect our proprietary rights. We have filed dozens of applications before the U.S. Patent and Trademark Office, of which 52 have been issued as patents and 39 of those patents being currently active. Additionally, we are attempting to strengthen our patent protection abroad for our technology by continuing to file patent applications and receive patents in Europe and Asia. These efforts have resulted in 55 foreign patents being issued of which 29 are active. Our patents are scheduled to expire between October 2014 and December 2030. We believe our patent strategy is critical for preserving our rights in and to the intellectual property embedded in our CleanSource UPS and CleanSource PowerHouse product lines and in newer technologies. As a manufactured, tangible device that is sold rather than licensed, our products do not qualify for copyright or trade secret protection. To enforce ownership of our technology, we principally rely on the protection obtained through the patents we own and unfair competition laws. We intend to aggressively protect our patents, which would include bringing legal actions if we deem it advisable.

We own the registered trademarks ACTIVE POWER, CLEANSOURCE, and COOLAIR in the United States and abroad. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

Research and Development

We believe research and development efforts are essential to successfully deliver innovative products that address the current and emerging customer, particularly as the power management/infrastructure market evolves. Our research and development team works closely with our marketing and sales teams, IT channel partners, and OEMs to define product requirements that address specific market needs. Our research and development expenses were $4.7 million, $5.4 million, and $7.4 million in 2011, 2012 and 2013, respectively. As of December 31, 2013, our research and development and engineering teams consisted of 37 engineers and technicians.

Manufacturing

We manufacture all of our UPS products at our headquarters in Austin, Texas. We are an ISO 9001:2008 quality certified operation which attests to the quality in products and processes used to manufacture and deliver products and services to our clients. We source the majority of our components from contract manufacturers to enhance our ability to scale operations and minimize costs. This approach allows us to respond quickly to customer orders while maintaining high quality standards and optimizing inventory.

Our internal manufacturing process consists of the fabrication of certain critical components within the flywheel energy storage system and the assembly, functional testing, and quality control of our finished products. We also test components, parts, and subassemblies obtained from suppliers for quality control purposes.

We have entered into long-term agreements with some of our key suppliers, but we currently purchase most of our components on a purchase order basis. We use standard parts and components for our products where possible and have developed multiple sources for some of our most critical components including the flywheel rotors. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, production time required, and current market demand for such components or commodities.

We believe our current workforce, facilities, and inventory levels will be sufficient to handle our near-term projected sales demand. However, over time, we may need to hire additional manufacturing personnel to address sales volume increases.

Local Assembly

A key component of our strategy is to maintain a flexible operating model that allows us to perform local integration, assembly and testing of certain MIS products. We perform this work either at company managed facilities or with local integration partners that have assembly, integration and test resources. We also provide the full complement of integration, assembly and test capabilities at our Austin, Texas facility.

Environmental Regulation

We must comply with many different federal, state, local, and foreign governmental regulations related to the use, storage, discharge, and disposal of certain chemicals and gases used in our manufacturing processes. Our facilities have been designed to comply with these regulations and we believe our activities are conducted in material compliance with such regulations. Any changes in such regulations or in their enforcement could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. Any failure by us to adequately control the storage, use, discharge, and disposal of regulated substances could result in significant future liabilities. Increasing public attention has been focused on the environmental impact of manufacturing operations. While we have not experienced any materially adverse effects on our operations from recently adopted environmental regulations, our business and results of operations could suffer if for any reason we fail to control the storage or use of, or to adequately restrict the discharge or disposal of, hazardous substances under present or future environmental regulations.

Backlog

We generally operate our business without a large backlog of orders from our customers. Normally, our products are shipped and revenue is recognized shortly after the order is received, usually within three to six months from the date of the order. Revenue in any quarter is often dependent on orders booked and shipped throughout that quarter as historically our backlog has not been sufficient to provide all of the next quarter’s revenue. During periods of economic uncertainty, the rate of customer orders can quickly decrease limiting our ability to build a substantial backlog. Therefore, there can be no guarantee that we can successfully build and maintain a meaningful level of backlog.

We are attempting to increase the size of our backlog to promote greater efficiency in production, to facilitate business planning, and to improve revenue visibility. To support these efforts, we are working to drive consistent sales performance through targeted investing in and allocation of resources to our sales organization and distribution channels to build our backlog.

Employees

As of December 31, 2013, we had 234 total employees in the following areas:

●	37 in research and development;

●	119 in manufacturing, sourcing, and service;

●	49 in sales and marketing; and

●	29 in administration, information technology, human resources, and finance.

None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Seasonality

Our business has experienced seasonal customer buying patterns for a number of years. In recent years, both the UPS and MIS markets have experienced relatively weaker demand in the first calendar quarter of the year and a sequential decrease in revenue from the fourth quarter. We believe this pattern, which we attribute to annual capital budgeting procedures, will continue. We also have historically seen a decline in demand for our products in Europe in the summer months compared to other regions because of reduced corporate buying patterns during the vacation season.

Where You Can Find Other Information

Active Power is a Delaware corporation originally founded in 1992 as a Texas corporation. We file annual, quarterly, current, and other reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). You may read and copy any materials the company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and other information statements, and other information regarding issuers, including Active Power, that file electronically with the SEC. The address of that site is www.sec.gov.

We maintain a website at www.activepower.com. We make available free of charge through this site our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. This information can be found in the Investor Relations section of our website. The website and the information contained therein or connected thereto are not intended to be incorporated in this Annual Report on Form 10-K.

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

Risks Related to our Business

We have a history of significant operating losses.

We have incurred annual operating losses each year since our inception in 1992. Although we achieved operating profitability on a quarterly basis, in the second quarter of 2012, we have not been able to sustain this and achieve quarterly or annual operating profitability since then. As of December 31, 2013, we had an accumulated deficit of $271.2 million. To date, we have funded our operations principally through the public and private sales of our stock, from borrowings under our credit facility, from product and service revenue and from development funding. We will need to generate significant additional revenue while maintaining our current margins to achieve annual profitability, and we cannot assure you that we will ever realize such revenue levels or achieve profitability on a consistent basis.

Our increased emphasis on larger and more complex system solutions and customer concentration may adversely affect our ability to accurately predict the timing of revenues and to meet short-term expectations of operating results.

Our increased emphasis on larger and more complex system solutions has increased the effort and time required by us to complete sales to customers. Further, a larger portion of our quarterly revenue is derived from relatively few large transactions with relatively few customers. For example, in 2012 and 2013, our three largest customers contributed 60% and 45% of our revenue, respectively. Any delay in completing these large sales transactions or any reduction in the number of customers or large transactions, may result in significant adverse fluctuations in our quarterly revenue. Further, we use anticipated revenues to establish our operating budgets and a large portion of our expenses, particularly rent and salaries are fixed in the short term. As a result, any shortfall or delay in revenue could result in increased losses and would likely cause our operating results to be below public expectations. The occurrence of any of these events would likely materially adversely affect our results of operations and likely cause the market price of our common stock to decline.

Our business may be affected by general economic conditions and uncertainty that may cause customers to defer or cancel sales commitments previously made to us.

Any future economic uncertainty in the United States or certain international markets may lead to an economic recession or lower capital spending and credit availability in some or all of the markets in which we operate. A recession or even the risk of a potential recession or uneven economic growth conditions may be sufficient reason for customers to delay, defer or cancel purchase decisions, including decisions previously made. This risk is magnified for capital goods purchases such as the UPS and MIS products that we supply. Although we believe that our competitive advantage and our efforts to broaden the number of different markets in which we sell may help mitigate the economic risk associated with any one country or market vertical, any customer delays or cancellation in sales orders could materially adversely affect our level of revenues and operating results. Should our financial results not meet the expectations of public market analysts or investors, the market price of our stock would most likely decline.

Our financial results may vary significantly from quarter to quarter.

Our product revenue, operating expenses and quarterly operating results have varied in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. As a result, you should not rely on our operating results during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. The factors which may affect our business include, among others:

●	timing of orders from our customers and the possibility that customers may change their order requirements with little or no notice to us;

●	rate of adoption of our flywheel-based energy storage system as an alternative to lead-acid batteries and our continuous power and infrastructure solutions;

●	ongoing need for short-term power outage protection in traditional UPS systems;

●	deferral of customer orders in anticipation of new products from us or other providers of power quality systems;

●	lack of order backlog;

●	limited visibility into customer spending plans;

●	timing of deferred revenue components associated with large orders;

●	ability to manage capital requirements associated with large orders;

●	timing and execution of our new product introductions;

●	new product releases, licensing or pricing decisions by our competitors;

●	commodity and raw material component prices;

●	ability to adjust our cost structure in response to reductions in income;

●	loss of a significant customer or distributor;

●	impact of changes to our product distribution strategy and pricing policies;

●	failure to achieve our anticipated revenue growth rate;

●	impact of changes to our product distribution strategy and pricing policies of our distributors;

●	changes in product mix;

●	changes in the mix of domestic and international sales;

●	rate of market growth for our products; and

●	acceptance of our latest generation UPS product in the marketplace.

The market for power quality products is evolving and it is difficult to predict its potential size or future growth rate. Most of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, have been reluctant or slow to adopt a new technology, particularly during a period of reduced capital expenditures. Moreover, our current products are alternatives to existing UPS and battery-based systems and may never be accepted by our customers or may be made obsolete by other advances in power quality technologies.

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

A significant increase in sales of our MIS products may materially increase the amount of working capital required to fund our operations.

Because of the significant up-front investment required, and the longer period between order and delivery relative to our UPS products, a significant increase in sales of our MIS products may materially increase the amount of working capital required to fund our operations. The amount of time between the receipt of payment from our customers and our expenditures for raw materials, manufacturing and shipment of products (the cash cycle) for sales of our standard UPS product can be as short as 45 days, and is typically 60 days. However, the cash cycle for MIS sales can be as much as 210 days, depending on customer payment terms. We intend to mitigate the financial impact of this longer cash cycle by negotiating customer deposits and periodic payments where possible from our customers. This is not always commercially feasible, and in order to increase our MIS sales, we may be required to make larger investments in inventory and receivables to fund these sales opportunities. During 2012, we obtained a bank line of credit with borrowing capabilities to help us finance the growth of our MIS business. However, if we experience a substantial increase in the size or number of MIS orders, we may need to obtain additional sources of working capital, debt or equity financing to fund this business. If we are unsuccessful at obtaining additional sources of working capital, we may be required to curtail our level of MIS sales or we may lose potential customers, either of which may cause our financial results not to meet the expectations of public market analysts or investors and adversely impact our results of operations.

We derive a substantial portion of our revenues from international markets and plan to continue to expand such efforts, which subjects us to additional business risks including increased logistical and financial complexity, managing internal controls and processes, political instability and currency fluctuations.

The percentage of our total revenue derived from customers located outside of North America was 38%, 40% and 20% in 2011, 2012 and 2013, respectively. Our international operations are subject to a number of risks, including:

●	foreign laws and business practices that favor local competition;

●	dependence on local channel partners;

●	compliance with multiple, conflicting and changing government laws and regulations;

●	longer cash cycles;

●	difficulties in managing and staffing foreign operations;

●	foreign currency exchange rate fluctuations and the associated effects on product demand and timing of payment;

●	political and economic stability, particularly in the Middle East and Africa;

●	greater difficulty in the contracting and shipping process and in accounts receivable collection including longer collection periods;

●	ability to fund working capital requirements;

●	greater difficulty in hiring qualified technical sales and application engineers; and

●	difficulties with financial reporting in foreign countries.

To date, the majority of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars, Euros and British Pounds. All of our UPS products are manufactured in the U.S. and then sold to our foreign subsidiaries and customers, normally in U.S. dollars. We generally benefit from the decline in value of the U.S. dollar relative to foreign currencies, which makes our UPS products more price competitive in foreign markets. However, an increase in the value of the U.S. dollar relative to foreign currencies could make our UPS products more expensive for our international customers to purchase, thus rendering our products less competitive. We also source the non-UPS components for our modular power infrastructure products locally where possible and pay for these components in local currencies as a way to mitigate the impact of fluctuations in foreign currencies and lessen the impact of any unfavorable fluctuations with the U.S. dollar. Because the UPS product is a small part of the total cost of a modular power infrastructure solution, this strategy should help control the effect of currency fluctuations on the pricing of our modular power infrastructure solutions. To the extent our business expands internationally, many of our subsidiaries would be selling products outside of their country of incorporation, and often in foreign currencies. To the extent we record sales in other than our local currency, this can result in translation gains and losses. Currently, we do not engage in hedging activities for our international operations to offset this currency risk. However, we may engage in hedging activities in the future.

We are subject to risks relating to product concentration and lack of revenue diversification.

We derive a substantial portion of our revenue from a limited number of products, particularly our CleanSource 250-900 kVA UPS product family. These UPS products are also an integral component of many of our other products such as CleanSource PowerHouse and our IT infrastructure solutions. We expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products is therefore critical to our future success. Our future success will also depend on our ability to reduce our dependence on these few products by developing and introducing new products and product or feature enhancements in a timely manner. Specifically, our ability to capture significant market share depends on our ability to develop and market extensions to our existing product lines at higher and lower power range offerings and as containerized solutions. We are currently investing significant amounts in our UPS and MIS products to broaden our product portfolio. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance and the revenue generated from these new products and enhancements may not offset the costs, which would substantially impair our revenue, profitability and overall financial prospects. Successful product development and market acceptance of our existing and future products depend on a number of factors, including:

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

We must expand our distribution channels and manage our existing and new product distribution relationships to grow our business.

The future growth of our business will depend on our ability to expand our existing relationships with distributors; to identify and develop additional channels for the distribution and sale of our products; and to manage these relationships. As part of our growth strategy, we may expand our relationships with distributors and develop relationships with new distributors. We will also look to identify and develop new relationships with additional parties that could serve as outlets for our products, or provide additional opportunities for our existing sales channels, such as the relationships we have developed with IT hardware manufacturers such as HP. Our inability to execute this strategy successfully and to integrate and manage our existing OEM channel partners and our new distributors and manufacturer’s representatives would likely impede our future growth.

We currently operate without a substantial backlog.

We generally operate our business without a large backlog of orders from our customers. Normally, our products are shipped and revenue is recognized shortly after the order is received, usually within three to six months from the date of the order. Because historically our backlog has not been sufficient to provide all of the next quarter’s revenue, revenue in any quarter is often dependent on orders booked and shipped throughout that quarter. We are attempting to increase the size of our backlog to promote greater efficiency in production, to facilitate business planning, and to improve revenue visibility. During periods of economic uncertainty, the rate of customer orders can quickly decrease, limiting our ability to build a substantial backlog. Therefore, there can be no guarantee we can successfully build and maintain a meaningful level of backlog.

We must continue to hire and retain skilled personnel.

We believe our future success will depend upon our ability to attract, motivate and retain highly skilled managerial, engineering,  sales and product marketing personnel. There is a limited supply of skilled employees in the power quality marketplace. Our small size relative to our competitors and lack of brand equity, particularly in foreign markets, makes it very difficult for us to attract personnel in foreign markets. Our failure to attract and retain the highly trained technical personnel who are essential to our product development, marketing, sales, service and support teams may limit the rate at which we can develop new products or generate revenue, particularly in foreign markets. If we are unable to attract the new personnel we desire, retain personnel we currently employ, or if we are unable to replace departing employees quickly, our operations and new product development may suffer.

We are significantly dependent on our relationships with Caterpillar and Hewlett Packard. If these relationships are unsuccessful, for whatever reason, our business and financial prospects would likely suffer.

Caterpillar, together with its dealer network, is our primary OEM customer and the single largest customer for our flywheel-based UPS products. Caterpillar accounted for 16%, 13% and 14% of our revenue in 2011, 2012 and 2013, respectively. HP is our largest IT channel partner and accounted for 36%, 35% and 22% of our revenue in 2011, 2012 and 2013, respectively. A number of factors could cause these customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, delays or changes in their product offerings or securing other sources for the products we manufacture, or developing such products internally. If our relationships with Caterpillar or HP are not successful or suffer a material adverse change, such as a material reduction in the level of orders or their failure to pay us on a timely basis, our business and operating results would suffer unless we are able to replace these revenues from another source or sources in a timely manner.

We have underutilized manufacturing capacity and have no experience manufacturing our products in large quantities.

In 2001, we leased and equipped a 127,000 square foot facility used for manufacturing and testing of our three-phase product line, including our UPS and energy storage products. To be financially successful and to fully utilize the capacity of our facility and allocate its associated overhead, we must achieve significantly higher sales volumes. We must accomplish this while also preserving the quality levels we achieved when manufacturing these products in more limited quantities. To date, we have not been successful at increasing our sales volume to a level that fully utilizes the capacity of the facility and we may never increase our sales volume to necessary levels. If we do not reach these necessary sales volume levels, or if we cannot sell our products at our suggested prices, our ability to reach profitability on a quarterly or annual basis would be adversely impacted.

Achieving the necessary production levels to absorb the capacity of our manufacturing facility efficiently presents a number of technological and engineering challenges for us. We have not previously manufactured our products in high volume. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and product standards or production volumes required to manufacture large quantities of our products successfully. Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization objectives or to satisfy the requirements of our customers.

We must build quality products to ensure acceptance of our products.

The market perception of our products and related acceptance of such products is highly dependent upon the quality and reliability of the products we build. Any quality problems attributable to our UPS or MIS product lines may substantially impair our revenue and operating results. Moreover, quality problems for our product lines could cause us to delay or cease shipments of products or have to recall or field upgrade products, thus adversely affecting our ability to meet revenue or cost targets. In addition, while we seek to limit our liability as a result of product failure or defects through warranty and other limitations, if one of our products fails, a customer could suffer a significant loss and seek to hold us responsible for that loss and our reputation with other current or potential customers would likely suffer.

Seasonality may contribute to fluctuations in our quarterly operating results.

Historically our business has experienced seasonal customer buying patterns. In recent years, the UPS industry and our business have generally experienced relatively weaker demand in the first calendar quarter of the year, including a sequential decrease in revenue compared to the fourth quarter.  We believe this pattern, which we attribute to annual capital budgeting procedures, may possibly continue. In addition, we anticipate demand for our products in Europe and Africa may decline in the summer months, compared to other regions, because of reduced corporate buying patterns during the vacation season.

We depend on sole and limited source suppliers and outsource selected component manufacturing.

We purchase several component parts from sole source and limited source suppliers. As a result of our current production volumes, we lack significant leverage with these and other suppliers especially when compared to some of our larger competitors. If our suppliers receive excess demand for their products, we may receive a low priority for order fulfillment as large volume customers may receive priority that may result in delays in our acquiring components. If we are delayed in acquiring components for our products, the manufacture and shipment of our products could be delayed. We are, however, continuing to enter into long-term agreements with our sole suppliers and other key suppliers, when available, using a rolling sales volume forecast in an attempt to stabilize component availability. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components. Some of these delays may be substantial. As a result, we purchase several critical, long lead time or single sourced components in large quantities to help protect our ability to deliver finished products. If we overestimate our component requirements, we may have excess inventory, which will increase our costs. If we underestimate our component requirements, we will have inadequate inventory, which will delay our manufacturing and render us unable to deliver products to customers on scheduled delivery dates. If we are unable to obtain a component from a supplier or if the price of a component has increased substantially, we may be required to manufacture the component internally, which will also result in delays or we may be required to absorb price increases. Manufacturing delays could negatively impact our ability to sell our products and could damage our customer relationships.

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

All of our UPS systems are manufactured in our Austin, Texas facility and our manufacturing, research and development and administrative activities are concentrated in a small number of facilities nearby. If, for any reason, including as a result of a natural disaster, act of terrorism, or other similar event, any of these facilities should be damaged or destroyed or become inoperable or inaccessible, our ability to conduct our business could be adversely affected or interrupted entirely.

We face significant competition from other companies.

The markets for power quality and power reliability systems are intensely competitive. There are many companies engaged in all areas of traditional and alternative UPS and backup systems in the U.S. and abroad, including, among others, major electric and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. There are many companies that are developing flywheel-based energy storage systems and flywheel-based power quality systems. We may face future competition from companies that are developing other types of emerging power technologies, such as high-speed composite flywheels, ultra capacitors and superconducting magnetic energy storage.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, service, marketing and other resources, broader name and brand recognition and a larger installed base of customers. As a result, these competitors may have greater credibility with our existing and potential customers and greater service infrastructure than we do. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can, which would allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, some of our current and potential competitors have established supplier or joint development relationships with our current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing products from us or to persuade them to replace our products with their products. Increased competition could decrease our prices, reduce our sales, lower our margins, or decrease our market share. These and other competitive pressures could prevent us from competing successfully against current or future competitors and could materially harm our business.

We may be unable to protect our intellectual property and proprietary rights.

Our success depends upon our ability to protect our proprietary technology, and we expect future technological advancements made by us will be critical to achieve and sustain market acceptance of our products. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners and control access to and distribution of our software, documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where applicable laws may not protect our proprietary rights as fully as in the U.S. In addition, the measures we undertake may not be sufficient to protect our proprietary technology adequately and may not preclude competitors from independently developing products with functionality or features similar to those of our products.

We may be subject to claims by others that we infringe on their proprietary technology.

In recent years, there has been significant litigation in the U.S. involving patents, trademarks and other intellectual property rights. We may become involved in litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its merits or its outcome, would likely be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

●	cease selling our products that use the challenged intellectual property;

●	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology or trademark, which license may not be available on reasonable terms, or at all;

●	redesign those products that use infringing intellectual property; or

●	cease to use an infringing trademark.

Our involvement in any such litigation may cause us to incur unexpected litigation costs, require modifications to or limit our ability to sell our products, and adversely impact our business and reputation.

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

A material weakness or other control deficiency could result in errors in our reported results and could have a material adverse effect on our operations, investor confidence in our business and the trading price of our stock.

A material weakness is a control deficiency or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected.  In 2013, our management identified a material weakness resulting from control deficiencies related to our credit approval process whereby we did not confirm information from an employee of ours in China regarding the facts surrounding Qiyuan, a distributor with which we entered into a distribution agreement.  In response to such material weakness, management implemented additional credit approval process procedures including actions to further verify the financial condition and ownership structure of all new customers.  The material weakness was remediated as of December 31, 2013.  Any further material weakness or unsuccessful remediation could adversely impact investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing could be materially and adversely affected, which in turn could materially and adversely affect our business, our financial condition and the market value of our stock. In addition, perceptions of us among customers, lenders, investors, securities analysts and others could also be adversely affected.  We can give no assurances the measures we have taken to date, or any future measures we may take, will prevent or remediate any additional material weaknesses in the future.

Our pending legal matters have increased our costs and could result in fines and penalties.

We are involved in ongoing legal matters as described in the section below titled “Legal Proceedings”.  These matters may harm our business and liquidity in the future. We have incurred and expect to continue to incur substantial expenses for legal and accounting services related to such matters. These matters have also required significant time and attention from our management.  At this point, we are unable to predict the duration, scope or results of the pending SEC investigation.  In connection with our pending legal matters, including any further litigation that may be pursued, we may incur defense costs that may exceed our insurance coverage. We may also incur costs if the insurers of our directors and officers and our liability insurers deny coverage for the costs and expenses related to any litigation.  Our pending legal matters are in the early stages and we cannot predict their outcomes.  Adverse outcomes or other developments during the course of such matters may harm our business, financial condition, results of operations or liquidity as well as investors’ perception of our business.

The transition to a new Chief Executive Officer and new Chief Financial Officer may limit our ability to effectively execute on our business plan.

Effective October 14, 2013, Mark A. Ascolese joined us as our Chief Executive Officer and President. The presence of a new Chief Executive Officer may impact our relationships with customers, vendors, and employees, resulting in loss of business, loss of vendor relationships, and the loss of key employees or declines in the productivity of existing employees.  Any or all of these risks could adversely affect our business and operating results.

Effective December 4, 2013, James Powers became our Chief Financial Officer. The transition of the Chief Financial Officer position may cause disruptions in our finance and accounting functions, or may limit the ability of our management team to effectively execute on our business plan. If we are unable to transition efficiently and effectively, our business and operating results may be adversely affected.

Cybersecurity incidents could disrupt business operations, result in loss of critical and confidential information, and adversely impact our reputation and results of operation.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage; litigation with third parties; diminution in the value of our investment in research; development and engineering; and increased cybersecurity protection and remediation costs; which in turn could adversely affect our competitiveness and results of operations.

Risks Related to our Common Stock

We have anti-takeover provisions that could discourage, delay or prevent our acquisition.

Provisions of our certificate of incorporation and bylaws could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable. We also are subject to the anti-takeover laws of the State of Delaware, which may further discourage, delay or prevent someone from acquiring or merging with us. In addition, our agreement with Caterpillar for the distribution of UPS products provides that Caterpillar may terminate the agreement in the event we are acquired or undergo a change in control. The possible loss of a significant customer could be a significant deterrent to possible acquirers and may substantially limit the number of possible acquirers. All of these factors may decrease the likelihood we would be acquired, which may depress the market price of our common stock.

The trading price of our common stock has been volatile and is likely to be volatile in the future.

Historically, the market price of our common stock has fluctuated significantly. In 2013, the sales price of our common stock ranged from $2.80 to $4.98 per share. In addition to the other risks described in the “Risk Factors” section of this Form 10-K, the market price of our common stock can be expected to fluctuate significantly in response to numerous other factors, many of which are beyond our control, including the following:

●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates by securities analysts, any financial guidance we may provide, or our failure to perform in line with such estimates or guidance;

●	changes in market valuations of other technology companies, particularly those that sell products used in power quality systems;

●	announcements by us or our competitors of significant sales, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	introduction of technologies or product enhancements that reduce the need for flywheel energy storage or modular infrastructure products;

●	the loss of one or more key OEM customers or channel partners;

●	an inability to expand our distribution channels successfully;

●	departures of key personnel;

●	our ability to obtain additional equity capital or borrowings under our credit agreement;

●	the outcome of our pending litigation and SEC investigation; and

●	changing external capital market conditions.

If the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry or the stock market generally even if these events do not directly affect us. Each of these factors, among others, could cause our stock price to decline. We have pending securities class action litigation and, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources.

Securities or industry analysts may not publish research or may publish inaccurate or unfavorable research about our business.

The trading market for our common stock will continue to depend on the research and reports that securities or industry analysts publish about us or our business. If we do not continue to maintain adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. Although there are three analysts that provided research coverage on us during 2013, there can be no guarantee these research analysts will continue to provide coverage of us. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

We expect to need additional capital in the future, and it may not be available to us on favorable terms, or at all.

We have historically relied on outside financing and cash flow from operations to fund our operating losses, operations, capital expenditures and expansion. We expect to require additional capital from equity or debt financing in the future to fund our operations or respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

Because we do not expect to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never paid cash dividends on our common stock and have no present intention to pay any dividends in the future. Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements, our operating and financial conditions and on such other factors as our board of directors may deem relevant. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Future sales of a substantial number of shares of our common stock in the public market could adversely affect the trading price of our common stock and impair our ability to raise funds in future stock offerings.

Future sales of a substantial number of shares of our common stock in the public market, including resale prospectuses and shares available for resale under Rule 144 under the Securities Act, or the perception such sales could occur, could adversely affect the prevailing market price of our common stock and could make it more difficult for us to raise additional capital through the sale of equity securities.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

Our corporate headquarters facility is a 127,000 square foot building we lease in Austin, Texas. We lease this building pursuant to a lease agreement that expires in December 2016. Our manufacturing, administrative, information systems, sales and service groups currently utilize this facility.

Our engineering facility of approximately 12,150 square feet is also located in Austin, Texas and is leased pursuant to a lease agreement that expires in March 2016.

In addition to these properties, we lease facilities totaling 12,979 square feet in the United Kingdom, Germany and China for sales and service activities.

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

Audit Committee Internal Investigation

The audit committee of our Board of Directors, with the assistance of independent counsel, conducted an investigation into the facts and circumstances surrounding our agreements and transactions with Qiyuan, including the statements made regarding Qiyuan’s affiliation with Digital China. The investigation was completed in February 2014.

Stockholder Litigation

On September 10, 2013, a purported class action complaint was filed in the United States District Court for the Western District of Texas against us and certain of our current and former executives. The case is captioned Don Lee v. Active Power, Inc., et. al., Civil Action No. 1:3-cv-00797. The complaint alleges that on April 30, 2013, we announced during a conference call that we had entered into a strategic distribution partnership with Digital China. However, on September 5, 2013, after the close of trading, we disclosed that our partnership was with Qiyuan Network System Limited, which is neither an affiliate nor a subsidiary of Digital China. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and seeks unspecified damages on behalf of all stockholders.

On September 13, 2013 and October 14, 2013, two separate stockholders filed complaints in the District Court of Travis County, Texas purporting to bring derivative actions on behalf of us against certain of our current and former officers and directors. The first derivative action is captioned Okumura v. Almgren, et. al., Cause No. D-1-GN-13-003230 and the second derivative action is captioned David B. Shaev IRA v. Milner, et. al., Cause No. D-1-GN-13-003557. The allegations of each derivative complaint mirror those of the class action complaint, and they assert claims for breach of fiduciary duty, unjust enrichment, and/or abuse of control and seek damages on behalf of us. Defendants have entered into an agreement with each of the plaintiffs to stay both of the derivative actions pending the outcome of the motion to dismiss in the securities class action.

We have directors’ and officers’ and corporate liability insurance to cover risks associated with the stockholder litigation and have notified our insurers of the complaints described above. Due to the early stage of each litigation, however, it is not possible to estimate the amount or range of possible loss that might result from adverse judgments or settlements of the actions.

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

Our common stock is traded on The NASDAQ Stock Market under the symbol “ACPW.” The following table lists the high and low per share sales prices for our common stock as reported by The NASDAQ Stock Market for the periods indicated:

	High	Low
2013
Fourth Quarter	$3.43	$2.80
Third Quarter	$4.38	$2.82
Second Quarter	$4.84	$3.97
First Quarter	$4.98	$3.33

2012
Fourth Quarter	$4.10	$2.90
Third Quarter	$4.50	$3.80
Second Quarter	$4.85	$3.55
First Quarter	$5.25	$3.25

As of February 20, 2014, there were 19,403,706 shares of our common stock outstanding held by 153 stockholders of record.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

We did not repurchase any of our securities during 2013.

Please refer to "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K for the information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under our equity compensation plans at December 31, 2013.

Sale of Unregistered Securities

None.

Stock Performance Graph

The graph depicted below shows a comparison of cumulative total stockholder returns for an investment in our common stock, The NASDAQ Stock Market (US) Composite Index, and a peer group of power technology companies having similar market capitalizations.

(1)	The Power Index peer group consists of an equal weighting of the following companies, all traded on The NASDAQ Stock Market: Active Power, Inc. (ACPW), Capstone Turbine, Inc. (CPST), FuelCell Energy, Inc. (FCEL), Maxwell Technologies (MXWL), and PowerSecure (POWR).

(2)	The graph covers the period from December 31, 2008, the last trading day before the beginning of our six preceding fiscal years, through December 30, 2013, the last trading day of our most recently completed fiscal year.

(3)	The graph assumes that $100 was invested in our common stock on December 31, 2008 at the adjusted closing price on that date of $1.60 per share, in The NASDAQ Stock Market Composite Index and the peer group Power Index, and that all dividends, if any, were reinvested. No cash dividends have been declared or paid on our common stock.

(4)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.	Selected Consolidated Financial Data.

The following tables include selected consolidated financial data for each of our last five fiscal years. The consolidated statement of operations data for the years ended December 31, 2013, 2012, and 2011 and consolidated balance sheet data at December 31, 2013 and 2012 have been derived from the audited consolidated financial statements appearing elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data at December 31, 2011, 2010 and 2009, have been derived from audited consolidated financial statements not appearing in this document. This data should be read in conjunction with the consolidated financial statements and notes thereto, with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and with the other financial data set forth elsewhere in this Form 10-K. Our historical results of operations are not necessarily indicative of results of operations to be expected for future periods.

Consolidated Statement of Operations Data
In thousands except per share data	Year Ended December 31,
	2013	2012	2011	2010	2009
Total revenue	$61,699	$76,315	$75,482	$64,955	$40,311
Total cost of goods sold	$42,303	$51,601	$57,581	$46,953	$31,081
Gross profit	$19,396	$24,714	$17,901	$18,020	$9,230
Total operating expenses	$27,013	$26,440	$24,781	$21,824	$20,193
Operating loss	$(7,617)	$(1,726)	$(6,880)	$(3,804)	$(10,963)
Net loss	$(8,351)	$(1,922)	$(7,094)	$(3,925)	$(11,033)
Basic and diluted net loss per share	$(0.43)	$(0.10)	$(0.11)	$(0.25)	$(0.86)

Consolidated Balance Sheet Data
In thousands	Year Ended December 31,
	2013	2012	2011	2010	2009
Cash and investments	$12,261	$13,524	$10,746	$15,550	$7,489
Working capital	$17,696	$23,945	$13,753	$19,082	$11,681
Total assets	$37,907	$45,799	$35,027	$39,518	$29,344
Long-term obligations	$741	$713	$726	$579	$468
Total stockholders' equity	$20,306	$25,999	$16,292	$20,822	$14,492

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Level Overview

Active Power is headquartered in Austin, Texas, where we design, manufacture, and sell our flywheel-based uninterruptible power supply (“UPS”) products and modular infrastructure solutions (“MIS”), which are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances.

Our products and solutions are designed to deliver continuous, conditioned (“clean”) power during power disturbances and outages, voltage sags and surges, and provide ride-through power in the event of utility failure, supporting operations until utility power is restored or a longer term alternative power source, such as a diesel generator is started. We believe our products offer an advantage over those of our competitors in the areas of power density (less space used), energy efficiency, system reliability, and total cost of ownership.

Our flywheel-based UPS products store kinetic energy by constantly spinning a compact steel wheel (“flywheel”) driven from utility power in a low friction environment. When the utility power used to spin the flywheel fluctuates or is interrupted, the flywheel’s inertia causes it to continue spinning. The resulting kinetic energy of the spinning flywheel generates electricity known as “bridging power” for short periods, until either utility power is restored or a longer term alternative power source, such as a diesel generator, takes over to generate longer-term power in the case of an extended electrical outage. The high energy efficiency our products provide reduces operating costs and provides customers a lower total cost of ownership. We offer our flywheel products with load capabilities up to 8,400kVA. Our flywheel-based UPS systems are marketed under the brand name CleanSource. As of December 31, 2013, we had shipped more than 4,000 flywheels in UPS system installations, delivering more than 900 megawatts of power to customers in more than 50 countries around the world, providing nearly 150 million runtime hours of operation. UPS product revenue may include ancillary components delivered as part of a total UPS solution. In late 2012, we introduced our next generation CleanSource 750/625HD UPS product, which we began shipping in late 2013.

We also sell modular infrastructure solutions, which may incorporate our UPS products with other equipment including switchboards and a diesel generator to provide complete short- and long-term protection in the event of a power disturbance. This solution is marketed under the brand name CleanSource PowerHouse. CleanSource PowerHouse can be deployed in an International Shipping Organization (“ISO”) or purpose built container depending upon location. These systems are specifically designed to handle the demands of the most technically advanced facilities requiring the highest power integrity available while maximizing up-time, useable floor space and operational efficiency. Designed to offer a highly flexible architecture to respond to a customer’s constantly changing environment, our CleanSource PowerHouse systems are offered in eight standard configurations, enabling sizing for infrastructure on demand. These systems are highly differentiated as they offer flexibility in placement, space savings, rapid deployment, high energy efficiency, and just-in-time use of capital deployment. They also deliver significant value to customers as the entire system is integrated and tested prior to delivery for a repeatable simple solution. We also sell modular power infrastructure solutions to customers in a non-containerized format, typically deploying such solutions inside buildings.

In 2010 we began to manufacture MIS products that leverage our expertise in containerized solutions and power distribution. These solutions are built in close cooperation with our strategic partners in the technology industry and are designed to specification. These solutions serve as the infrastructure for modular data center products and are in themselves self-contained fully-functional data centers. Modular data centers may be rapidly deployed with other modular infrastructure such as power and cooling to deliver a cost-effective alternative to traditional raised-floor data centers. Active Power designs and delivers the exterior shell and a fully outfitted interior – including electrical, cooling, monitoring, and other elements – ready for the IT channel partner to add its IT racks and servers. After the IT channel partner adds its IT equipment to our modular IT infrastructure solution, the IT channel partner has a functional data center ready for deployment at its end-user site.

Finally, we offer services in the form of installation, maintenance, project management, and other professional services. Services are often sold in conjunction with the products above, and are becoming a larger part of our overall revenue.

Our headquarters is located in Austin, Texas, with international offices in the United Kingdom, Germany and China.

In 2013, 51% of our product revenue came from the sale of UPS systems and 49% from the sale of MIS products. Our total revenue in 2013 decreased by $14.6 million, or 19%, from 2012, primarily driven by a decrease in UPS sales, which were down $12.7 million, or 36%, over 2012. Sales of our MIS products decreased by approximately $5.1 million, or 19%, compared to 2012 as we saw a decrease in demand from our IT channel partners in the U.S. Service revenue increased 23% in 2013 compared to 2012.

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

We believe a number of underlying macroeconomic trends place us in a strong position to be one of the leading providers of critical power protection and infrastructure solutions. These trends include:

•	the increasing cost of downtime;

•	a rapidly expanding need for data center infrastructure due to constant creation and usage of data;

•	rising costs of energy worldwide driven by volume of energy used; and

•	an increasing demand for economically green solutions.

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

We have developed and implemented a go-to-market strategy to set the direction for our sales and marketing initiatives and plans around the following components:

•	Customer: Data center applications across vertical markets

•	Distribution: Partner enabled distribution strategy transacted locally

•	Geography: Global Markets served from four centers of operation

•	Products: Flywheel UPS and MIS

•	Value: power density, reliability, total cost of ownership

•	Service: Installation maintenance, project management and other professional services

Our revenue derived from the Americas region was $48.6 million, $48.2 million and $50.4 million in 2011, 2012 and 2013, respectively, representing 64%, 63% and 82%, respectively, of our total revenues. Our revenue derived from customers located in EMEA was $19.1 million, $21.9 million and $6.9 million in 2011, 2012 and 2013, respectively, representing 25%, 29% and 11%, respectively, of our total revenues. Our revenue derived from customers located in Asia was $7.8 million, $6.2 million and $4.4 million in 2011, 2012 and 2013, respectively, representing 11%, 8% and 7%, respectively, of our total revenues. Our decrease in revenues in EMEA during 2013 primarily resulted from not having a repeat large order similar to the large single order we shipped in mid-2012. This order was also the reason for the increase in revenue in EMEA in 2012 compared to 2011. Our increase in revenues in the Americas in 2013 was derived from increased sales across all our product lines. The decrease in revenues in Asia was driven by non-repeated business from a small number of large customer orders. Revenue outside the North America for 2011, 2012 and 2013 was $28.4 million, $30.6 million, and $12.6 million, respectively.

We believe our total revenue will grow in 2014 from both our products and services. With the introduction of the CleanSource 750/625 HD UPS products, we expect to increase our competitiveness to better serve the UPS markets. We also believe the global growth in data center demand and from cloud-based computing and storage requirements will lead to higher sales of our UPS products. We are specifically targeting those customers with large IT and power needs who have the ability to make frequent and large UPS purchases as their global operations expand.

Our gross margins fluctuate on a quarterly basis depending on changes in the product and geographic mix of our revenues and were as high as 34% during the second quarter of 2013 and as low as 30% in the fourth quarter of 2013. On an annual basis, our gross profit margin decreased to 31% in 2013 from 32% in 2012. Gross margin was 24% in 2011. The decrease in gross profit margin in 2013 from 2012 was driven primarily by the fact that 2012 contained less under-absorption of manufacturing facility costs.

Our operating losses were $6.9 million, $1.7 million and $7.6 million in 2011, 2012 and 2013, respectively. Our operating results include non-cash stock based compensation expenses of $1.7 million, $1.4 million and $1.7 million in 2011, 2012 and 2013, respectively. The increase in operating losses from 2012 to 2013 was due to the decline in gross revenue, coupled with a slight decline in gross margin, and a higher level of operating costs which included several unexpected items. Our operating costs increased by 2% or $0.6 million in 2013 compared to 2012, primarily due to increased engineering costs associated with the development of our latest UPS product which we began shipping in late 2013, and general and administrative expenses associated with executive transition costs and legal fee expenses, offset by lower sales and marketing costs.

The larger sales price of our CleanSource PowerHouse and modular IT infrastructure orders can cause large quarterly fluctuations in our inventory, receivables and payables balances, depending on the number of such orders in progress at any point in time. This can cause material fluctuations in the level of working capital we require. If the number of such orders increases rapidly or any of these orders have payment terms that are less favorable, we will need access to more working capital to fund the growth of our business and to fulfill these orders. We extended our bank revolving line of credit in 2012 to provide a source of funding, to help fund our growth and manage our working capital requirements.

We have a history of operating losses and have not yet reached operating profitability on an annual basis. We believe the success of our flywheel UPS products, our MIS products, and our service offerings combined with our focus on direct sales to customers and a lower overall operating cost base, will help us to further increase our revenues and reduce our level of operating losses. We will need to continue to focus on our operating costs and the management of cash and working capital in 2014 to maintain sufficient funds for our operating activities. Our total cash and cash equivalents at December 31, 2013 were $12.8 million, compared to $13.5 million at December 31, 2012. We believe our cash and cash equivalents and our sources of available liquidity will be sufficient to fund our current operations. In late February 2014, we raised additional funds through an underwritten public offering to provide additional funds for our future anticipated working capital needs. See Footnote 11 to the condensed consolidated financial statements of this Form 10-K for more information.

Our sales cycle is such that we generally have some visibility in advance for future orders. However, a sudden change in business volume or product mix, positive or negative, from any of our business or channel partners or in our direct business can significantly impact our expected revenues and impact our ability to quickly respond to opportunities. The continued slow global economic growth has reduced our confidence in the ability to predict future revenues, and even with improving economic conditions, there is still uncertainty and risk in our forecasting. Our limited window of sales visibility does provide us with some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we can see and anticipate a shortfall in revenue. This window may also give us time to identify additional sources of funding if we anticipate an increase in our working capital requirements due to increased revenues or changes in our revenue mix. A significant increase in sales, especially in our MIS business, would likely increase our working capital requirements due to the longer production time and cash cycle of sales of these products.

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

Results of Operations

Product Revenue

Product revenue primarily consists of sales of our UPS products and our MIS products. Our power quality products are comprised of our CleanSource UPS product lines and our MIS products consist of our modular power infrastructure solutions, including CleanSource PowerHouse (which are comprised of our UPS systems and some combination of third party ancillary equipment, such as diesel generators and switchgear) and our modular IT infrastructure solutions that provide a combination of power distribution, cooling capabilities, security systems, fire suppression and monitoring capabilities for our business partners.

The following table summarizes for the periods indicated, a year-over-year comparison of our product revenue (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2013	$44,158	$(17,873)	-29%
2012	$62,031	$(619)	-1%
2011	$62,650	$7,003	13%

Our product revenue represented 72%, 81% and 83% of total revenue for 2013, 2012 and 2011, respectively. Our product revenue was derived from the following sources (in thousands):

	2013	Change from Prior Year	2012	Change from Prior Year	2011
Product Revenue:
UPS product revenue	$22,620	$(12,746)	$35,366	$8,972	$26,394
Modular Infrastructure Solutions	21,538	(5,127)	26,665	(9,591)	36,256
Total product revenue	$44,158	$(17,873)	$62,031	$(619)	$62,650

Our MIS products tend to have larger selling prices and derive sales from a smaller number of customers compared to sales of our UPS products. This smaller number of customers with greater gross revenue can contribute to large quarterly fluctuations in MIS revenue due to the timing of orders and shipments in any particular period.

Comparison of 2013 to 2012

The decrease in our product revenue in 2013 compared to 2012 came lower sales across all product lines, but primarily UPS products. We believe the success of our business resides in a higher mix of sales of our core UPS products and we anticipate the our latest generation product will provide us the opportunity to increase revenues in our core products over the coming years.

Product sales from our OEM channels, which were primarily from the sale of UPS systems, represented 16% of our product revenue for 2013 compared to 15% in 2012. Sales of our UPS products are a much smaller part of our OEM partners’ total business and subject to more volatility in quarterly sales, particularly during difficult economic periods as the OEM partners focus on their core business. Product revenue from our OEM channels decreased 23% in 2013 relative to 2012, after decreasing 10% in 2012 compared to 2011. These declines reflect decreased performance from our OEM partners, primarily in the U.S. market. We have supported our OEM partners’ efforts to sell total solutions to their customers that include generators and switchgear that they manufacture along with our UPS products as a total solution. If our OEM partners are successful with this strategy, we believe it will help drive an increase in our UPS product revenue. Caterpillar remains one of our largest customers and our largest OEM customer. Sales to Caterpillar represented 14% of our total revenue in 2013 compared to 13% in 2012.

Product sales from our IT channel partners represented 25% of product revenues for 2013 compared to 37% in 2012. This reduction reflects decreased demand of our MIS products during 2013 from our IT channel partners, primarily by HP. The level of orders may continue to fluctuate depending on our partner’s success and need for infrastructure solutions.

Product revenue in the Americas was $36.4 million, or 82% of our total product revenue for 2013, compared to $37.8, or 61%, for 2012. Our revenue in the Americas decreased in 2013 compared to 2012, primarily as a result of lower UPS product revenue and the decrease in sales from our OEM channels.

We sell products directly to customers in Asia and Europe and we also have a network of international distributors in other territories. In these markets, customers are more likely to purchase a total power solution such as PowerHouse from us rather than a stand-alone UPS system. This usually results in a longer selling cycle making quarterly results from these regions more inconsistent and dependent upon a smaller number of larger value transactions. Thus, the amount of revenue from our international markets can fluctuate significantly on a quarterly and annual basis. Our sales in EMEA decreased by 79% in 2013 to $4.0 million related primarily to a single large order in 2012 that did not repeat in 2013. Revenue in Switzerland was $9.3 million, or 12%, in 2012. We did not have any revenues greater than 10% concentrated in a single country outside of the United States in 2013 or 2011.

Our sales in Asia decreased by 30% in 2013 to $3.8 million, which was primarily due to reduced sales in China. As a result of the events that transpired in 2013 with our distributor in China, we have done a reorganization of our sales team in that region. We still see this region as having opportunity for long term growth potential as China represents one of the largest UPS markets in the world and has the potential to become a substantial market for our products. Over time we anticipate increasing sales of our UPS and MIS products in the Asia region.

We have historically experienced a lag between adding sales and service capabilities and generating meaningful revenue from a new territory. We continue to invest in sales, service and marketing capabilities in each of these regions and building brand awareness for our company and products globally.

Sales of our branded products through our direct and manufacturer’s representatives represented 58%, 48% and 45% of our product revenue for 2013, 2012 and 2011, respectively. As direct sales typically have higher profit margins than sales through our OEM and IT channels, we will continue to focus on building our direct sales channel to increase revenue, improve profit margins and decrease our dependency upon any particular channel partner. We believe sales of our Active Power branded products in markets that were not covered by our OEMs will continue to increase over time and will continue to become a larger percentage of our total revenue.

Comparison of 2012 to 2011

The decrease of our product revenue in 2012 compared to 2011 came from lower sales of our MIS products, primarily as a result of decreased large customer project orders from our IT channel partners. We were able to partially offset this by an increase in the international sales of our UPS products which included a large amount of ancillary equipment.

Product sales from our OEM channels, which were primarily from the sale of UPS systems, represented 15% of our product revenue for 2012 compared to 17% in 2011. In 2012, we saw fewer transactions but larger value transactions from our OEM channel. Product revenue from our OEM channels decreased 10% in 2012 relative to 2011, after decreasing 6% in 2011 compared to 2010. These declines reflect decreased performance from our OEM partners, specifically in the U.S. market. Sales to Caterpillar represented 13% of our total revenue in 2012 compared to 16% in 2011.

Product sales from our IT channel partners represented 37% of product revenues for 2012 compared to 39% in 2011. This reduction reflects decreased demand of our MIS products during 2012 from our IT channel partners, primarily HP.

North America sales were 57% of our product revenue for 2012, compared to 62% for 2011. Our North America sales decreased by 8% in 2012 compared to 2011, primarily as a result of lower MIS product revenue and the decrease in sales from our OEM channels.

Our sales in EMEA increased by 21% in 2012 to $18.8 million from 2011 as we continued to expand our sales force and operations, particularly in Germany and the UK where we have had an increase in UPS sales. Our sales in Asia decreased by 24% in 2012 to $5.4 million, which was primarily due to changing our focus from Japan, after closing our regional office there, to sales in the Asia region.

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

Year	Annual Amount	Change from Prior Year	Percent Change
2013	$17,541	$3,257	23%
2012	$14,284	$1,452	11%
2011	$12,832	$3,524	38%

Service and other revenue increased by 23% for 2013, compared to 2012. This increase comes from primarily increased sales in spare parts, start-up services, and project management.  For our MIS customers we provide a full power solution, including site preparation, installation of an entire power solution and provision of all products required to provide a turnkey product to the end user often including maintenance services. In situations where we make sales through our OEM channel, it is typical for the OEM to provide these types of services to their end-user customers directly, so these revenue sources do not exist for our OEM sales.

Service and other revenue increased by 11% for 2012, compared to 2011. This increase is primarily due to higher levels of service and contract work from direct product sales and from professional fees associated with MIS sales. We also had increased service revenues from maintenance contracts and repair related activities as our increasing installed base of UPS customers provides greater opportunities to generate such revenues.

Cost of product revenue

Cost of product revenue includes the cost of component parts of our products; ancillary equipment that is sourced from external suppliers; personnel; equipment and other costs associated with our assembly and test operations; costs from having underutilized facilities; depreciation of our manufacturing property and equipment; shipping costs; warranty costs; and the costs of manufacturing support functions such as logistics and quality assurance. The following table summarizes, for the periods indicated, a year-over-year comparison of our cost of product revenue (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2013	$32,825	$(9,685)	-23%
2012	$42,510	$(5,154)	-11%
2011	$47,664	$7,619	19%

The cost of product revenue decreased by 23% in 2013, while our product revenues decreased by 29%. This reflects primarily a significant increase in unabsorbed manufacturing costs in 2013. Cost of product revenue also included $0.3 million and $0.2 million of stock-based compensation expense in 2013 and 2012, respectively. The cost of product revenue as a percentage of total product revenue was 74% and 69% in 2013 and 2012, respectively. During 2013 and 2012, we operated a manufacturing facility that has a manufacturing and testing capacity significantly greater than required by our current product revenue levels.

Our manufacturing facility is comprised of a large portion of our fixed costs. We incurred approximately $6.9 million and $5.8 million, in 2013 and 2012, respectively, in fixed costs for our manufacturing facility. Our manufacturing capacity is in excess of our current business requirements. We expense the excess costs of the underutilization of this facility as part of our cost of product revenues.

The cost of product revenue decreased by 11% in 2012 compared to 2011, while our product revenues decreased by 1%. This reflects improved pricing on our UPS products, a change in product mix towards higher UPS sales, and a focused effort to increase efficiencies by reducing levels of unabsorbed overhead costs. Cost of product revenue also included $0.2 million of stock-based compensation expense in both 2012 and 2011. The cost of product revenue as a percentage of total product revenue was 69% in 2012, compared to 76% for 2011.

Cost of service and other revenue

Cost of service and other revenue includes the cost of component parts we use in service or sell as spare parts and labor and overhead costs of our service organization. This includes travel and related costs incurred in fulfilling service obligations to our customers and the costs of third party contractors used in completion of some of our professional services. The following table summarizes for the periods indicated a year-over-year comparison of our cost of service and other revenue (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2013	$9,478	$387	4%
2012	$9,091	$(826)	-8%
2011	$9,917	$3,027	44%

The cost of service and other revenue increased by 4% in 2013 while our service and other revenues increased by 23%. As a percentage of service and other revenues, our costs were 54% of revenue in 2013, compared to 64% in 2012. This decrease in the cost of service and other revenue reflects higher utilization of service personnel and improved margins for MIS systems installations. The utilization of our service personnel will be affected by the number of modular infrastructure solution products implemented in a particular period.  Our costs as a percentage of revenue would be expected to increase in periods where we have a low number of installation projects. We continued to expand our service team to broaden the geographic regions where we have service capability as our total business grows. A large portion of the costs involved in operating our service organization are fixed in nature and we incur approximately $0.6 million to $1.0 million in unabsorbed overhead each quarter in 2013. We continue to work on reducing our service overhead through better utilization of our service employees and cost control measures. We believe we can grow our service capabilities substantially by adding direct technical labor only as required, without adding significant additional fixed costs.

The cost of service and other revenue decreased by 8% in 2012 while our service and other revenues increased by 11%. As a percentage of service and other revenues, our costs were 64% of revenue in 2012, compared to 77% in 2011. This decrease in the cost of service and other revenue reflects higher utilization of service personnel and improved revenues on professional service work we perform for MIS systems installations. A large portion of the costs involved in operating our service organization are fixed in nature and we incurred approximately $0.4 million to $0.5 million in unabsorbed overhead each quarter in 2012.

Gross profit

The following table summarizes for the periods indicated a year-over-year comparison of our gross profit in total (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change	Gross Margin
2013	$19,396	$(5,318)	-22%	31%
2012	$24,714	$6,813	38%	32%
2011	$17,901	$(119)	-1%	24%

The following table shows gross margin by component, product or service, year over year.

Year	Product	Change from Prior Year	Service and Other	Change from Prior Year
2013	26%	-16%	46%	28%
2012	31%	29%	36%	57%
2011	24%	-14%	23%	-12%

The decrease in gross profit margin in 2013 compared to 2012 is related to a few higher margin orders in 2012 that did not repeat in 2013. Generally, we realize lower margins on our MIS products than sales of our UPS products because they include a higher proportion of third party ancillary equipment that we are not able to resell at margins comparable to our internally manufactured UPS products. A change in sales mix driven by an increase in revenues from these higher margin products as a percentage of total revenues will result in a higher gross profit for our business. Our margins were also negatively impacted by higher unabsorbed overhead costs compared to 2012 from our manufacturing operations due to lower UPS product revenue.

The increase in gross profit margin in 2012 compared to 2011 reflects the impact of a change in product mix, weighted towards sales of our UPS products and services as a percentage of our total revenue. Our margins were also positively impacted by lower unabsorbed overhead costs in 2012 compared to 2011 from our manufacturing operations due to higher UPS product revenue.

Research and development

Research and development expense primarily consists of compensation and related costs for employees engaged in research, development and engineering activities, third party consulting and development activities, and an allocated portion of our occupancy and other costs. The following table summarizes, for the periods indicated, a year-over-year comparison of our research and development expense (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change	Percent of Total Revenue
2013	$7,430	$1,990	37%	12%
2012	$5,440	$701	15%	7%
2011	$4,739	$1,327	39%	6%

Overall our research and development expenses were approximately $2.0 million, or 37%, higher in 2013 compared to 2012. This was primarily related to the final testing and release of our latest generation UPS product. We believe this product will offer greater power modularity and space efficiencies compared to our existing UPS products, especially as we target the higher power market segment. We increased headcount to support the development of this new product and new modular infrastructure products we believe will contribute to future growth for us. It is anticipated that our new UPS product line will allow improved profit margins and provide a larger addressable market for our UPS systems business. Our research and development efforts in 2012 and 2013 were largely focused on new configurations of our existing flywheel technology and refinements and enhancements to the standardization of our modular infrastructure solution products. Research and development expenses included approximately $0.2 million of stock-based compensation expense in both 2013 and 2012.

Overall, our research and development expenses were approximately $0.7 million, or 15%, higher in 2012 compared to 2011.  Our research and development efforts in 2011 and 2012 were largely focused on new configurations of our existing flywheel technology, and refinements and enhancements to the standardization of our modular infrastructure solution products. Research and development expenses included approximately $0.2 million of stock-based compensation expense in 2011.

Selling and marketing

Selling and marketing expense primarily consists of compensation, including variable sales compensation; related costs for sales and marketing personnel; travel; selling and marketing expenses; compensation paid to resellers and agents; an allocated portion of our occupancy and other costs; and the cost of our foreign sales operations. The following table summarizes for the periods indicated a year-over-year comparison of our selling and marketing expense (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change	Percent of Total Revenue
2013	$12,032	$(2,107)	-15%	20%
2012	$14,139	$327	2%	19%
2011	$13,812	$719	5%	18%

Selling and marketing costs were approximately $2.1 million, or 15%, lower in 2013 compared to 2012. The decrease from 2012 is primarily related to a reduction in headcount and lower commissions expense. Selling and marketing expenses include approximately $0.6 million and $0.5 million of stock-based compensation expense in 2013 and 2012, respectively. Selling and marketing expenses also includes $0.3 million in severance for terminated executives.

Selling and marketing costs were approximately $0.3 million, or 2%, higher in 2012 compared to 2011. The increase from 2011 is primarily related to an increase in compensation. Selling and marketing expenses also include approximately $0.5 million of stock-based compensation expense in 2011.

General and administrative

General and administrative expense is primarily comprised of compensation and related costs for board, executive and administrative personnel, and professional fees. The following table summarizes for the periods indicated a year-over-year comparison of our general and administrative expense (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change	Percent of Total Revenue
2013	$7,551	$690	10%	12%
2012	$6,861	$631	10%	9%
2011	$6,230	$911	17%	8%

General and administrative expenses for 2013 increased approximately $0.7 million, or 10%, compared to 2012. This increase primarily reflects unexpected costs associated with $0.4 million in relocation and temporary living costs for executives and an increase in professional fees of $0.4 million associated with our investigations and pending lawsuits. General and administrative expenses also included approximately $0.5 million in stock-based compensation expense in both 2013 and 2012.

General and administrative expenses for 2012 increased approximately $0.6 million, or 10%, compared to 2011. This increase primarily reflects costs associated with a $0.2 million impairment charge associated with tooling and demonstration equipment, a one-time restructuring charge of $0.2 million associated with our reduction in force in the third quarter of 2012, and increased professional fees of $0.2 million associated with a settled lawsuit and special shareholder meeting. General and administrative expenses also included approximately $0.8 million in stock-based compensation expense in 2011.

Interest expense, net

The following table summarizes the yearly changes in our net interest expense (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2013	$370	$43	13%
2012	$327	$102	45%
2011	$225	$103	84%

Interest expense in 2013 was relatively flat compared to 2012. We negotiated a $12.5 million revolving credit facility with our bank in August 2010, amended in 2012, that incurs a minimum monthly interest. Our average cash and cash equivalents balance during 2013 increased by $1.0 million, or 8%, compared to the average balance over 2012.

The increase in net interest expense in 2012 primarily reflects drawdowns on our line of credit early in 2012. Our average cash and investments balance during 2012 decreased by $0.9 million, or 7%, compared to the average balance over 2011.

Other income (expense), net

Other income (expense) in the years ended 2013, 2012 and 2011 mostly reflects foreign exchange gains (losses) on bank accounts held in foreign currencies by our subsidiary companies and the foreign exchange impact of the settlement of intercompany balances.

Income tax expense

Due to operating losses, we have not recorded any income tax expenses, other than minimum or statutory costs. As of December 31, 2013 and 2012, our accumulated net operating loss carry-forward was $218.0 million and $208.0 million, respectively, and our research and development credit carry-forwards were $3.7 million and $3.3 million, respectively. We anticipate these loss carry-forward amounts may offset future taxable income that we may achieve and thus reduce future tax liabilities. However, because of uncertainty regarding our ability to use these carry-forwards and the potential limitations due to ownership changes, we have established a valuation allowance for the full amount of our net deferred tax assets.

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

Management has reviewed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in these and other items could still have a material impact upon our financial statements.

Revenue recognition

We generally recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue-generating transactions generally fall into one of the following categories of revenue recognition:

●	We recognize product revenue at the time of shipment for substantially all products sold directly to customers and through distributors because title and risk of loss pass on delivery to the common carrier. Our customers and distributors do not have the right to return products. If title and risk of loss pass at some other point in time, we recognize such revenue for our customers when the product is delivered to the customer and title and risk of loss has passed. We may enter into bill-and-hold arrangements and when this occurs delivery may not be present, but other criteria are reviewed to determine proper timing of revenue recognition.

●	We recognize installation and service and maintenance revenue at the time the service is performed.

●	We recognize revenue associated with extended maintenance agreements (“EMAs”) over the life of the contracts using the straight-line method, which approximates the expected timing in which applicable services are performed. Amounts collected in advance of revenue recognition are recorded as a current liability in the deferred revenue line of the consolidated balance sheet or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

●	We recognize revenue on certain rental programs over the life of the rental agreement using the straight-line method. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

●	Shipping costs reimbursed by the customer are included in revenue.

Multiple element arrangements (“MEAs”) are arrangements to sell products to customers frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of our CleanSource UPS or CleanSource PowerHouse products, combined with one or more of the following products: design services, project management, commissioning and installation services, spare parts or consumables, and extended maintenance agreements (“EMAs”). Delivery of the various products or performance of services within the arrangement may or may not coincide. Certain services related to design and consulting may occur prior to delivery of the product. Commissioning and installation typically take place within 6 months of product delivery, depending upon customer requirements. EMAs, consumables, and repair, maintenance or consulting services generally are delivered over a period of one to five years. In certain arrangements revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of future products and services.

When arrangements outside the scope of software revenue recognition guidance include multiple elements, we allocate revenue to each element based on the relative selling price and recognize revenue for each element when the elements have standalone value (separate unit of accounting) and the four criteria for revenue recognition have been met. We establish the selling price of each element based on Vendor Specific Objective Evidence (“VSOE”) if available, Third Party Evidence (“TPE”) if VSOE is not available, or Best Estimate of Selling Price if neither VSOE nor TPE is available. We generally determine selling price based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements. When arrangements include an EMA, we recognize revenue related to the EMA at the stated contractual price on a straight-line basis over the life of the agreement.

We allocate our MEAs primarily among revenues for internally manufactured products, externally manufactured ancillary products, and service revenues. We use VSOE to allocate our internally manufactured products, estimated based on a historical analysis of our sales for these products outside of an MEA. We use TPE to allocate externally manufactured ancillary equipment, as these items are generally a pass through from a third party vendor to our end customers. Finally, we use best estimate of selling prices to allocate revenues to the services elements, as some of these services are not sold individually. We estimate the selling price based on a historical analysis of all service revenues sold individually outside of an MEA.

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

Liquidity and Capital Resources

Our primary sources of liquidity at December 31, 2013 are our cash and cash equivalents on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections in our current business plan, we expect that we will have adequate capital resources to continue operating our business for at least the next 12 months. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2014 and beyond or significantly affect our level of liquidity.

In August 2010, we entered into a Second Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) which increased the total line of credit available to $12.5 million subject to certain borrowing bases. This facility expanded our ability to borrow funds from U.S. receivables to include qualifying receivables from our UK operations as well, increased our ability to use inventory as collateral, and also added an ability to borrow against purchase orders. These additional bases of borrowing were designed to allow us to use the credit facility to fund inventory purchases in the event we received large or multiple sales orders that would require a major investment in inventory and work in progress such as our MIS products, to help fund our business and to manage our working capital requirements.

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

On August 5, 2010, we borrowed approximately $2.5 million in revolving loans, all of which was used to refinance all indebtedness owing from us to SVB under our previous credit facility. The credit facility increased the total credit available from our previous loan facility with SVB, which was $5.0 million, and enables us to borrow against eligible inventory, foreign receivables and customer purchase orders in addition to eligible accounts receivable.

In August 2012, we entered into the Second Amendment to Second Amended and Restated Loan and Security Agreement with SVB (the “Amendment”) which amends the Second Amended and Restated Loan and Security Agreement, dated as of August 5, 2010, by and between us and SVB. Pursuant to the Amendment, the maturity date of the loan facility was extended by two years, to August 5, 2014, unless earlier terminated by us, subject to any then applicable early termination fee. The Amendment further provides for, among other things, (i) adding a $1.5 million sublimit under the borrowing base formula for 91-120 day aged accounts receivable, (ii) removing eligible purchase orders from the borrowing base formula, and (iii) removing sublimits providing for the issuance of letters of credit and cash management services. Additionally, pursuant to the Amendment, the definition of “Streamline Period” was amended such that the Company will be deemed to be in a Streamline Period in the event that it has a liquidity ratio of greater than or equal to 1.75:1.00 at all times for at least 60 consecutive days; provided that a Streamline Period will automatically be in effect if we achieve such liquidity ratio as a result of the sale of our equity securities.

Further, the Amendment provides for, among other things, (i) amending the finance charge on each eligible account financed by SVB to a per annum rate equal to SVB’s prime rate, subject to a minimum prime rate of four percent (4.00%), plus (a) one and one-quarter percent (1.25%) when we are in a Streamline Period or (b) one and three-quarters percent (1.75%) for eligible accounts (other than eligible 91-120 day aged accounts) and two percent (2.00%) for eligible 91 to 120 day aged accounts when we are not in a Streamline Period, and (ii) reducing the interest rate upon which each inventory advance accrues interest such that each advance based upon inventory accrues interest at a per annum rate equal to SVB’s prime rate, subject to a minimum prime rate of four percent (4.00%), plus (a) one and one-quarter percent (1.25%) when we are in a Streamline Period or (b) three and one half percent (3.50%) when we are not in a Streamline Period.

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

During 2012, we borrowed amounts under this credit facility based on our short term liquidity requirements. Based on the borrowing base formula, we had an additional $3.9 million available for use at December 31, 2013 under this credit facility.

A substantial increase in sales of our CleanSource PowerHouse or our modular IT infrastructure solutions products or a substantial increase in UPS sales may materially impact the amount of liquidity required to fund our operations. The amount of time between the receipt of payment from our customers and our expenditures for raw materials, manufacturing and shipment of products (the cash cycle) for sales of our CleanSource UPS product can be as short as 45 days, and is typically 60 days. However, the cash cycle on a MIS sale can be as much as 210 days, depending upon customer payment terms. We intend to mitigate the financial impact of this longer cash cycle by requiring customer deposits and periodic payments where possible from our customers. This is not always commercially feasible, and in order to increase our MIS sales, we may be required to make larger investments in inventory and receivables. These larger investments may require us to obtain additional sources of working capital, debt or equity financing in order to fund this business.

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

Significant uses of cash

Operating Activities

The following table summarizes the yearly changes in cash used in operating activities (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2013	$(1,307)	$4,683	78%
2012	$(5,990)	$660	10%
2011	$(6,650)	$(6,582)	-9679%

Cash used in operating activities was $1.3 million in 2013 compared to $6.0 million in 2012. Cash used in operating activities was primarily related to our net loss of $8.4 million partially offset by changes in our net accounts receivable and deferred revenue. Changes in our net working capital, resulted in cash provided of $4.2 million in 2013, compared to cash used of $6.9 million in 2012. Cash used in operating activities in 2012 primarily related to changes in current assets and current liabilities, specifically accounts receivable.

As our business activity changes, we have had to finance a larger level of inventory and receivables to support our business, particularly with our MIS products which have a much longer construction time than our UPS business. Our decrease in receivables resulted in cash provided of $9.0 million 2013, while the increase in inventories used cash of $1.8 million in 2013 and a decrease in accounts payable and accrued expenses resulted in cash used of $0.4 million. These changes reflect the frequent changes in our working capital that can result in very large fluctuation in inventory, payables and receivables, even weekly, based on the large size of some of our orders. Our change in inventory also includes a non-cash change of $0.9 million in 2013 related to items purchased as inventory for our latest generation UPS product, but later capitalized to property and equipment as test units.

Our top five customers represented 57% of our total revenue during 2013. In addition, as of December 31, 2013, our five largest receivables were 52% of our total receivables. As a result of this customer concentration, our failure to collect receivables from any of these customers in a timely manner could have a significant adverse effect on our liquidity. This risk may potentially increase as we sell more PowerHouse products due to their higher average selling price. We do continue to request deposits and periodic payments from large customers where commercially possible, particularly for projects with multiple deliverables. However, the amount of such advance payments can fluctuate significantly on a quarterly basis, depending on the size and scope of customer orders at any point in time. As a result, we will need to continue to focus on management of cash and working capital in 2014 to manage the level of funds we use in our operating activities.

Cash used in operating activities was $6.0 million in 2012 compared to $6.7 million in 2011. Cash used in operating activities was primarily related to changes in current assets and current liabilities, or our net working capital, specifically accounts receivable. Changes in our net working capital, resulted in cash used of $6.9 million in 2012, compared to $3.0 million in 2011.

Investing Activities

Investing activities primarily consist of purchases of property and equipment. The cash used in investing activities decreased from $1.1 million in 2012 to $0.9 million in 2013 as we invested less in capital improvements in 2013.  Capital expenditures decreased in 2013 from 2012 by approximately $0.3 million. Our capital expenditures in 2013 primarily included investments in equipment to support our manufacturing facility, test units of our latest generation UPS product, leasehold improvements, and software. In 2011, we invested in our sales and marketing programs with CleanSource PowerHouse demonstration units in the United States, China and Germany.

Financing Activities

Funds provided by financing activities during 2013 primarily reflect proceeds from employee stock purchases of $0.7 million.  Funds provided by financing activities during 2012 reflect the sale of approximately 2.9 million shares of our common stock, at a purchase price of $3.40 per share, for proceeds, net of issuances costs, of approximately $9.6 million. Proceeds from employee stock purchases were $0.6 million in 2012. Funds provided by financing activities in 2011 primarily reflect the draw on our revolving line of credit of $3.0 million and proceeds from employee stock purchases.

Contractual Obligations

In our day-to-day operations, we incur commitments to make future payments for goods and services. These arise from entering into operating leases and as we make commitments to vendors to provide us materials and services. The following table summarizes our significant contractual obligations and commitments at December 31, 2013 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,674	$1,228	$2,261	$185	$-
Purchase obligations	$3,246	$3,246	$-	$-	$-
Other obligations	$100	$25	$50	$25	$-

Our principal lease commitments consist of our leases for our corporate headquarters, engineering and administration facilities, and our global sales offices.

Future uses of cash

We believe that our cash and investments, projected cash flows from operations and sources of available liquidity will be sufficient to fund our operations for the next twelve months. However, a sudden change in business volume, positive or negative, from any of our business or channel partners, or in our direct business, or any customer-driven events such as order or delivery deferral, could significantly impact our expected revenues and cash needs. The continuing global economic instability has increased the already present challenge of predicting future revenues. We do have some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we see and anticipate a shortfall in revenue, or give us time to identify additional sources of funding if we anticipate an increase in our working capital requirements due to increased revenues or changes in our revenue mix. A significant increase in sales, especially in our MIS business, would likely increase our working capital requirements, due to the longer production time and cash cycle of sales of these products.

We do not expect our level of capital investments to significantly fluctuate in 2014 compared to 2013.

Other factors that may affect liquidity

Our cash requirements will depend on many factors, including any sales growth, the market acceptance of our products, the gross profit we are able to generate with our sales, the timing and level of development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, and the timing and extent of research and development projects. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition or merger, we may enter into acquisitions or strategic arrangements in the future to help support our growth, which could also require us to seek additional equity or debt financing. Should additional funding be required or desirable, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our existing stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.

On February 26, 2014, we entered into an underwriting agreement to sell 3,651,250 shares of our common stock at $3.15 per share in a public offering (including shares subject to the underwriter’s over-allotment option). The aggregate net proceeds to us were approximately $10.5 million, after deducting $1.0 million in offering related expenses and underwriting discounts and commissions. The transaction closed on March 3, 2014.

Off-Balance Sheet Arrangements

During the years ended December 31, 2011, 2012 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (AOCI). ASU 2013-02 requires a roll forward of changes in AOCI by component and information about significant reclassifications from AOCI to Net earnings to be presented in one location, either on the face of the financial statements or in the notes. This new guidance is effective for fiscal years beginning after December 15, 2012 and subsequent interim periods. The requirements of ASU 2013-02 did not have a material impact on our Consolidated Financial Statements. The only reclassification from AOCI to net earnings in 2013 was in relation to the settlement of translation on a liquidated subsidiary which was less than $0.1 million and was reflected in other income (expense), net, in the Consolidated Statement of Operations.

In March 2013, the FASB issued ASU 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the application of GAAP to the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. We do not anticipate this pronouncement to have a material impact on our Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. We are currently assessing the impact, if any, on our Consolidated Financial Statements.

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

Effectiveness of Disclosure Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by COSO. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on our assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Grant Thornton LLP, audited our consolidated financial statements, and independently assessed the effectiveness of our internal control over financial reporting. Grant Thornton LLP has issued their report, which is included in Part IV of this Form 10-K.

Changes in Internal Control over Financial Reporting.

Other than as described below, there have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

In 2013, management identified a material weakness resulting from control deficiencies related to our credit approval process whereby we did not confirm information from an employee of ours in China regarding the facts surrounding Qiyuan, a distributor with whom we entered into a distribution agreement.  In response to such material weakness, management implemented additional credit approval process procedures including actions to further verify the financial condition and ownership structure of all new customers. As a result, as of December 31, 2013, the material weakness has been remediated.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Forward looking statements regarding the effectiveness of internal controls during future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

ITEM 9B.	Other Information.

None.

PART III.

ITEM 10.	Directors and Executive Officers of the Registrant.

The following table sets forth certain biographical information concerning our current executive officers:

Name	Age	Position(s)
Mark A. Ascolese	63	President and Chief Executive Officer
James A. Powers	52	Vice President of Finance, Chief Financial Officer and Secretary
Jason P. Rubin	44	Vice President of Operations
Randall J. Adleman	56	Vice President of Global Sales and Marketing

Mark A. Ascolese became our President and Chief Executive Officer on October 14, 2013, and brings extensive experience serving a variety of mission critical markets including the data center market. Since 2006, Mr. Ascolese first served as CEO and is currently Chairman of the Board of Power Analytics, an electrical infrastructure enterprise software firm based in San Diego, California. Prior to Power Analytics, he served for more than 20 years in various leadership roles at Powerware Corporation, a global provider of power quality and backup power management products, which is now a part of Eaton Corp. Powerware was acquired by Eaton Corp. in 2004. Mr. Ascolese was retained by Eaton following the acquisition to oversee the integration of the company and lead all global sales and marketing efforts, helping establish the supplier as a leader in the UPS space. From 2000 to 2002, Mr. Ascolese served as senior vice president of Business Development at Active Power. His career also includes 12 years at General Electric serving in a variety of management roles in the company’s service organization. Mr. Ascolese earned a Bachelor’s of Science Degree in Commerce from the University of Louisville.

James A. Powers has been our Chief Financial Officer since December 4, 2013. As Chief Financial Officer and Vice President of Finance, he oversees all of our accounting, finance, treasury, and investor relations activities, as well as our IT organization. Mr. Powers brings more than 30 years of finance, accounting, and operations experience to Active Power. He most recently served as senior vice president of Finance of the U.S. Windows and Doors division of PlyGem Industries. From 2006 to 2013, Mr. Powers served in various capacities, however most recently was vice president and global controller at Xerium Technologies, a publicly traded global manufacturer and supplier of specifically engineered consumable products used primarily in the production of paper. In this role he led all corporate controllership functions including SEC reporting, board reporting and analysis, and external audit management. Prior to Xerium, Mr. Powers held a number of executive finance roles including vice president of Internal Audit at Invensys PLC, a global industrial automation, controls, and transportation business. He was tasked to step into this leadership role following the completion of two divestitures including Invensys’ Powerware and Lambda Power divisions where he served as vice president of Finance. He began his career as a senior auditor at Ernst and Young LLP, formerly Arthur Young. Mr. Powers is a Certified Public Accountant and earned a bachelor’s of Science in Accounting from the State of University of New York at Albany.

Jason P. Rubin joined Active Power in March 2000 as a materials manager and held various positions in our manufacturing group before being promoted to Vice President of Manufacturing in October 2005 and Vice President of Operations in December 2013. Mr. Rubin is responsible for the manufacture and testing of all Active Power products as well as managing all material and logistic requirements to support production and our customer service activities. Mr. Rubin has over 20 years of manufacturing experience in multiple industries and immediately prior to joining Active Power was involved in managing operations and manufacturing systems for Windsport, Inc., a fabricated textile manufacturer. Mr. Rubin holds a Bachelor of Science degree in Industrial Engineering from the University of Oklahoma in Norman, Oklahoma.

Randall J. Adleman joined Active Power in November 2013 as Vice President of Global Sales and Marketing. Prior to joining Active Power, Mr. Adleman served as vice president of Sales and Marketing for Valence Technology, an Austin based global manufacturer of large format energy storage solutions.  He has held various sales and marketing executive leadership roles including serving as senior vice president, Sales and Implementation Services, at Misys, an enterprise software provider, and vice president, Global Sales and Service, at Ingersoll Rand Energy Systems. Mr. Adleman also served as vice president, Secure Power Americas Group, at Invensys’ Powerware division, now part of Eaton Corp. While at Powerware, Adleman led all sales and service efforts for the U.S. commercial, federal, and Latin American businesses. In this role, he managed both direct and multi-tiered indirect channels of distribution including hundreds of manufacturing representatives, distributors, and resellers. Mr. Adleman holds an undergraduate degree from Colgate University and a Master’s in Business Administration with a concentration in Marketing from Fairleigh Dickinson University.

The other information required under Item 10, including information about our directors, disclosure of delinquent Section 16 filings, our Code of Ethics and matters relating to our audit committee and its members will be included under the sections captioned “Election of Directors.” “Section 16(A) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Meetings and Committees of the Board,” respectively, in our Proxy Statement for the 2014 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 11.	Executive Compensation.

The information required by this Item will be included under the sections captioned “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Certain Transactions” in our Proxy Statement for the 2014 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included under the sections captioned “Ownership of Securities,” “Equity Compensation Plan Information” and “Potential Payments upon Termination or Change of Control” in our Proxy Statement for the 2014 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 13.	Certain Relationships and Related Transactions.

The information required by this Item will be included under the sections captioned “Certain Transactions” and “Director Independence” in our Proxy Statement for the 2014 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item will be included under the section captioned “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2014 Annual Meeting of Stockholders, which information is incorporated into this Annual Report by reference.

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)

1. Financial Statements.

The following financial statements of Active Power, Inc. were filed as a part of the Annual Report on Form 10-K for the fiscal year ending December 31, 2013:

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

(b) Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s Quarterly Report on Form 10-Q filed on April 30, 2012)

3.2*	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to Active Power’s Current Report on Form 8-K filed on December 27, 2012)

3.3*	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Quarterly Report on Form 10-Q filed on April 30, 2012)

3.4*	Amendment to Second Amended and Restated Bylaws as adopted February 1, 2007 (filed as Exhibit 3.3 to Active Power’s Quarterly Report on Form 10-Q filed on April 30, 2012)

3.5*	Amendment to Second Amended and Restated Bylaws as adopted October 24, 2013 (filed as Exhibit 3.01 to Active Power’s Current Report on Form 8-K filed on October 29, 2013)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-1 (SEC File No. 333-36946) (the “IPO Registration Statement"))

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1*	Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO Registration Statement)

10.2*†	Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement) †

10.3*†	Active Power, Inc. 2010 Equity Incentive Plan as amended (filed as Exhibit 10.1 to Active Power's Quarterly Report on Form 10-Q filed on August 3, 2012)

10.4*†	Form of Standard Stock Option Agreement (filed as Exhibit 10.2 to Active Power's Current Report on Form 8-K filed on May 18, 2010)

10.5*†	Form of Standard Restricted Stock Agreement Stock Agreement (filed as Exhibit 10.3 to Active Power's Current Report on Form 8-K filed on May 18, 2010)

Exhibit Number	Description
10.6*†	Form of Standard Restricted Stock Unit Agreement (filed as Exhibit 10.4 to Active Power's Current Report on Form 8-K filed on May 18, 2010)

10.7*	Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.9 to the IPO Registration Statement)

10.8*	First Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.10 to the IPO Registration Statement)

10.9*	Second Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.11 to the IPO Registration Statement)

10.10*	Third Amendment to Lease Agreement by and between Active Power, Inc. and Braker Phase III, Ltd. (filed as Exhibit 10.12 to the IPO Registration Statement)

10.11*	Fourth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the IPO Registration Statement)

10.12*	Fifth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the IPO Registration Statement)

10.13*
Sixth Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.18 to Active Power’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”))

10.14*	Seventh Amendment to Lease Agreement by and between Active Power, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 10.19 to the 2000 10-K)

10.15*	Lease Agreement by and between Active Power, Inc. and BC12 99, Ltd. (filed as Exhibit 10.17 to the 2000 10-K)

10.16*†	Form of Severance Benefits Agreement (filed as Exhibit 10.4 to Active Power's Quarterly Report on Form 10-Q filed on April 27, 2010)

10.17*†	Offer Letter, effective September 26, 2013, between Active Power, Inc. and Mark A. Ascolese (filed as Exhibit 10.1 to Active Power’s Quarterly Report on Form 10-Q filed on November 18, 2013)

10.18*†
Severance Benefits Agreement, effective September 26, 2013, between Active Power, Inc. and Mark A. Ascolese (filed as Exhibit 10.2 to Active Power’s Quarterly Report on Form 10-Q filed on November 18, 2013)

10.19*†	Offer Letter, effective November 4, 2013, between Active Power, Inc. and Randall J. Adleman (filed as Exhibit 10.3 to Active Power’s Quarterly Report on Form 10-Q filed on November 18, 2013)

10.20*†
Severance Benefits Agreement, effective November 4, 2013, between Active Power, Inc. and Randall J. Adleman (filed as Exhibit 10.4 to Active Power’s Quarterly Report on Form 10-Q filed on November 18, 2013)

10.21†	Offer Letter, effective November 14, 2013, between Active Power, Inc. and James A. Powers

10.22†	Severance Benefits Agreement, effective November 14, 2013, between Active Power, Inc. and James A. Powers

10.23*†	Separation and Release Agreement, effective April 22, 2013, between Active Power, Inc. and Lisa Brown (filed as Exhibit 10.1 to Active Power's Quarterly Report on Form 10-Q filed on May 3, 2013)

10.24*†
Separation Agreement and Release, effective November 7, 2013, between Active Power, Inc. and Martin T. Olsen (filed as Exhibit 10.5 to Active Power's Quarterly Report on Form 10-Q filed on November 18, 2013)

10.25†	Separation and Release Agreement, effective November 20, 2013, between Active Power, Inc. and Steven R. Fife

10.26†	Separation and Release Agreement, effective January 4, 2014, between Active Power, Inc. and J. Noel Foley

10.27*
Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated as of August 5, 2010 (filed as Exhibit 10.1 to Active Power's Quarterly Report on Form 10-Q filed on October 27, 2010)

10.28*
First Amendment to Second Amended and Restated Loan and Security Agreement, dated March 5, 2012, between Active Power, Inc. and Silicon Valley Bank (filed as Exhibit 10.3 to Active Power's Quarterly Report on Form 10-Q filed on August 3, 2012)

Exhibit Number	Description
10.29*
Second Amendment to Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated August 15, 2012 (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K filed on August 20, 2012)

10.30*	Guarantee and Debenture Agreement with Silicon Valley Bank, dated as of August 5, 2010 (filed as Exhibit 10.2 to Active Power's Quarterly Report on Form 10-Q filed on October 27, 2010)

10.31*
Securities Purchase Agreement dated March 7, 2012 between Active Power, Inc. and the Purchasers (as defined therein) (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K filed on March 8, 2012)

10.32*	Side Letter Agreement dated March 7, 2012 between Active Power, Inc. and Kinderhook Partners, L.P. (filed as Exhibit 10.2 to Active Power’s Current Report on Form 8-K filed on March 8, 2012)

10.33*
Resale Registration Rights Agreement dated March 7, 2012 between Active Power, Inc. and Kinderhook Partners, L.P. (filed as Exhibit 10.3 to Active Power’s Current Report on Form 8-K filed on March 8, 2012)

10.34*+	Purchase Agreement effective as of June 1, 2011 between Active Power, Inc. and Caterpillar, Inc. (filed as Exhibit 10.6 to Active Power’s Quarterly Report on Form 10-Q filed on April 30, 2012)

10.35*+	Professional Services Master Agreement with Hewlett-Packard Company, dated February 4, 2010 (filed as Exhibit 10.24 to Active Power's Annual Report on Form 10-K filed on March 1, 2012)

10.36*+	Hardware Product Purchase Agreement with Hewlett-Packard Company, dated April 30, 2010 (filed as Exhibit 10.25 to Active Power's Annual Report on Form 10-K filed on March 1, 2012)

14.1*	Active Power, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to Active Power's Current Report on Form 8-K filed on November 8, 2010)

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP

24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K

31.1	Certification of Principal Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Active Power's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL: (1) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations and Comprehensive Loss, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

ACTIVE POWER, INC.

Dated: March 4, 2014	By:	/s/ MARK A. ASCOLESE

President and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Mark A. Ascolese and James A. Powers, and each or any of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARK A. ASCOLESE	President and Chief Executive Officer	March 4, 2014
Mark A. Ascolese	(principal executive officer)

/s/ JAMES A. POWERS	Vice President—Finance, Chief Financial Officer and Secretary	March 4, 2014
James A. Powers	(principal financial and accounting officer)

/s/ AKE ALMGREN	Chairman of the Board, Director	March 4, 2014
Ake Almgren

/s/ JAN H. LINDELOW	Director	March 4, 2014
Jan H. Lindelow

/s/ JAMES E. DEVENNY III	Director	March 4, 2014
James E. deVenny III

/s/ ROBERT S. GREENBERG	Director	March 4, 2014
Robert S. Greenberg

/s/ STEPHEN J. CLEARMAN	Director	March 4, 2014
Stephen J. Clearman

/s/ T. PATRICK KELLY	Director	March 4, 2014
T. Patrick Kelly

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Active Power, Inc.

We have audited the internal control over financial reporting of Active Power, Inc. (a Delaware corporation) as of December 31, 2013, based on criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 4, 2014 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Dallas, Texas
March 4, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Active Power, Inc.

We have audited the accompanying consolidated balance sheets of Active Power, Inc. (a Delaware corporation) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Active Power, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Active Power, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2014 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Dallas, Texas
March 4, 2014

Active Power, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,	December 31,
	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$12,261	$13,524
Restricted cash	520	-
Accounts receivable, net of allowance for doubtful accounts of $313 and $488 at December 31, 2013 and December 31, 2012, respectively	9,075	17,862
Inventories, net	12,020	11,079
Prepaid expenses and other	680	567
Total current assets	$34,556	43,032
Property and equipment, net	3,056	2,458
Deposits and other	295	309
Total assets	$37,907	$45,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,993	$4,036
Accrued expenses	5,583	4,948
Deferred revenue	2,749	4,568
Revolving line of credit	5,535	5,535
Total current liabilities	$16,860	19,087
Long-term liabilities	741	713
Stockholders' equity
Preferred stock - $0.001 par value; 2,000 shares authorized	-	-
Common stock - $0.001 par value; 30,000 shares authorized; 19,452 and 19,171 issued and 19,388 and 19,125 outstanding at December 31, 2013 and2012, respectively	19	19
Treasury stock	(215)	(144)
Additional paid-in capital	290,964	288,619
Accumulated deficit	(271,168)	(262,817)
Other accumulated comprehensive income	706	322
Total stockholders' equity	20,306	25,999
Total liabilities and stockholders' equity	$37,907	$45,799

See accompanying notes.

Active Power, Inc.
Consolidated Statement of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011

Revenues:
Product revenue	$44,158	$62,031	$62,650
Service and other revenue	17,541	14,284	12,832
Total revenue	61,699	76,315	75,482

Cost of goods sold:
Cost of product revenue	32,825	42,510	47,664
Cost of service and other revenue	9,478	9,091	9,917
Total cost of goods sold	42,303	51,601	57,581
Gross profit	19,396	24,714	17,901

Operating expenses:
Research and development	7,430	5,440	4,739
Selling and marketing	12,032	14,139	13,812
General and administrative	7,551	6,861	6,230
Total operating expenses	27,013	26,440	24,781
Loss from Operations	(7,617)	(1,726)	(6,880)

Interest expense, net	(370)	(327)	(225)
Other income (expense), net	(364)	131	11

Net Loss	$(8,351)	$(1,922)	$(7,094)
Net Loss per share, basic and diluted	$(0.43)	$(0.10)	$(0.44)

Shares used in computing net loss per share, basic and diluted	19,329	18,584	16,104

Comprehensive loss:
Net loss	$(8,351)	$(1,922)	$(7,094)
Translation gain on subsidiaries denominated in foreign currencies	384	123	360
Comprehensive loss	$(7,967)	$(1,799)	$(6,734)

See accompanying notes.

Active Power, Inc.
Consolidated Statement of Stockholders' Equity
(in thousands, except per share amounts)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	At Cost	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehen- sive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2010	15,972	$16	24	$(103)	$274,871	$(253,801)	$(161)	$20,822
Employee stock option exercises	144	-	-	-	510	-	-	510
Shares held in treasury	-	-	4	(12)		-	-	(12)
Net translation gain on foreign subsidiaries	-	-	-	-	-	-	360	360
Stock-based compensation	-	-	-	-	1,706	-	-	1,706
Net Loss	-	-	-	-	-	(7,094)	-	(7,094)
Balance at December 31, 2011	16,116	16	28	(115)	277,087	(260,895)	199	$16,292
Employee stock option exercises	155	-	-	-	562	-	-	562
Sale of common stock, less issuance costs	2,868	3	-	-	9,560	-	-	9,563
Release of Restricted Stock	32	-	-	-	-	-	-	-
Shares held in treasury	-	-	5	(29)	-	-	-	(29)
Net translation gain on foreign subsidiaries	-	-	-	-	-	-	123	123
Stock-based compensation	-	-	-	-	1,410	-	-	1,410
Net Loss	-	-	-	-	-	(1,922)	-	(1,922)
Balance at December 31, 2012	19,171	$19	33	$(144)	$288,619	$(262,817)	$322	$25,999
Employee stock option exercises	200	-	-	-	711	-	-	711
Release of Restricted Stock	81	-			4	-	-	4
Shares held in treasury	-	-	18	(71)	-	-	-	(71)
Net translation gain on foreign subsidiaries	-	-	-	-	-	-	384	384
Stock-based compensation	-	-	-	-	1,689	-	-	1,689
Issuance costs, shelf registration					(59)		-	(59)
Net Loss	-	-	-	-	-	(8,351)	-	(8,351)
Balance at December 31, 2013	19,452	$19	51	$(215)	$290,964	$(271,168)	$706	$20,306

See accompanying notes.

Active Power, Inc.
Consolidated Statement of Cash Flows
(in thousands)

	Year ended December 31,
	2013	2012	2011

Operating activities
Net Loss	$(8,351)	$(1,922)	$(7,094)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,084	1,282	1,383
Change to allowance for doubtful accounts	(175)	151	9
Loss on disposal of fixed assets	30	(35)	154
Impairment on fixed assets	69	218	8
Stock-based compensation	1,700	1,410	1,706
Changes in operating assets and liabilities:
Restricted cash	(520)	389	(389)
Accounts receivable	8,962	(6,850)	3,536
Inventories	(1,796)	(1,640)	(3,009)
Prepaid expenses and other assets	(99)	(58)	7
Accounts payable	(1,043)	(721)	(1,265)
Accrued expenses	623	(403)	(1,717)
Deferred revenue	(1,819)	2,202	(126)
Long term liabilities	28	(13)	147
Net cash used in operating activities	(1,307)	(5,990)	(6,650)

Investing activities
Sales/maturities of marketable securities	-	-	134
Purchases of property and equipment	(996)	(1,274)	(2,401)
Proceeds from sale of fixed assets	71	212	-
Net cash used in investing activities	(925)	(1,062)	(2,267)

Financing activities
Proceeds from private placement of common stock	-	9,750	-
Issuance costs of private placement	-	(187)	-
Proceeds from draw on revolving line of credit	-	2,017	3,000
Payments on revolving line of credit	-	(2,017)	-
Proceeds from employee stock option exercises	711	562	510
Issuance costs, shelf registration	(59)	-	-
Taxes paid related to the net share settlement of equity awards	(67)	(29)	(12)
Net cash provided by financing activities	585	10,096	3,498

Translation gain on subsidiaries in foreign currencies	384	123	360

Change in cash and cash equivalents	(1,263)	3,167	(5,059)
Cash and cash equivalents, beginning of period	13,524	10,357	15,416
Cash and cash equivalents, end of period	$12,261	$13,524	$10,357

Supplemental Cash Flow Information:
Interest Paid	$380	$335	$229

See accompanying notes

ACTIVE POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

Active Power, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “Active Power” or the “Company”) design, manufacture and sell our flywheel-based uninterruptible power supply (“UPS”) products and modular infrastructure solutions (“MIS”) which are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances. Our products and solutions are designed to deliver continuous conditioned (“clean”) power during power disturbances and outages, voltage surges and sags, and provide ride-through power in the event of a utility failure, supporting operations until utility power is restored or a longer term alternative power source, such as a diesel generator, is started. We sell our products globally through our direct sales force, manufacturer’s representatives, Original Equipment Manufacturer (“OEM”) channels and IT partners. Our current principal markets are the Americas, Europe Middle East and Africa (“EMEA”), and Asia.

We were founded as a Texas Corporation in 1992 and reincorporated in Delaware in 2000 prior to our initial public offering. Our headquarters are in Austin, Texas with international offices in the UK, Germany and China.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

The accompanying consolidated financial statements have also been prepared on the assumption that the Company will continue to operate as a going concern. Accordingly assets and liabilities are recorded on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company’s history of operating losses and use of cash, in the absence of other factors, may cause uncertainty as to its ability to continue as a going concern. We have reviewed the current and prospective sources of liquidity, significant conditions and events and forecast financial results and concluded that we have adequate resources to continue to operate as a going concern. Our business plan and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, our revenues may not meet our projections or our costs may exceed our estimates. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in 2014 or significantly affect our level of liquidity, which may require us to seek additional financing or take other measures to reduce our operating costs in order to continue operating. These financial statements do not include any adjustments that might result from the Company not being able to continue as a going concern.

All common stock information and related share prices included in these notes to financial statements have been adjusted to reflect the five for one reverse stock split that occurred on December 21, 2012.

As previously disclosed in its September 5, 2013 press release and Form 8-K, the Company announced in error in April 2013 that it had entered into a strategic distribution agreement in China with Digital China Information Service Company Limited (“Digital China”). The actual party to this agreement is Qiyuan Network System Limited (“Qiyuan”). A Company employee in China represented to management that Qiyuan was a subsidiary of Digital China. Management subsequently discovered that the Company employee in China intentionally misrepresented the relationship between Qiyuan and Digital China. Qiyuan has no affiliation with Digital China. Due to this discovery, we restated our first quarter 2013 and second quarter 2013 results on Form 10-Q/A.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Changes in the estimates or assumptions used by management could have a material impact upon reported amounts and our results of operations.

Revenue Recognition

In general, we recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. In general, revenue is recognized when revenue-generating transactions generally fall into one of the following categories of revenue recognition:

●	We recognize product revenue at the time of shipment for a significant portion of all products sold directly to customers and through distributors because title and risk of loss pass on delivery to the common carrier. Our customers and distributors do not have the right to return products. If title and risk of loss pass at some other point in time, we recognize such revenue for our customers when the product is delivered to the customer and title and risk of loss has passed. We may enter into bill-and-hold arrangements and when this happens delivery may not be occur, but other criteria are reviewed to determine proper timing of revenue recognition.

●	We recognize installation, service and maintenance revenue at the time the service is performed.

●	We recognize revenue associated with extended maintenance agreements (“EMAs”) over the life of the contracts using the straight-line method, which approximates the expected timing in which applicable services are performed. Amounts collected in advance of revenue recognition are recorded as a current liability in the deferred revenue line of the consolidated balance sheet or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

●	We recognize revenue on certain rental programs over the life of the rental agreement using the straight-line method. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

●	Shipping costs reimbursed by the customer are included in revenue.

When collectability is not reasonably assured, we defer revenue and will recognize revenue on a cost recovery basis as payments are received.

Multiple element arrangements (“MEAs”) are arrangements to sell products to customers frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of our CleanSource UPS or CleanSource PowerHouse products, combined with one or more of the following products: design services, project management, commissioning and installation services, spare parts or consumables, and EMA’s. Delivery of the various products or performance of services within the arrangement may or may not coincide. Certain services related to design and consulting may occur prior to delivery of product and commissioning and installation typically take place within six months of product delivery, depending upon customer requirements. EMAs, consumables, and repair, maintenance or consulting services generally are delivered over a period of one to five years. In certain arrangements revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of future products and services.

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

We allocate our MEAs primarily among revenues for internally manufactured products, externally manufactured ancillary products, and service revenues. We use VSOE to allocate our internally manufactured products, estimated based on a historical analysis of our sales for these products outside of an MEA. We use TPE to allocate externally manufactured ancillary equipment, as these items are generally a pass through from a third party vendor to our end customers. Finally, we use best estimate of selling prices to allocate revenues to the services elements, as some of these services are not sold individually. We estimate the selling price based on a historical analysis of all service revenues sold individually outside of an MEA.

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

Cash and Cash Equivalents

Investments with a contractual maturity of three months or less when purchased are classified as cash equivalents.

Fair Value of Financial Instruments

Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to satisfy a liability in an orderly transaction between market participants. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a fair value hierarchy is established, which categorizes the inputs used in measuring fair value as follows:

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

Our Level 1 assets consist of cash equivalents, which are primarily invested in money-market funds. These assets are classified as Level 1 because they are valued using quoted prices in active markets and other relevant information generated by market transactions involving identical assets and liabilities.

Our cash and cash equivalents include money-market funds for which the fair value was determined using Level 1 inputs and was $3.1 million as of December 31, 2013 and 2012. For cash and cash equivalents, accounts receivable, accounts payable and our revolving line of credit, the carrying amount approximates fair value because of the relative short maturity of those instruments.

Allowance for Doubtful Accounts

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, credit losses were minimal, primarily because the majority of our revenues were generated from large customers, primarily Caterpillar, Inc. (“Caterpillar”) and Hewlett Packard Corporation (“HP”). We perform credit evaluations of new customers and often require deposits, prepayments or use of bank instruments such as trade letters of credit or documentary collection to mitigate our credit risk. We write off uncollectable trade receivables, and record any recoveries of previous write offs against the allowance. Each reporting period we review our trade receivables for collectability and adjust the reserve adjust bad debt expense accordingly.  Our standard terms are net 30 days, however we may have agreements with certain distributors that allow for more extended terms.

The following table summarizes the annual changes in our allowance for doubtful accounts (in thousands):

Balance at December 31, 2010	$330
Change in provision charged to expense	9
Write-off of uncollectible accounts	(2)
Balance at December 31, 2011	$337
Change in provision charged to expense	151
Write-off of uncollectible accounts	-
Balance at December 31, 2012	$488
Change in provision charged to expense	(139)
Write-off of uncollectible accounts	(36)
Balance at December 31, 2013	$313

Inventories

Inventories are stated at the lower of cost or market, using the first-in-first-out method, and consisted of the following at December 31 (in thousands, net of allowances):

	2013	2012
Raw materials	$4,521	$5,424
Work in progress	2,429	2,186
Finished goods	5,070	3,469
	$12,020	$11,079

Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, as follows (in years):

Equipment	2 - 10
Demonstration units	3 - 5
Computers and purchased software	2 - 3
Furnitures and fixtures	2 - 5

Leasehold improvements are depreciated over the shorter of the life of the improvement or the remainder of the property lease term, including renewal options. Repairs and maintenance is expensed as incurred.

Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. There was no impairment expense recognized for long-lived assets in 2013, 2012, or 2011.

Patent Application Costs

We have not capitalized patent application fees and related costs because of uncertainties regarding net realizable value of the technology represented by the existing patent applications and ultimate recoverability. All patent costs have been expensed through December 31, 2013.

Accrued Expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2013	2012
Compensation, severance and benefits	$2,685	$2,351
Warranty liability	529	694
Taxes	483	320
Professional fees	759	502
Other	1,127	1,081
	$5,583	$4,948

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. Occasionally we offer longer warranty periods to certain customers. The warranty period for products sold to our primary OEM customer, Caterpillar, is 12 months from the date of shipment to the end-user, or up to 36 months from shipment from Active Power. This is dependent upon Caterpillar complying with our storage requirements for our products in order to preserve this warranty period beyond the standard 18-month limit. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is included in accrued expenses and long term liabilities on the accompanying consolidated balance sheet.

Changes in the Company’s warranty liability are as follows (in thousands):

Balance at December 31, 2010	$734
Warranty expense	742
Warranty charges incurred	(863)
Balance at December 31, 2011	$613
Warranty expense	1,294
Warranty charges incurred	(1,152)
Balance at December 31, 2012	$755
Warranty expense	589
Warranty charges incurred	(782)
Balance at December 31, 2013	$562
Warranty liability included in accrued expenses	$529
Long term warranty liability	33
Balance at December 31, 2013	$562

Long-Term Liabilities

Long term liabilities consisted of the following at December 31 (in thousands):

	2013	2012
Deferred revenue	$601	$533
Technology licensing agreement	88	100
Warranty liability	33	61
Sublease deposits	19	19
	$741	$713

Stock-Based Compensation Expense

Total stock-based compensation expense relating to our equity plans in the twelve-month period ended December 31, 2013, 2012 and 2011 was $1.7 million, $1.4 million and $1.7 million, respectively. Our weighted average forfeiture rate was 18.9%, 17.0% and 15.3% for 2013, 2012 and 2011, respectively. Details of our stock-based compensation include the following (in thousands):

	2013	2012	2011
Stock-based compensation expense by caption:
Cost of product revenue	$254	$216	$199
Cost of service and other revenue	116	70	79
Research and development	204	153	166
Selling and marketing	587	484	455
General and administrative	539	486	807
	$1,700	$1,409	$1,706
Stock-based compensation expense by type of award:
Stock options	$1,488	$1,213	$1,707
Restricted stock awards	212	196	(1)
	$1,700	$1,409	$1,706

We account for our stock-based compensation using Black Scholes option valuation model. Stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award. We develop our estimates of volatility, expected life, and forfeitures based on historical data and market information that can change significantly over time. We estimate stock price volatility based on implied and historical volatilities. Estimated option life and forfeiture rate assumptions are derived from historical data. The risk-free rates are based on the U.S. Treasury yield in effect at the time of grant.

Assumptions used in the Black-Scholes model for our stock plans are presented below:

	2013	2012	2011
Weighted average expected life in years	6.35 years	6.83 years	6.22 years
Weighted average expected volatility	76%	77%	76%
Volatility Range	75%-76%	75%-78%	75%-76%
Risk-free interest rate range	1.13%-2.38%	0.63%-1.00%	1.00%-2.25%

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

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon the ultimate settlement with the relevant tax authority. A number of years may elapse before a particular matter, for which we have recorded a liability, is audited and effectively settled. We review our tax positions quarterly and adjust the balance as new information becomes available. We classify interest accrued related to unrecognized tax benefits as interest expense.

We recognize and measure benefits for uncertain tax positions based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. At December 31, 2013 and 2012, the Company had no material unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

Segment Reporting

Active Power’s chief operating decision maker allocates resources and assesses the performance of its power management product development and sales activities as one segment.

Concentration of Credit Risk

Financial instruments which potentially subject Active Power to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Active Power’s cash and cash equivalents and investments are placed with high credit quality financial institutions and issuers. Active Power performs credit evaluations of its customers’ financial condition prior to entering into commercial transactions. We generally require letters of credit or prepayments from higher-risk customers as deemed necessary to ensure collection. Our allowance for doubtful accounts is estimated based on factors related to the credit risk of each customer. Individual receivables are written off after they have been deemed uncollectible. We also purchase several components from sole source or limited source suppliers.

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

The following customers accounted for a significant percentage of Active Power’s total revenue during each of the years ended December 31:

	2013	2012	2011
Caterpillar	14%	13%	16%
Hewlett Packard	22%	35%	36%
European based IT Customer	-	12%	-

No other customer represented more than 10% of our revenues in any of the years reported. Caterpillar represented 23% of our outstanding accounts receivable at December 31, 2013.  Hewlett Packard represented 23% of our outstanding receivables at December 31, 2012. In 2012, we had one additional customer from the EMEA region that represented more than 10% of our revenue.

Advertising Costs

We expense advertising costs as incurred. These expenses were approximately $23,000, $36,000 and $90,000 in 2013, 2012 and 2011, respectively.

Net (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands) for the years ended December 31:

	2013	2012	2011
Net loss	$(8,351)	$(1,922)	$(7,094)
Basic and diluted:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	19,329	18,584	16,104
Basic and diluted net loss per share	$(0.43)	$(0.10)	$(0.44)

The calculation of diluted net loss per share excludes 2,407,664, 1,882,584 and 1,943,648 shares of common stock issuable upon exercise of employee stock options as of December 31, 2013, 2012 and 2011, respectively, and 53,038 and 200,071 non-vested shares of common stock issuable upon exercise of restricted stock awards as of December 31, 2013 and 2012, respectively, because their inclusion in the calculation would be anti-dilutive.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (AOCI). ASU 2013-02 requires a roll-forward of changes in AOCI by component and information about significant reclassifications from AOCI to Net earnings to be presented in one location, either on the face of the financial statements or in the notes. This new guidance is effective for fiscal years beginning after December 15, 2012 and subsequent interim periods. The requirements of ASU 2013-02 did not have a material impact on our consolidated financial statements. The only reclassification from AOCI to net earnings in 2013 was in relation to the settlement of translation on a liquidated subsidiary which was less than $0.1 million and was reflected in other income (expense), net, in the consolidated statement of operations.

In March 2013, the FASB issued ASU 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the application of GAAP to the release of cumulative translation adjustments related to changes of ownership in or within foreign entities, including step acquisitions. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. We do not anticipate this pronouncement to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. We are currently assessing the impact, if any, on our consolidated financial statements.

2. Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2013	2012
Equipment	$9,168	$10,298
Demonstration units	1,470	1,828
Computers and purchased software	3,273	4,251
Furnitures and fixtures	380	444
Leasehold improvements	7,216	7,662
Construction in progress	458	188
	21,965	24,671
Accumulated depreciation	(18,909)	(22,213)
	$3,056	$2,458

In 2013, we reclassified $0.9 million of inventory into equipment related to test units for our latest generation UPS product.

3. Stockholders’ Equity

Preferred Stock

At December 31, 2013 and 2012, Active Power had 2,000,000 shares of preferred stock authorized and no shares outstanding.

Common Stock

Common stock reserved for future issuance at December 31, 2013 consisted of 3,667,109 shares of common stock reserved under our 2010 Stock Incentive Plan, of which 2,470,083 shares were subject to outstanding options and restricted shares and 1,185,026 shares were available for future grants of awards.  In May 2012, our Board of Directors approved the addition of 1,700,000 shares of our common stock to be issued in accordance with our 2010 Equity Incentive Plan, and such addition was subsequently approved by our stockholders. Options are subject to terms and conditions as determined by the Compensation Committee of our Board of Directors.

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

Stock Option Plan

Since its inception, we have authorized 5,682,296 shares of common stock for issuance under our 2000 and 2010 Stock Incentive Plans, however, we are only issuing new shares of common stock under our 2010 Stock Incentive Plan. We grant options under these plans that vest over periods of up to four years. The term of each option is no more than ten years from the date of grant. The total fair value of option shares vested in the year was $1.4 million, $1.7 million, and $0.9 million in 2013, 2012 and 2011, respectively.

Our policy is to issue new shares when we are required to issue shares upon share option exercises.

A summary of common stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Life (in years)
Outstanding at December 31, 2012	1,882,584	$6.67
Granted	1,470,200	3.86
Exercised	(200,025)	3.56
Canceled	(745,095)	6.57
Outstanding at December 31, 2013	2,407,664	$5.27	6.47
Vested and expected to vest at December 31, 2013	1,982,004	$5.62	5.99
Exercisable at December 31, 2013	1,070,423	$6.89	4.01

The weighted average grant date fair value per share of options granted during 2013, 2012 and 2011 was $2.60, $2.60 and $6.76, respectively.  The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options at the date of exercise) during the years ended December 31, 2013, 2012 and 2011 was $0.1 million, $0.1 million and $0.6 million, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2013 was $0.4 million and $0.1 million, respectively.

As of December 31, 2013, there was $2.4 million of total unrecognized compensation cost, related to non-vested stock options, that is expected to be recognized over a weighted-average vesting period of 3.1 years.

Restricted (non-vested) Shares

In 2013 and 2012, we issued approximately 6,000 and 248,000 restricted shares, respectively, to directors and employees of the Company. The restrictions lapse as the shares vest in equal quarterly installments over a four year period from the date of issuance. We recorded stock compensation expense related to restricted share units of $0.2 million in 2013. A summary of our restricted, or non-vested, shares is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2012	200,071	$3.81
Granted	6,000	4.01
Vested	(82,248)	3.81
Canceled	(70,785)	3.67
Outstanding at December 31, 2013	53,038	$4.00

As of December 31, 2013, there was $0.2 million of total unrecognized compensation cost related to restricted shares that is expected to be recognized over a weighted-average vesting period of 2.1 years. The total fair value of restricted share units vested in 2013 and 2012 was $0.3 million and $1.0 million, respectively. There were no material grants of restricted share units in 2011.

4. Income Taxes

There has been no provision or benefit for income taxes attributable to continuing operations recorded in the consolidated statement of operations in 2013 or 2012.

As of December 31, 2013, the Company had federal net operating loss carry-forwards of approximately $217.0 million and research and development credit carry-forwards of approximately $3.7 million. The net operating loss and credit carry-forwards will expire beginning in 2018, if not utilized. Utilization of the net operating losses and credit carry-forwards may be subject to a substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credit carry-forwards before utilization.

Significant components of the Company’s deferred taxes as of December 31 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Current deferred tax assets
Reserves and allowances	$1,177	$1,338
Deferred Rent	55
Deferred revenue	328	267
Valuation allowance for current deferred tax assets	(1,558)	(1,604)
Net current deferred tax assets	$2	$1
Noncurrent deferred tax assets
Acquired technology	695	791
Capital expenses	1,624	1,850
Stock compensation	699	706
Net operating loss and tax credit carryforwards	84,356	78,191
Valuation allowance for noncurrent deferred tax assets	(87,263)	(81,433)
Net noncurrent deferred tax assets	$111	$105
Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	(113)	(106)
Total current deferred tax liabilities	$(113)	$(106)
Net current deferred tax aset (liability)	$(111)	$(105)
Net noncurrent deferred tax aset (liability)	$111	$105
Net deferred taxes	$-	$-

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. The valuation allowance decreased by approximately $5.8 million during 2013. Approximately $6.4 million of the total valuation allowance in 2013 relates to tax benefits for stock option deductions included in the net operating loss carry-forward, which when realized, will be allocated directly to additional paid in capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

The Company’s provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before taxes due to the following:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(13.5)	7.2	1.8
R&D credits	(5.6)	1.3	(1.2)

Stock compensation	6.2	14.5	10.0
Effect of foreign operations	(20.5)	157.3	2.5
Expiration of net operating losses	-	63.2	-
Permanent items and other	(1.9)	6.8	0.1
Change in valuation allowance	69.3	(216.3)	21.0
	-%	-%	0.2%

The Company recognized no material adjustment in the liability for unrecognized income tax benefits. The reconciliation of the Company’s unrecognized tax benefits at the beginning and end of the year is as follows:

Balance at January 1, 2013	$1,677
Additions based on tax positions related to the current year	290
Additions for tax positions of prior years	23
Balance at December 31, 2013	$1,990

Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not materially impact the Company’s effective tax rate.

The tax years 2009 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

5. Commitments

We lease our office and manufacturing and engineering facilities and our foreign sales offices under operating lease agreements. These facilities’ leases are non-cancelable and obligate us to pay taxes and maintenance costs. Our corporate headquarters facility is subject to a lease agreement that expires in December 2016. From 2007 to December 2011, we subleased 31,000 square feet of our corporate headquarters facility pursuant to sublease agreements. Rent expense was offset by $0.3 million in 2011 for cash received pursuant to these sublease agreements. Our engineering facility of approximately 12,000 square feet is leased pursuant to a lease agreement that expires in March 2016. In July 2011, we leased an additional 26,195 square feet in a facility adjacent to our headquarters facility, in order to expand our manufacturing facility. This lease expired and we vacated the space in January 2013. For leases with escalating or de-escalating rent payments, we straight-line the cash flows over the period of the lease and defer the differences between cash flows and expense in the income statement on the balance sheet in either accrued expenses or prepaids and other assets. Net deferred rent on the consolidated balance sheet as of December 31, 2013 was $0.1 million. There was no deferred rent in 2012 or 2011.

In addition, we lease certain equipment such as copiers and phone systems under non-cancelable leases. Net rent expense was $1.7 million, $1.7 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum payments under these leases at December 31, 2013 are as follows (in thousands):

Rental payments
2014	$1,228
2015	1,193
2016	1,068
2017	113
2018	72
Total future minimum lease payments	$3,674

We enter into certain commitments to purchase inventory and other items in the course of normal operations. At December 31, 2013, the total of these commitments was $3.3 million, of which $3.2 million will mature in 2014 and $25,000 will mature in each subsequent year through 2017.

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

6. Employee Benefit Plan

We maintain a 401(k) Plan that covers substantially all full-time employees. Company contributions to the plan are determined at the discretion of the Board of Directors and vest ratably over five years of service starting after the first year of employment. We did not contribute to this plan in 2013, 2012 or 2011.

7. Geographic Information

Revenues for the year ended December 31 were as follows (in thousands):

	2013	2012
Americas	$50,365	$48,190
Europe, Middle East and Africa	6,941	21,917
Asia	4,393	6,208
Total	$61,699	$76,315

Revenues from foreign countries above represented shipments to customers located in 34 countries during 2013. We often ship to areas that are outside of the jurisdiction in which revenue is recognized. Substantially all of our property, plant and equipment are located in the United States. Net assets of operations in foreign countries (excluding intercompany receivables and payables eliminated in consolidation) were $5.8 million at December 31, 2013 and were mostly located in the UK, Germany and China.

8. Guarantees

In certain geographical regions, particularly Europe, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our delivery or warranty obligations. We secure these guarantees with standby letters of credit through our bank. At December 31, 2013 and 2012 we had $0.5 million and $0, respectively, of performance guarantees outstanding to customers that were secured with letters of credit.  The current guarantee is set to expire on April 17, 2014. There is no foreseeable risk that we will not be able to meet the performance obligations. Our restricted cash, as shown on the balance sheet, is related to these guarantees.

9. Revolving Credit Facility

In August 2010, we entered into a Second Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). This facility increased the total liquidity available from $6.0 million to $12.5 million subject to certain borrowing bases. This new facility expanded our ability to borrow funds from United States receivables to also include qualifying receivables from our United Kingdom operations, as well, increased our ability to use inventory as collateral, and also added an ability to borrow against purchase orders. These additional bases of borrowing were designed to allow us to use the credit facility to fund inventory purchases in the event we received large or multiple sales orders that would require a major investment in inventory and work in progress, to help fund continued growth in our business, and to manage our working capital requirements.

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

On August 5, 2010, we borrowed approximately $2.5 million in revolving loans, all of which was used to refinance all indebtedness owing from us to SVB under our previous credit facility. The new credit facility increased the total credit available from our previous loan facility with SVB, which was $5.0 million, and enables us to borrow against eligible inventory, foreign receivables and customer purchase orders in addition to eligible accounts receivable.

In August 2012, we entered into the Second Amendment to Second Amended and Restated Loan and Security Agreement with SVB (the “Amendment”) which amends the Second Amended and Restated Loan and Security Agreement, dated as of August 5, 2010, by and between us and SVB. Pursuant to the Amendment, the maturity date of the loan facility was extended by two years, to August 5, 2014, unless earlier terminated by us, subject to any then applicable early termination fee. The Amendment further provides for, among other things, (i) adding a $1.5 million sublimit under the borrowing base formula for 91 to 120 day aged accounts receivable, (ii) removing eligible purchase orders from the borrowing base formula, and (iii) removing sublimits providing for the issuance of letters of credit and cash management services. Additionally, pursuant to the Amendment, the definition of “Streamline Period” was amended such that the Company will be deemed to be in a Streamline Period in the event that it has a liquidity ratio of greater than or equal to 1.75:1.00 at all times for at least 60 consecutive days; provided that a Streamline Period will automatically be in effect if the Company achieves such liquidity ratio as a result of the sale of its equity securities.

Further, the Amendment provides for, among other things, (i) amending the finance charge on each eligible account financed by SVB to a per annum rate equal to SVB’s prime rate, subject to a minimum prime rate of four percent (4.00%), plus (a) one and one-quarter percent (1.25%) when we are in a Streamline Period or (b) one and three-quarters percent (1.75%) for eligible accounts (other than eligible 91 to 120 day aged accounts) and (c) two percent (2.00%) for eligible 91 to 120 day aged accounts when we are not in a Streamline Period, and (ii) reducing the interest rate upon which each inventory advance accrues interest such that each advance based upon inventory accrues interest at a per annum rate equal to SVB’s prime rate, subject to a minimum prime rate of four percent (4.00%), plus (a) one and one-quarter percent (1.25%) when we are in a Streamline Period or (b) three and one half percent (3.50%) when the Company is not in a Streamline Period.

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

At December 31, 2013 and 2012, $5.5 million was outstanding on these borrowings, at an interest rate of 5.25%. Based on the borrowing base formula, we had an additional $3.9 million available for use at December 31, 2013 under this credit facility.

 10. Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present selected unaudited consolidated statement of operations information for each of the quarters in the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	For the Quarter Ended
Year Ended December 31, 2013	December 31	September 30	June 30	March 31
Selected consolidated statement of operations information:
Total revenue	$13,926	$13,154	$20,195	$14,424
Total cost of goods sold	$9,750	$9,210	$13,273	$10,070
Gross profit	$4,176	$3,944	$6,922	$4,354
Operating expenses	$7,990	$6,909	$6,412	$5,702
Operating profit (loss)	$(3,814)	$(2,965)	$510	$(1,348)
Net income (loss)	$(4,127)	$(3,135)	$332	$(1,421)
Basic and diluted new income (loss) per share	$(0.21)	$(0.16)	$0.02	$(0.07)

Selected consolidated balance sheet information:
Current assets	$34,556	$39,110	$45,722	$42,019
Total assets	$37,907	$42,263	$49,052	$44,748
Current liabilities	$16,860	$18,194	$22,758	$19,208
Working capital	$17,696	$20,916	$22,964	$22,811
Long term obligations	$741	$737	$689	$774
Stockholders' equity	$20,306	$23,332	$25,605	$24,766

	For the Quarter Ended
Year Ended December 31, 2012	December 31	September 30	June 30	March 31
Selected consolidated statement of operations information:
Total revenue	$15,247	$19,611	$21,659	$19,798
Total cost of goods sold	$9,227	$13,996	$13,887	$14,491
Gross profit	$6,020	$5,615	$7,772	$5,307
Operating expenses	$6,329	$6,463	$7,269	$6,379
Operating profit (loss)	$(309)	$(848)	$503	$(1,072)
Net income (loss)	$(418)	$(847)	$490	$(1,147)
Basic and diluted new income (loss) per share	$(0.02)	$(0.04)	$0.03	$(0.06)

Selected consolidated balance sheet information:
Current assets	$43,032	$42,950	$44,334	$44,352
Total assets	$45,799	$46,135	$47,787	$47,892
Current liabilities	$19,087	$19,501	$20,812	$21,551
Working capital	$23,945	$23,449	$23,522	$22,801
Long term obligations	$713	$798	$834	$748
Stockholders' equity	$25,999	$18,900	$19,937	$20,519

11. Subsequent Events

On February 26, 2014, we entered into an underwriting agreement to sell 3,651,250 shares of our common stock at $3.15 per share in a public offering (including shares subject to the underwriter’s over-allotment option). The aggregate net proceeds to us were approximately $10.5 million, after deducting $1.0 million in offering related expenses and underwriting discounts and commissions. The transaction closed on March 3, 2014.