Form 10-Q
period 2014-03-31
ACTIVE POWER INC
filed 2014-05-01
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of common stock, par value of $0.001 per share, outstanding at April 28, 2014 was 23,078,761.

ACTIVE POWER, INC.

Index
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2014	December 31, 2013
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$18,656	$12,261
Restricted cash	520	520
Accounts receivable, net of allowance for doubtful accounts of $261 and $313 at March 31, 2014 and December 31, 2013, respectively	9,398	9,075
Inventories, net	12,921	12,020
Prepaid expenses and other	575	680
Total current assets	42,070	34,556
Property and equipment, net	2,798	3,056
Deposits and other	296	295
Total assets	$45,164	$37,907

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,427	$2,993
Accrued expenses	4,530	5,583
Deferred revenue	2,577	2,749
Revolving line of credit	5,535	5,535
Total current liabilities	17,069	16,860
Long-term liabilities	746	741
Stockholders' equity:
Preferred stock - $0.001 par value; 2,000 shares authorized	-	-
Common stock - $0.001 par value; 30,000 shares authorized; 23,145 and 19,452 issued and 23,079 and 19,388 outstanding at March 31, 2014 and December 31, 2013, respectively	23	19
Treasury stock	(222)	(215)
Additional paid-in capital	301,886	290,964
Accumulated deficit	(275,042)	(271,168)
Other accumulated comprehensive income	704	706
Total stockholders' equity	27,349	20,306
Total liabilities and stockholders' equity	$45,164	$37,907

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Operations and Comprehensive Loss
(in thousands, except per share amounts; unaudited)

	Three Months Ended March 31,
	2014	2013
		(restated)
Revenues:
Product revenue	$7,457	$11,450
Service and other revenue	3,481	2,974
Total revenue	10,938	14,424

Cost of goods sold:
Cost of product revenue	5,905	7,966
Cost of service and other revenue	2,105	2,104
Total cost of goods sold	8,010	10,070
Gross profit	2,928	4,354

Operating expenses:
Research and development	2,080	1,631
Selling and marketing	2,888	2,937
General and administrative	1,606	1,134
Total operating expenses	6,574	5,702
Loss from Operations	(3,646)	(1,348)

Interest expense, net	(101)	(82)
Other income (expense), net	(127)	9

Net loss	$(3,874)	$(1,421)
Net loss per share, basic and diluted	$(0.19)	$(0.07)

Shares used in computing net loss per share, basic and diluted	20,574	19,225

Comprehensive loss:
Net loss	$(3,874)	$(1,421)
Translation loss on subsidiaries denominated in foreign currencies	(2)	(301)
Comprehensive loss	$(3,876)	$(1,722)

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands; unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	At Cost	Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehen- sive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2013	19,452	$19	51	$(215)	$290,964	$(271,168)	$706	$20,306
Employee stock option exercises	34	-	-	-	108	-	-	108
Release of Restricted Stock	8	-	-	-	-	-	-	-
Shares held in treasury	-	-	2	(7)	-	-	-	(7)
Net translation loss on foreign subsidiaries	-	-	-	-	-	-	(2)	(2)
Stock-based compensation	-	-	-	-	333	-	-	333
Sale of common stock, net of issuance costs	3,651	4	-	-	10,481	-	-	10,485
Net loss	-	-	-	-	-	(3,874)	-	(3,874)
Balance at March 31, 2014	23,145	$23	53	$(222)	$301,886	$(275,042)	$704	$27,349

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands; unaudited)

	Three Months Ended March 31,
	2014	2013
		(restated)

Operating activities
Net loss	$(3,874)	$(1,421)
Adjustments to reconcile net loss to cash provided by (used in) operating activites:
Depreciation expense	314	262
Change to allowance for doubtful accounts	(52)	(42)
Impairment on fixed assets	-	(17)
Stock-based compensation	333	137
Changes in operating assets and liabilities:
Restricted cash	-	(129)
Accounts receivable	(271)	4,530
Inventories	(901)	1,649
Prepaid expenses and other assets	104	(3,463)
Accounts payable	1,434	872
Accrued expenses	(1,053)	(23)
Deferred revenue	(172)	(728)
Long term liabilities	5	61
Net cash provided by (used in) operating activities	(4,133)	1,688

Investing activities
Purchases of property and equipment	(56)	(231)
Proceeds from sale of fixed assets	-	17
Net cash used in investing activities	(56)	(214)

Financing activities
Proceeds from public offering of common stock, net of issuance costs	10,485	-
Proceeds from employee stock purchases	108	388
Taxes paid related to net share settlement of equity awards	(7)	(36)
Net cash provided by financing activities	10,586	352

Translation loss on subsidiaries in foreign currencies	(2)	(301)

Change in cash and cash equivalents	6,395	1,525
Cash and cash equivalents, beginning of period	12,261	13,524
Cash and cash equivalents, end of period	$18,656	$15,049

See accompanying notes.

Index
Active Power, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

1.	Significant Accounting Policies

Organization and Basis of presentation

Active Power, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “Active Power” or the “Company”) design, manufacture, and sell flywheel-based uninterruptible power supply (“UPS”) products and modular infrastructure solutions (“MIS”). Our products and solutions are based on our patented flywheel and power electronics technology and are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances. We also offer services, including hardware and software maintenance, on all Active Power products, and other professional services such as assessment and implementation for our customers’ infrastructure projects.

Our products and solutions are designed to deliver continuous conditioned power during power disturbances and outages, voltage sags and  surges, and provide ride-through power in the event of utility failure, supporting operations until utility power is restored or a longer term alternative power source, such as a diesel generator, is started. We sell our products globally through our direct sales force, manufacturer’s representatives, Original Equipment Manufacturer (“OEM”) channels and IT partners. Our current principal markets are the Americas, Europe, Middle East and Africa (“EMEA”), and Asia.

We were founded as a Texas Corporation in 1992 and reincorporated in Delaware in 2000 prior to our initial public offering. Our headquarters are in Austin, Texas, with international offices in the United Kingdom, Germany and China.

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from our audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, and include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Please refer to our filing on Form 10-Q/A for the period ended March 31, 2013 for information regarding the restatement of our financial results for the period ended March 31, 2013.

2.	Supplemental Balance Sheet Information

Restricted Cash

Our restricted cash balance of $0.5 million as of March 31, 2014 consists primarily of secured performance and deposit guarantees given to customers. Upon satisfaction of these guarantees, the restriction on these funds will be released.

Receivables

Accounts receivable consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Trade receivables	$9,659	$9,388
Less: Allowance for doubtful accounts	(261)	(313)
	$9,398	$9,075

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, our credit losses have been minimal, primarily because the majority of our revenues were generated from large customers, including Caterpillar, Inc. (“Caterpillar”) and Hewlett Packard Corporation (“HP”).

Index
Inventories

Inventories consist of the following (in thousands, net of allowance):

	March 31, 2014	December 31, 2013
Raw materials	$5,018	$4,521
Work in process	3,105	2,429
Finished goods	4,798	5,070
	$12,921	$12,020

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Compensation, severance and benefits	$1,914	$2,685
Warranty liability	462	529
Taxes	424	483
Professional fees	517	759
Other	1,213	1,127
	$4,530	$5,583

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

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2013	$562
Warranty expense	132
Payments	(215)
Adjustments	9
Balance at March 31, 2014	$488

Warranty liability included in accrued expenses	$462
Long-term warranty liability	26
Balance at March 31, 2014	$488

Revenue Recognition

In general, we recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. In general, revenue is recognized when revenue-generating transactions generally fall into one of the following categories of revenue recognition:

●	We recognize product revenue at the time of shipment for a significant portion of all products sold directly to customers and through distributors because title and risk of loss pass on delivery to the common carrier. Our customers and distributors do not have the right to return products. If title and risk of loss pass at some other point in time, we recognize such revenue for our customers when the product is delivered to the customer and title and risk of loss have passed. We may enter into bill-and-hold arrangements and when this happens delivery may not occur, but other criteria are reviewed to determine proper timing of revenue recognition.

●	We recognize installation, service and maintenance revenue at the time the service is performed.

Index
●	We recognize revenue associated with extended maintenance agreements (“EMAs”) over the life of the contracts using the straight-line method, which approximates the expected timing in which applicable services are performed. Amounts collected in advance of revenue recognition are recorded as a current liability in the deferred revenue line of the consolidated balance sheet or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

●	We recognize revenue on certain rental programs over the life of the rental agreement using the straight-line method. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

●	Shipping costs reimbursed by the customer are included in revenue.

When collectability is not reasonably assured, we defer revenue and will recognize revenue on a cost recovery basis as payments are received.

Multiple element arrangements (“MEAs”) are arrangements to sell products to customers that frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of our CleanSource® UPS or CleanSource PowerHouse products, combined with one or more of the following products: design services, project management, commissioning and installation services, spare parts or consumables, and EMAs. Delivery of the various products or performance of services within the arrangement may or may not coincide. Certain services related to design and consulting may occur prior to delivery of product. Commissioning and installation typically take place within six months of product delivery, depending upon customer requirements. EMAs, consumables, and repair, maintenance or consulting services generally are delivered over a period of one to five years. In certain arrangements revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of future products and services.

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

3.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
		(restated)

Net loss	$(3,874)	$(1,421)
Basic and diluted:
Weighted-average shares of common stock oustanding used in computing basic and diluted net loss per share	20,574	19,225

Basic and diluted net loss per share	$(0.19)	$(0.07)

The calculation of diluted loss per share excludes 2,673,364 and 2,315,899 shares of common stock issuable upon exercise of employee stock options as of March 31, 2014 and 2013, respectively, and non-vested shares of common stock issuable upon exercise of 42,923 and 178,638 restricted stock units as of March 31, 2014 and 2013, respectively, because their inclusion would be anti-dilutive.

4.	Fair Value of Financial Instruments

Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to satisfy a liability in an orderly transaction between market participants. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, fair value is established, which categorizes the inputs used in measuring fair value as follows:

Index
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

Our cash and cash equivalents include money-market funds for which the fair value was determined using Level 1 inputs and was $3.1 million as of March 31, 2014 and December 31, 2013. For cash and cash equivalents, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments.

5.	Guarantees

In certain geographical regions, particularly Europe, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our delivery or warranty obligations. We secure these guarantees with standby letters of credit through our bank. At both March 31, 2014 and December 31, 2013, we had a $0.5 million performance guarantee outstanding to a customer that was secured with a letter of credit. This guarantee expired on April 17, 2014. There is no foreseeable risk that we will not be able to meet the performance obligations. Our restricted cash, as shown on the balance sheet, is related to this guarantee.

6.	Stockholders’ Equity

In March 2014, we sold approximately 3.7 million shares of common stock at a purchase price of $3.15 per share in a public underwritten offering made under a shelf registration statement that we had filed with the SEC and that had been declared effective in June 2013. This offering resulted in proceeds, net of expenses including underwriting discounts, commissions and fees of $0.8 million and professional service expenses of $0.2 million, of approximately $10.5 million. The proceeds from this offering will be used by us to help fund our working capital requirements and for general corporate purposes.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A, of our 2013 Annual Report on Form 10-K and in Part II, Item 1A, of this Form 10-Q for a discussion of items that may affect our future results.

Overview

Active Power designs, manufactures, and sells flywheel-based uninterruptible power supply (“UPS”) products and modular infrastructure solutions (“MIS”). Our products and solutions are based on our patented flywheel and power electronics technology and are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances. We also offer services, including hardware and software maintenance, on all Active Power products, and other professional services such as assessment and implementation for our customers’ infrastructure projects.

Our products and solutions are designed to deliver continuous, conditioned power during power disturbances and outages, voltage sags and surges, and to provide ride-through power in the event of utility failure, supporting operations until utility power is restored or a longer term alternative power source, such as a diesel generator, is started.

Our headquarters are in Austin, Texas, and we have international offices in the United Kingdom, Germany, and China.

Results of Operations

	Three Months Ended March 31,				Variance 2014 vs, 2013

($ in thousands)	2014	% of total revenue	2013	% of total revenue	$	%
			(restated)

Product revenue	$7,457	68%	$11,450	79%	$(3,993)	-35%
Service and other revenue	3,481	32%	2,974	21%	507	17%
Total revenue	10,938	100%	14,424	100%	(3,486)	-24%
Cost of product revenue	5,905	54%	7,966	55%	(2,061)	-26%
Cost of service and other revenue	2,105	19%	2,104	15%	1	0%
Total cost of goods sold	8,010	73%	10,070	70%	(2,060)	-20%
Gross profit	2,928	27%	4,354	30%	(1,426)	-33%
Operating expenses:
Research and development	2,080	19%	1,631	11%	449	28%
Selling and marketing	2,888	26%	2,937	20%	(49)	-2%
General and administrative	1,606	15%	1,134	8%	472	42%
Total operating expenses	6,574	60%	5,702	39%	872	15%
Loss from Operations	(3,646)	-33%	(1,348)	-9%	(2,298)	-170%
Interest expense, net	(101)	-1%	(82)	-1%	(19)	-23%
Other income (expense), net	(127)	-1%	9	0%	(136)	-1511%

Net Loss	$(3,874)	-35%	$(1,421)	-10%	$(2,453)	-173%

Index
 Product revenue.  Our product revenue was derived from the following sources:

($ in thousands)	Three Months Ended March 31,		Variance
	2014	2013	$	%
		(restated)
Product revenue:
UPS product revenue	$6,636	$7,420	$(784)	-11%
Modular Infrastructure Solutions	821	4,030	(3,209)	-80%
Total product revenue	$7,457	$11,450	$(3,993)	-35%

Total product revenue for the three-month period ended March 31, 2014 decreased by $4.0 million, or 35%, compared to the same period in 2013. The decrease was driven primarily by a $3.2 million reduction in MIS sales, where a large order in the first quarter of 2013 was not repeated in 2014. UPS revenue was down $0.8 million, or 11%. We expect product mix to continue to fluctuate as we obtain large customer orders for either UPS or MIS products in any particular quarter.

Product revenue from our OEM channels for the three-month period ended March 31, 2014 was $1.5 million, a decrease of approximately $0.5 million, or 23%, compared to revenue of $2.0 million for the first quarter of 2013. This reflected decreased OEM activity in the EMEA market, partially offset by an increase in activity in the Americas. The size and volume of orders from our OEM channels can fluctuate significantly on a quarterly basis and we continue to see fewer, but larger value transactions from our OEM channel. We have supported our OEM partners’ efforts to sell total solutions to their customers that include generators and switchgear that they manufacture along with our UPS products. Sales to Caterpillar, our primary OEM channel, represented $1.5 million, or 20% of our product revenue, for the three-month period ended March 31, 2014, compared to $2.0 million, or 17% of our product revenue, in the comparable period of 2013. Caterpillar remains one of our largest UPS customers as well as our largest OEM customer.

Product revenue from our IT channel for the first quarter of 2014 was $0.8 million, compared to $0.9 million for the first quarter of 2013, which represents a $0.1 million, or 11%, decrease. This reduction reflects decreased demand for our MIS products during the first quarter of 2014 from our IT channel partners, primarily HP. The level of orders from this channel fluctuates depending on our partners’ success and the end user’s need for infrastructure solutions.

Product revenue in the Americas was $5.0 million, or 67% of our product revenue, for the three-month period ended March 31, 2014, compared to $10.0 million, or 88% of our product revenue, for the same period in 2013. The decrease reflects lower MIS revenues which historically have largely originated in the North American market.

We sell products directly to customers in Asia and EMEA and also through a network of international distributors. Product sales to customers in Asia were $0.7 million, or 10% of our total product revenue, in the three-month period ended March 31, 2014, compared to $(0.3) million, or (3)%, for the same period in 2013. The increase was primarily driven by negative revenue in the 2013 period associated with adjustments made to revenue from distributors in China. See Footnote 2 to our March 31, 2013 Form 10-Q/A for more information regarding adjustments to our revenues for the three-month period ended March 31, 2013 in the Asia region. Product revenue in EMEA was $1.7 million, or 23% of product revenue, in the three-month period ended March 31, 2014, compared to $1.7 million, or 15%, for the same period of 2013. This fluctuation is primarily attributable to variations in sales of our MIS products in each region in the relevant period and illustrates the impact of larger orders from fewer customers for each of these regions. Products may sometimes be shipped outside of the region in which the revenues were generated.

Sales of our branded products through our direct and manufacturer’s representative channels represented 69% and 75% of our product revenue for the three-month periods ended March 31, 2014 and 2013, respectively.

Service and other revenue. Service and other revenue increased by approximately $0.5 million, or 17%, for the three-month period ended March 31, 2014, compared to the same period of 2013. This increase reflects higher professional fees associated with MIS product sales recorded in the first quarter of 2014.

Cost of product revenue. The cost of product revenue as a percentage of total product revenue was 79% for the three-month period ended March 31, 2014, compared to 70% for the same period in 2013. The increase in costs as a percentage of revenue reflects a lower rate of absorption of overhead costs due to the lower revenue and production. During the first quarter of 2014 and 2013, we operated a manufacturing facility that has a manufacturing and testing capacity significantly greater than required by our current product revenue levels.

Cost of service and other revenue. The cost of service and other revenue was 60% of service and other revenue in the three-month period ended March 31, 2014, compared to 71% for the same period of 2013.  The decrease reflects a shift in the types of services provided, with professional services being up in first quarter 2014 compared to the same period in 2013. The utilization of our service personnel will be affected by the number of MIS solution products implemented in a particular period, and in periods where we have a low number of installation projects we would expect our costs as a percentage of revenue to increase due to lower employee utilization.

Index
Gross profit. For the three-month period ended March 31, 2014, our gross profit was 27% of revenue, compared to 30% for the first quarter of 2013. The decrease in the margin is related to under absorption of fixed overhead costs in manufacturing due to the lower revenue and manufacturing production in the quarter.

Research and development. Research and development expenses were approximately $0.4 million, or 28%, higher in the first quarter of 2014 compared to the first quarter of 2013. The increase was primarily due to development activities on our next generation of UPS product and higher severance costs. With our new product we feel we will offer greater power modularity and space efficiencies compared to our existing UPS products, especially as we target the higher power market segment.

Selling and marketing. Selling and marketing costs were approximately $49,000, or 2%, lower in the first quarter of 2014 compared to the first quarter of 2013.

General and administrative. General and administrative expenses for the first quarter of 2014 increased approximately $0.5 million, or 42%, compared to the same period in 2013 due to higher compensation expenses, severance and professional fees.

Interest expense, net. Net interest expense of $0.1 million remained relatively flat for the first quarter of 2014 compared to the first quarter of 2013. The interest expense incurred during 2014 and 2013 was in connection with the outstanding balance on our revolving credit facility.

Other income (expense), net. Other expense, net was $0.1 million in the first quarter of 2014 compared to other income, net of $9,000 in the first quarter of 2013, which primarily reflect foreign exchange losses or gains on bank accounts and sales contracts held in foreign currencies.

Liquidity and Capital Resources

Our primary sources of liquidity at March 31, 2014 are our cash and cash equivalents on hand, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections, we expect we will have adequate capital resources to continue operating our business for at least the next twelve months. Our projections and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2014 and beyond or significantly affect our level of liquidity.

We are a party to an amended and restated Loan and Security Agreement with Silicon Valley Bank which provides for a total line of credit of up to $12.5 million, subject to certain borrowing bases, and a maturity date of August 5, 2014. The revolving loans made to us under this loan facility are secured by a lien on substantially all of our assets. We are currently in compliance with all loan covenants under the loan facility. As of March 31, 2014, we had outstanding borrowings of $5.5 million under this loan facility and, based on the borrowing base formula, the additional amount available to us for use ranged between $1.1 million and $3.9 million during the quarter. For further information regarding this loan facility, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

In March 2014, we sold approximately 3.7 million shares of common stock at a purchase price of $3.15 per share, for proceeds, net of fees and expenses, of approximately $10.5 million, in a public underwritten offering made under a shelf registration statement that we had filed with the Securities and Exchange Commission and that had been declared effective in June 2013. The proceeds from this offering will be used by us to help fund our working capital requirements and for general corporate purposes.

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

The following table summarizes the changes in cash provided by (used in) operating activities:

Index
($ in thousands)	Three Months Ended March 31,		Variance
	2014	2013	$	%
		(restated)
Cash provided by (used in) operating activities	$(4,133)	$1,688	$(5,821)	-345%
Cash used in operating activities was $4.1 million in the three-month period ended March 31, 2014 compared to cash provided by operating activities of $1.7 million the same period of 2013. Cash used in operating activities in 2014 was primarily due to higher net losses combined with a reduction in accrued liabilities associated with payments made on professional fees, compensation and benefits. Cash provided by operating activities in 2013 was primarily driven by a source of cash resulting from a decrease from working capital reductions including a reduction in accounts receivables and inventory partially offset by an increase in prepaid expenses and other assets.

The fluctuations in working capital can be impacted by the timing of product orders and shipments. In the three-month period ended March 31, 2014, we saw an increase of approximately $0.9 million in inventory compared to December 31, 2013.  There was also an increase in accounts payable of $1.4 million, a decrease in accrued expenses of $1.1 million, and an increase in receivables of $0.3 million from December 31, 2013 to March 31, 2014. These changes reflect the frequent changes in our working capital that can result in very large fluctuations in inventory, payables and receivables based on the large size of some of our orders.

The following table summarizes the changes in cash used in investing activities:

($ in thousands)	Three Months Ended March 31,		Variance
	2014	2013	$	%
		(restated)
Cash used in investing activities	$(56)	$(214)	$158	74%

Investing activities primarily consist of purchases of property and equipment. Capital expenditures were $0.2 million, or 76% lower in the three-month period ending March 31, 2014, compared to the same period of 2013, as we invested less in capital improvements during the first quarter of 2014.

The following table summarizes the changes in cash provided by financing activities:

($ in thousands)	Three Months Ended March 31,		Variance
	2014	2013	$	%
		(restated)
Cash provided by financing activities	$10,586	$352	$10,234	2907%

Funds provided by financing activities in the period ending March 31, 2014 primarily includes the sale of common stock at a purchase price of $3.15 per share, for proceeds, net of fees and expenses, of approximately $10.5 million, in a public underwritten offering, and also reflects the proceeds from the exercise of employee stock options.

Funds provided during the three-months ended March 31, 2013 primarily reflect the proceeds received from stock option exercises.

We believe that our cash and cash equivalents, projected cash flows from operations and sources of available liquidity will be sufficient to fund our operations for the next twelve months. However, a sudden change in business volume, positive or negative, from any of our business or channel partners, or in our direct business, or any customer-driven events such as order or delivery deferral, could significantly impact our expected revenues and cash needs. The continuing global economic instability has increased the already present challenge of predicting future revenues. We do have some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we see and anticipate a shortfall in revenue, or give us time to identify additional sources of funding if we anticipate an increase in our working capital requirements due to increased revenues or changes in our revenue mix. A significant increase in sales, especially in our MIS business, would likely increase our working capital requirements, due to the longer production time and cash cycle of sales of these products.

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For a description of our market risks, see Part I, Item 7A in our 2013 Annual Report on Form 10-K. There have been no material changes in our exposures to market risk since December 31, 2013.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

SEC Inquiry

By letter dated September 30, 2013, the SEC Division of Enforcement has notified us that it is conducting an investigation regarding us, including matters relating to our public statements regarding Digital China Information Services Company Limited (“Digital China”) and our distribution relationships in China. We have been and intend to continue cooperating fully with the SEC.

Audit Committee Internal Investigation

The audit committee of our Board of Directors, with the assistance of independent counsel, conducted an investigation into the facts and circumstances surrounding our agreements and transactions with Qiyuan, including the statements made regarding Qiyuan’s affiliation with Digital China. The investigation was completed in February 2014.

Stockholder Litigation

On September 10, 2013, a purported class action complaint was filed in the United States District Court for the Western District of Texas against us and certain of our former executives. The case is captioned Don Lee v. Active Power, Inc., et. al., Civil Action No. 1:3-cv-00797. The complaint alleges that on April 30, 2013, we announced during a conference call that we had entered into a strategic distribution partnership with Digital China.  However, on September 5, 2013, after the close of trading, we disclosed that our partnership was with Qiyuan Network System Limited, which is neither an affiliate nor a subsidiary of Digital China.  The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and seeks unspecified damages on behalf of all stockholders.   On March 7, 2014, we filed a motion to dismiss the class action complaint.  Plaintiffs filed an opposition to our motion on April 21, 2014.  We have until May 21, 2014, to file our reply, and anticipate that it will take several months to obtain a ruling from the court on this motion.

 On September 13, 2013 and October 14, 2013, two separate stockholders filed complaints in the District Court of Travis County, Texas purporting to bring derivative actions on behalf of us against certain current and former officers and directors of the Company.  The first derivative action is captioned Okumura v. Almgren, et. al., Cause No. D-1-GN-13-003230 and the second derivative action is captioned David B. Shaev IRA v. Milner, et. al., Cause No. D-1-GN-13-003557.  The allegations of each derivative complaint mirror those of the class action complaint, and they assert claims for breach of fiduciary duty, unjust enrichment, and/or abuse of control and seek damages on behalf of us.  Defendants have entered into an agreement with each of the plaintiffs to stay both of the derivative actions pending the outcome of the motion to dismiss in the securities class action.

We have directors’ and officers’ and corporate liability insurance to cover risks associated with the stockholder litigation and we have notified our insurers of the complaints described above.  Due to the early stage of each litigation, however, it is not possible to estimate the amount or range of possible loss that might result from adverse judgments or settlements of the actions.

Index
Item 1A.	Risk Factors.

You should carefully consider the risks described below and in Item 1A of our 2013 Annual Report on Form 10-K before making a decision to invest in our common stock or in evaluating Active Power and our business. The risks and uncertainties described below and in our 2013 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations.

The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2013 Annual Report on Form 10-K.  Except as presented below, there have been no material changes from the risk factors described in our 2013 Annual Report on Form 10-K.

Our business could be impacted by changes in liquidity and by customer credit risk on receivables.

We have a history of operating losses, and have not yet reached operating profitability on an annual basis. If our revenues do not meet our expectations, our costs exceed our estimates or our working capital needs are greater than anticipated, we may not have adequate liquidity to continue operating our business. Our cash requirements will depend on many factors, including future sales growth, the demand for our products, the gross profit we are able to generate with our sales, the timing and level of research and development funding, the rate of expansion of our sales and marketing activities, the rate of expansion of our manufacturing processes, litigation matters, and the timing and extent of research and development projects. For example, a substantial increase in sales of our CleanSource PowerHouse or our modular IT infrastructure solutions products or a substantial increase in UPS sales may materially impact the amount of working capital required to fund our operations. In order to increase our MIS sales, we may be required to make larger investments in inventory and receivables. These larger investments may require us to obtain additional sources of working capital, debt or equity financing in order to fund our business. Even if we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness.

Most of our sales are on an open credit basis. As a result of our customer concentration, our failure to collect receivables from any of our customers in a timely manner could have a significant adverse effect on our liquidity. The collection risk may potentially increase as we sell more PowerHouse products due to their higher average selling price. If future actual default rates on receivables differ from those currently anticipated, our working capital could decrease and we may not have adequate liquidity to continue operating our business.

Index
Item 6.	Exhibits.

  See Index to Exhibits below following the signature page to this report, which is incorporated herein by reference.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

May 1, 2014	/s/ Mark A. Ascolese
(Date)	Mark A. Ascolese
President and Chief Executive Officer
(Principal Executive Officer)

May 1, 2014	/s/ James A. Powers
(Date)	James A. Powers
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Index
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1†	Restated Certificate of Incorporation of Active Power, as amended

3.2†	Second Amended and Restated Bylaws of Active Power, as amended

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-1 (SEC File No. 333-36946))

4.2†	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1†	Separation Agreement and Release, dated January 4, 2014, between Active Power and J. Noel Foley

31.1†	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††
The following financial statements from the Active Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Incorporated by reference to the indicated filing.
†	Filed with this report.
††    Furnished with this report.