Form 10-Q
period 2014-06-30
ACTIVE POWER INC
filed 2014-08-01
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☒

Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

The number of shares of common stock, par value of $0.001 per share, outstanding at July 29, 2014 was 23,090,255.

ACTIVE POWER, INC.

Index
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2014	December 31, 2013
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$16,188	$12,261
Restricted cash	7	520
Accounts receivable, net of allowance for doubtful accounts of $220 and $313 at June 30, 2014 and December 31, 2013, respectively	8,233	9,075
Inventories, net	11,531	12,020
Prepaid expenses and other	468	680
Total current assets	36,427	34,556
Property and equipment, net	2,625	3,056
Deposits and other	298	295
Total assets	$39,350	$37,907

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,888	$2,993
Accrued expenses	4,262	5,583
Deferred revenue	2,844	2,749
Revolving line of credit	5,535	5,535
Total current liabilities	15,529	16,860
Long-term liabilities	697	741
Stockholders' equity:
Preferred stock - $0.001 par value; 2,000 shares authorized	-	-
Common stock - $0.001 par value; 40,000 and 30,000 shares authorized; 23,149 and 19,452 shares issued and 23,082 and 19,388 shares outstanding at June 30, 2014 and December 31, 2013, respectively	23	19
Treasury stock	(226)	(215)
Additional paid-in capital	302,058	290,964
Accumulated deficit	(279,455)	(271,168)
Other accumulated comprehensive income	724	706
Total stockholders' equity	23,124	20,306
Total liabilities and stockholders' equity	$39,350	$37,907

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Operations and Comprehensive Loss
(in thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
		(restated)		(restated)
Revenues:
Product revenue	$7,484	$15,385	$14,941	$26,835
Service and other revenue	2,670	4,810	6,151	7,784
Total revenue	10,154	20,195	21,092	34,619

Cost of goods sold:
Cost of product revenue	6,352	10,623	12,257	18,589
Cost of service and other revenue	1,887	2,650	3,992	4,754
Total cost of goods sold	8,239	13,273	16,249	23,343
Gross profit	1,915	6,922	4,843	11,276

Operating expenses:
Research and development	1,600	1,800	3,680	3,431
Selling and marketing	3,152	3,033	6,040	5,970
General and administrative	1,469	1,579	3,075	2,713
Total operating expenses	6,221	6,412	12,795	12,114
Income (loss) from Operations	(4,306)	510	(7,952)	(838)

Interest expense, net	(106)	(82)	(207)	(164)
Other income (expense), net	(1)	(96)	(128)	(87)
Net income (loss)	$(4,413)	$332	$(8,287)	$(1,089)
Net income (loss) per share, basic	$(0.19)	$0.02	$(0.38)	$(0.06)
Net income (loss) per share, diluted	$(0.19)	$0.02	$(0.38)	$(0.06)

Shares used in computing net income (loss) per share, basic	23,114	19,296	21,851	19,261
Shares used in computing net income (loss) per share, diluted	23,114	19,491	21,851	19,261

Comprehensive income (loss):
Net income (loss)	$(4,413)	$332	$(8,287)	$(1,089)
Translation gain (loss) on subsidiaries denominated in foreign currencies	20	102	18	(199)
Comprehensive income (loss):	$(4,393)	$434	$(8,269)	$(1,288)

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands; unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	At Cost	Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2013	19,452	$19	51	$(215)	$290,964	$(271,168)	$706	$20,306
Employee stock option exercises	34	-	-	-	108	-	-	108
Release of Restricted Stock	12	-	-	-	-	-	-	-
Shares held in treasury	-	-	4	(11)	-	-	-	(11)
Net translation gain on foreign subsidiaries	-	-	-	-	-	-	18	18
Stock-based compensation	-	-	-	-	552	-	-	552
Sale of common stock, net of issuance costs	3,651	4	-	-	10,434	-	-	10,438
Net loss	-	-	-	-	-	(8,287)	-	(8,287)
Balance at June 30, 2014	23,149	$23	55	$(226)	$302,058	$(279,455)	$724	$23,124

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands; unaudited)

	Six Months Ended
	June 30,
	2014	2013
		(restated)
Operating activities
Net loss	$(8,287)	$(1,089)
Adjustments to reconcile net loss to cash provided by (used in) operating activites:
Depreciation expense	620	559
Change to allowance for doubtful accounts	(93)	(76)
Gain on disposal of fixed assets	(19)	(13)
Impairment on fixed assets	-	(17)
Stock-based compensation	552	528
Changes in operating assets and liabilities:
Restricted cash	513	(615)
Accounts receivable	935	2,867
Inventories	489	(1,276)
Prepaid expenses and other assets	209	(3,023)
Accounts payable	(105)	3,604
Accrued expenses	(1,321)	502
Deferred revenue	95	(435)
Long term liabilities	(44)	(24)
Net cash provided by (used in) operating activities	(6,456)	1,492

Investing activities
Purchases of property and equipment	(189)	(739)
Proceeds from sale of fixed assets	19	68
Net cash used in investing activities	(170)	(671)

Financing activities
Proceeds from public offering of common stock, net of issuance costs	10,438	-
Proceeds from employee stock purchases	108	435
Issuance costs, shelf registration	-	(20)
Taxes paid related to net share settlement of equity awards	(11)	(49)
Net cash provided by financing activities	10,535	366

Translation gain (loss) on subsidiaries in foreign currencies	18	(199)

Change in cash and cash equivalents	3,927	988
Cash and cash equivalents, beginning of period	12,261	13,524
Cash and cash equivalents, end of period	$16,188	$14,512

See accompanying notes.

Index
Active Power, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(unaudited)

1.	Basis of Presentation

Active Power, Inc. and its subsidiaries (collectively, “we”, “us”, “Active Power” or “Company”) design, manufacture, sell, and service flywheel-based uninterruptible power supply (“UPS”) products that use kinetic energy to provide short-term power as a cleaner alternative to conventional electro-chemical battery-based energy storage.  We also design, manufacture, sell, and service modular infrastructure solutions (“MIS”) that integrate critical power components into a pre-packaged, purpose built enclosure that may include our UPS products as a component. Our products and solutions are based on our patented flywheel and power electronics technology and are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances.

Our products and solutions are designed to deliver continuous conditioned power during power disturbances and outages, voltage sags and surges, and provide ride-through power in the event of utility failure, supporting operations until utility power is restored or a longer term alternative power source, such as a diesel generator, is started. We sell our products globally through our direct sales force, manufacturers’ representatives, international distributors, Original Equipment Manufacturer (“OEM”) channels, and IT partners in the Americas, Europe, the Middle East and Africa (“EMEA”), and in the Asia Pacific Regions (“APAC”).

We also offer services, including hardware and software maintenance, on all Active Power products, and other professional services such as assessment and implementation, for our customers’ infrastructure projects.

We were founded as a Texas Corporation in 1992 and reincorporated in Delaware in 2000. Our headquarters are in Austin, Texas, with international offices in the United Kingdom, Germany, and China.

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from our audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, and include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Please refer to our filing on Form 10-Q/A for the period ended June 30, 2013 for information regarding the restatement of our financial results for the period ended June 30, 2013.

2.	Significant Accounting Policies and Supplemental Balance Sheet Information

For a complete description of our principal accounting policies see Note 1. “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  Shown below are certain of our principal accounting policies.

Index
Restricted Cash

Our restricted cash balance of $7,000 as of June 30, 2014 consists of a deposit guarantee for our building lease in the United Kingdom, which expires in October 2014. As of December 31, 2013 our restricted cash balance was $0.5 million which consisted primarily of secured performance and deposit guarantees. As of the period ended June 30, 2014 all of these guarantees were satisfied.

Receivables

Accounts receivable consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Trade receivables	$8,453	$9,388
Less: Allowance for doubtful accounts	(220)	(313)
	$8,233	$9,075

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, our credit losses have been minimal, primarily because the majority of our revenues were generated from large customers, such as Caterpillar, Inc. (“Caterpillar”) and Hewlett Packard Corporation (“HP”).

Inventories

Inventories consist of the following (in thousands, net of allowance):

	June 30, 2014	December 31, 2013
Raw materials	$4,934	$4,521
Work in process	2,004	2,429
Finished goods	4,593	5,070
	$11,531	$12,020

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Compensation, severance and benefits	$1,925	$2,685
Warranty liability	378	529
Taxes	562	483
Professional fees	391	759
Other	1,006	1,127
	$4,262	$5,583

Index
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

Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2013	$562
Warranty expense	245
Payments	(374)
Adjustments	(33)
Balance at June 30, 2014	$400

Warranty liability included in accrued expenses	$378
Long-term warranty liability	22
Balance at June 30, 2014	$400

Revenue Recognition

In general, we recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Our revenue-generating transactions generally fall into one of the following categories of revenue recognition:

●	We recognize product revenue at the time of shipment for a significant portion of all products sold directly to customers and through distributors because title and risk of loss pass on delivery to the common carrier. Our customers and distributors do not have the right to return products. If title and risk of loss pass at some other point in time, we recognize such revenue for our customers when the product is delivered to the customer and title and risk of loss have passed. We may enter into bill-and-hold arrangements and when this happens delivery may not occur, but other criteria are reviewed to determine proper timing of revenue recognition.

●	We recognize installation, service and maintenance revenue at the time the service is performed.

●	We recognize revenue associated with extended maintenance agreements (“EMAs”) over the life of the contracts using the straight-line method, which approximates the expected timing in which applicable services are performed. Amounts collected in advance of revenue recognition are recorded as a current liability in the deferred revenue line of the consolidated balance sheet or as a long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

●	We recognize revenue on certain rental programs over the life of the rental agreement using the straight-line method. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

Index
●	Shipping costs reimbursed by the customer are included in revenue.

When collectability is not reasonably assured, we defer revenue and will recognize revenue on a cost recovery basis as payments are received.

Multiple element arrangements (“MEAs”) are arrangements to sell products to customers that frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of our CleanSource® UPS or CleanSource PowerHouse products, combined with one or more of the following products: design services, project management, commissioning and installation services, spare parts or consumables, and EMAs. Delivery of the various products or performance of services within the arrangement may or may not coincide. Certain services related to design and consulting may occur prior to product delivery. Commissioning and installation typically take place within six months of product delivery, depending upon customer requirements. EMAs, consumables, and repair, maintenance or consulting services generally are delivered over a period of one to five years. In certain arrangements revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of future products and services.

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

Recently issued accounting pronouncements not yet adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, “Topic 606”. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will adopt this guidance January 1, 2017. We are evaluating the new guidelines to see if it will have a significant impact on our consolidated results of operation, financial condition and cash flows.

3.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

Index
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(restated)		(restated)

Net income (loss)	$(4,413)	$332	$(8,287)	$(1,089)
Basic and dilutive:
Weighted-average shares of common stock oustanding	23,114	19,296	21,851	19,261
Dilutive effect of employee stock options and restricted stock awards	-	195	-	-
Weighted-average shares for diluted net income per share	23,114	19,491	21,851	19,261

Basic net income (loss) per share	$(0.19)	$0.02	$(0.38)	$(0.06)
Diluted net income (loss) per share	$(0.19)	$0.02	$(0.38)	$(0.06)

The calculation of diluted loss per share excludes 2,388,398 and 2,310,756 shares of common stock issuable upon exercise of employee stock options for the six months ended June 30, 2014 and 2013, respectively, and non-vested shares of common stock issuable upon exercise of 30,656 and 138,993 restricted stock units for the six months ended June 30, 2014 and 2013, respectively, because their inclusion would be anti-dilutive.

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

Our cash and cash equivalents include money-market funds for which the fair value was determined using Level 1 inputs and was $3.1 million as of June 30, 2014 and December 31, 2013. For cash and cash equivalents, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments.

Index
5.	Guarantees

In certain geographical regions, particularly Europe, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our delivery or warranty obligations. We secure these guarantees with standby letters of credit through our bank. At June 30, 2014, we had a $7,000 deposit guarantee outstanding for our building lease in the United Kingdom which will expire on October 24, 2014. At December 31, 2013, we had a $0.5 million performance guarantee outstanding to a customer that was secured with a letter of credit. This guarantee expired on April 17, 2014. Our restricted cash, as shown on the balance sheet, is related to these guarantees.

6.	Revolving Line of Credit

The Company’s Loan and Security Agreement consisted of the following:

	June 30, 2014	December 31, 2013
Total Outstanding Debt	$5,535	$5,535
Less: current portion of debt	5,535	5,535
Long term debt, less current portion	$-	$-

On July 28, 2014, we entered into a Third Amendment to Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”), which amends our existing Second Amended and Restated Loan and Security Agreement with SVB (as amended, “Loan Agreement”).  We believe the renegotiated Loan Agreement will provide us with greater flexibility in managing our working capital.  Among other changes, the amendment to the Loan Agreement:

•	extended the Loan Agreement by three years through a new maturity date of August 5, 2017;
•	increased the aggregate facility size from $12,500,000 to $15,000,000, subject to certain borrowing bases;
•	increased our inventory and purchase order availability from $3,500,000 to $7,000,000;
•	reduced the finance charge to a per annum rate equal to Silicon Valley Bank's prime rate, subject to a minimum prime rate of 4.00%, plus (a) 0.50% for eligible accounts, inventory and purchase orders when we are Borrowing Base Eligible (as defined in the Loan Agreement), or (b) 1.20% for eligible accounts when the we are not Borrowing Base Eligible; and
•	added the qualifying receivables and cash of our German subsidiary for the purposes of providing additional credit availability and for the purpose of covenant calculations.

The loans made to us under the Loan Agreement are secured by a lien on substantially all of our assets, including the assets of Active Power Solutions Limited, our wholly-owned United Kingdom subsidiary, and the assets of Active Power (Germany) GmbH, our  indirect wholly-owned German subsidiary.  The only direct or indirect subsidiaries of Active Power, Inc. that are not guarantors under the Loan Agreement are immaterial subsidiaries that are not operating companies.  There are no restrictions on the ability of any of the subsidiary guarantors to transfer funds to Active Power, Inc. in the form of loans, advances or dividends, except as provided by applicable law. On July 28, 2014 Active Power (Germany) GmbH, a wholly-owned subsidiary of Active Power (Switzerland) AG, entered into a Borrower Joinder Supplement with Active Power and Silicon Valley Bank, under which Active Power (Germany) GmbH guaranteed all of the obligations of Active Power under the Loan Agreement and secured its obligations under the Loan Agreement with a security interest on substantially all of its assets.

Index
The other key terms of the Loan Agreement remain unchanged, including customary affirmative covenants, a minimum liquidity ratio, the borrowing base eligibility (formerly called “streamline ratio”), reporting requirements, and other terms and conditions. We are currently in compliance with all loan covenants under the loan facility. As of June 30, 2014, we had outstanding borrowings of $5.5 million under this loan facility and, based on the borrowing base formula, the additional amount available to us for use ranged between $1.7 million and $3.5 million during the quarter. For further information regarding this loan facility, refer to our Annual Report on Form 10-K for the year ended December 31, 2013, and to our Current Report on Form 8-K filed on July 29, 2014.

7.	Stockholders’ Equity

On May 28, 2014, our stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 30 million shares to 40 million shares.

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

Overview

Active Power designs, manufactures, sells, and services flywheel-based uninterruptible power supply (“UPS”) products that use kinetic energy to provide short-term power as a cleaner alternative to conventional electro-chemical battery-based energy storage.  We also design, manufacture, sell, and service modular infrastructure solutions (“MIS”) that integrate critical power components into a pre-packaged, purpose built enclosure that may include our UPS products as a component. Our products and solutions are based on our patented flywheel and power electronics technology and are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances.

Our products and solutions are designed to deliver continuous, conditioned power during power disturbances and outages, voltage sags and surges, and to provide ride-through power in the event of utility failure, supporting operations until utility power is restored or a longer term alternative power source, such as a diesel generator, is started.

We offer services, including hardware and software maintenance, on all Active Power products, and other professional services such as assessment and implementation for our customers’ infrastructure projects.

We were founded as Texas Corporation in 1992 and reincorporated in Delaware in 2000. Our headquarters are in Austin, Texas, and we have international offices in the United Kingdom, Germany, and China.

Results of Operations

Three Months and Six Months Ended June 30, 2014 Compared to Three Months and Six Months Ended June 30, 2013

Index
	Three Months Ended June 30,				Variance 2014 vs. 2013

($ in thousands)	2014	% of total revenue	2013	% of total revenue	$	%
			(restated)

Product revenue	$7,484	74%	$15,385	76%	$(7,901)	-51%
Service and other revenue	2,670	26%	4,810	24%	(2,140)	-44%
Total revenue	10,154	100%	20,195	100%	(10,041)	-50%
Cost of product revenue	6,352	63%	10,623	53%	(4,271)	-40%
Cost of service and other revenue	1,887	19%	2,650	13%	(763)	-29%
Total cost of goods sold	8,239	81%	13,273	66%	(5,034)	-38%
Gross profit	1,915	19%	6,922	34%	(5,007)	-72%
Operating expenses:
Research and development	1,600	16%	1,800	9%	(200)	-11%
Selling and marketing	3,152	31%	3,033	15%	119	4%
General and administrative	1,469	14%	1,579	8%	(110)	-7%
Total operating expenses	6,221	61%	6,412	32%	(191)	-3%
Income (loss) from Operations	(4,306)	-42%	510	3%	(4,816)	-944%
Interest expense, net	(106)	-1%	(82)	0%	(24)	-29%
Other income (expense), net	(1)	0%	(96)	0%	95	99%
Net income (loss)	$(4,413)	-43%	$332	2%	$(4,745)	-1429%

	Six Months Ended June 30,				Variance 2014 vs. 2013

($ in thousands)	2014	% of total revenue	2013	% of total revenue	$	%
			(restated)

Product revenue	$14,941	71%	$26,835	78%	$(11,894)	-44%
Service and other revenue	6,151	29%	7,784	22%	(1,633)	-21%
Total revenue	21,092	100%	34,619	100%	(13,527)	-39%
Cost of product revenue	12,257	58%	18,589	54%	(6,332)	-34%
Cost of service and other revenue	3,992	19%	4,754	14%	(762)	-16%
Total cost of goods sold	16,249	77%	23,343	67%	(7,094)	-30%
Gross profit	4,843	23%	11,276	33%	(6,433)	-57%
Operating expenses:
Research and development	3,680	17%	3,431	10%	249	7%
Selling and marketing	6,040	29%	5,970	17%	70	1%
General and administrative	3,075	15%	2,713	8%	362	13%
Total operating expenses	12,795	61%	12,114	35%	681	6%
Loss from Operations	(7,952)	-38%	(838)	-2%	(7,114)	-849%
Interest expense, net	(207)	-1%	(164)	0%	(43)	-26%
Other income (expense), net	(128)	-1%	(87)	0%	(41)	-47%
Net loss	$(8,287)	-39%	$(1,089)	-3%	$(7,198)	661%

Index
Product revenue.  Our product revenue was derived from the following sources:

($ in thousands)	Three Months Ended June 30,		Variance
	2014	2013	$	%
		(restated)
Product revenue:
UPS product revenue	$6,159	$2,816	$3,343	119%
Modular Infrastructure Solutions	1,325	12,569	(11,244)	-89%
Total product revenue	$7,484	$15,385	$(7,901)	-51%

($ in thousands)	Six Months Ended June 30,		Variance
	2014	2013	$	%
		(restated)
Product revenue:
UPS product revenue	$12,795	$10,236	$2,559	25%
Modular Infrastructure Solutions	2,146	16,599	(14,453)	-87%
Total product revenue	$14,941	$26,835	$(11,894)	-44%

Total product revenue for the three-month period ended June 30, 2014 decreased by $7.9 million, or 51%, compared to the same period in 2013. The decrease was driven primarily by an $11.2 million reduction in MIS sales, where large orders in the second quarter of 2013 were not repeated in 2014 and we saw reduced demand from our IT channel partners. UPS revenue was up $3.3 million, or 119%. We expect product mix to continue to fluctuate as we may obtain large customer orders for either UPS or MIS products in any particular quarter.

Product revenue for the six-month period ended June 30, 2014 decreased by $11.9 million, or 44%, compared to the same period in 2013. This decrease was primarily due to the 87% reduction in MIS revenues in the first half of 2014 compared to the same period in 2013 due to a large order in the second quarter of 2013 that was not repeated in 2014. UPS product revenues for the first half of 2014 increased by approximately $2.6 million, or 25%, compared to the first half of 2013.

Product revenue from our OEM channel for the three-month period ended June 30, 2014 was $1.6 million, an increase of approximately $0.6 million, or 55%, compared to revenue of $1.0 million for the second quarter of 2013. For the six-month period ended June 30, 2014, product revenue from our OEM channel was $3.1 million, an increase of $0.1 million, or 4%, compared to $3.0 million for the same period in 2013. The size and volume of orders from our OEM channel can fluctuate significantly on a quarterly basis, and we continue to see a small number of large transactions from our OEM channel. Sales to Caterpillar, our primary OEM channel, represented $1.6 million and $3.1 million, or 21% of our product revenue, for each of the three-month and six-month periods ended June 30, 2014, compared to $1.0 million and $3.0 million, or 6% and 11% of our product revenue, in the comparable periods of 2013. Caterpillar remains one of our largest UPS customers as well as our largest OEM customer.

Product revenue from our IT channel for the second quarter of 2014 was $0, compared to $7.9 million for the second quarter of 2013. For the six-month period ended June 30, 2014, product revenue from our IT channel was $0.8 million, a decrease of $8.0 million, or 91%, compared to $8.8 million for the same period of 2013. These reductions reflects decreased demand for our MIS products during the first half of 2014 from our IT channel partners, primarily HP. The level of orders from this channel fluctuates depending on our partners’ success and the end user’s need for infrastructure solutions.

Index
Product revenue in the Americas was $4.1 million, or 55% of our product revenue, for the three-month period ended June 30, 2014, compared to $14.6 million, or 95% of our product revenue, for the same period in 2013. For the six-month period ended June 30, 2014, our sales in the Americas were $9.1 million, or 61% of our total product revenue, compared to $24.7 million, or 92% for the same period in 2013. The decrease reflects lower MIS revenues which historically have largely originated in the North American market.

We sell products directly to customers in APAC and EMEA and also through a network of international distributors. Product sales to customers in APAC were $0.5 million, or 7% of our total product revenue, in the three-month period ended June 30, 2014, compared to $0.4 million, or 3%, for the same period in 2013. Our sales in APAC were $1.2 million in the six-month period ended June 30, 2014, compared to $0.1 million for the same period in 2013. The increases were primarily driven by lower revenue in the 2013 period associated with adjustments made to revenue from distributors in China. See Footnote 2 to our June 30, 2013 Form 10-Q/A for more information regarding adjustments to our revenues for the six-month period ended June 30, 2013 in the APAC region.

Product revenue in EMEA was $2.9 million, or 39% of product revenue, in the three-month period ended June 30, 2014, compared to $0.4 million, or 2%, for the same period of 2013. Our sales in EMEA were $4.6 million in the six-month period ended June 30, 2014, compared to $2.1 million for the same period in 2013. The increase in Product revenue in EMEA is primarily attributable to a large UPS sale in the current three month period ending June 30, 2014.

Service and other revenue. Service and other revenue decreased by approximately $2.1 million, or 44%, for the three-month period ended June 30, 2014, compared to the same period of 2013. This decrease primarily reflects lower professional fees and other service revenue associated with MIS product sales recorded in the second quarter of 2014. For the six-month period ended June 30, 2014, our service and other revenue decreased by approximately $1.6 million, or 21%, compared to the same period of 2013.

Cost of product revenue. The cost of product revenue as a percentage of total product revenue was 85% and 82% for the three-month and six-month periods ended June 20, 2014, compared to 69% for each of the same periods in 2013. The increase in costs as a percentage of revenue reflects a lower rate of absorption of overhead costs due to the lower revenue and production. During the first half of 2014 and 2013, we operated a manufacturing facility that has a manufacturing and testing capacity significantly greater than required by our current product revenue levels.

Cost of service and other revenue. The cost of service and other revenue was 71% of service and other revenue in the three-month period ended June 30, 2014, compared to 55% for the same period of 2013.  The cost of service and other revenue was 65% of service and other revenue in the six-month period ended June 30, 2014, compared to 61% for the same period of 2013. These increases reflect a shift in the types of services provided, with professional services being down in 2014 compared to the same periods in 2013 due to large projects which were not repeated in 2014. The utilization of our service personnel will be affected by the number of MIS solution products implemented in a particular period, and in periods where we have a low number of installation projects we would expect our costs as a percentage of revenue to increase due to lower employee utilization.

Gross profit. For the three-month period ended June 30, 2014, our gross profit was 19% of revenue, compared to 34% for the second quarter of 2013. For the six-month period ended June 30, 2014, our gross profit was 23% of revenue, compared to 33% for the same period of 2013.These margin decreases are related to under absorption of fixed overhead costs in manufacturing and service due to the lower revenue and manufacturing production in the three and six month periods of 2014.

Index
Research and development. Research and development expenses were approximately $0.2 million, or 11%, lower in the second quarter of 2014 compared to the second quarter of 2013. The decrease was primarily due to reduced costs for development activities on our next generation of UPS product incurred in the second quarter of 2013 that did not repeat in the second quarter of 2014.

For the six-month period ended June 30, 2014, our research and development expense was $3.7 million, compared to $3.4 million for the same period of 2013.  The increase was due to higher payroll, benefits and severance costs, partially offset by lower consulting and recruiting costs.

Selling and marketing. Selling and marketing costs were approximately $3.2 million in the second quarter of 2014, which was relatively flat compared to the second quarter of 2013.

Selling and marketing expenses were approximately $6.0 million for the six-month period ended June 30, 2014, which was relatively flat compared to the same period in 2013.

General and administrative. General and administrative expenses for the second quarter of 2014 were approximately $1.5 million, which was relatively flat compared to the same period in 2013.

General and administrative expenses for the six-month period ended June 30, 2014 increased approximately $0.4 million, or 13%, compared to the same period in 2013 due to higher compensation expenses.

Interest expense, net. Net interest expense increased approximately $24,000 and $43,000 for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The interest expense incurred during 2014 and 2013 was in connection with the outstanding balance on our revolving credit facility.

Other income (expense), net. Other income (expense), net was $1,000 and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and primarily reflects foreign exchange losses or gains on bank accounts and sales contracts held in foreign currencies.

Other income (expense), net for the six month period ended June 30, 2014 increased approximately $41,000, or 47%, compared to the same period in 2013, and primarily reflects foreign exchange losses or gains on bank accounts and sales contracts held in foreign currencies.

Liquidity and Capital Resources

Our primary sources of liquidity at June 30, 2014 are our cash and cash equivalents, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections, we expect we will have adequate capital resources to continue operating our business for at least the next twelve months. Our projections and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2014 and beyond or significantly affect our level of liquidity.

Index
On July 28, 2014, we entered into a Third Amendment to Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”), which amends our existing Second Amended and Restated Loan and Security Agreement with SVB (as amended, “Loan Agreement”).  We believe the renegotiated Loan Agreement will provide us with greater flexibility in managing our working capital.  Among other changes, the amendment to the Loan Agreement:

•	extended the Loan Agreement by three years through a new maturity date of August 5, 2017;
•	increased the aggregate facility size from $12,500,000 to $15,000,000, subject to certain borrowing bases;
•	increased our inventory and purchase order availability from $3,500,000 to $7,000,000;
•	reduced the finance charge to a per annum rate equal to Silicon Valley Bank's prime rate, subject to a minimum prime rate of 4.00%, plus (a) 0.50% for eligible accounts, inventory and purchase orders when we are Borrowing Base Eligible (as defined in the Loan Agreement), or (b) 1.20% for eligible accounts when we are not Borrowing Base Eligible; and
•	added the qualifying receivables and cash of our German subsidiary for the purposes of providing additional credit availability and for the purpose of covenant calculations.

            The loans made to us under the Loan Agreement are secured by a lien on substantially all of our assets, including the assets of Active Power Solutions Limited, our wholly-owned United Kingdom subsidiary, and the assets of Active Power (Germany) GmbH, our  indirect wholly-owned German subsidiary.  The only direct or indirect subsidiaries of Active Power, Inc. that are not guarantors under the Loan Agreement are immaterial subsidiaries that are not operating companies.  There are no restrictions on the ability of any of the subsidiary guarantors to transfer funds to Active Power, Inc. in the form of loans, advances or dividends, except as provided by applicable law. On July 28, 2014 Active Power (Germany) GmbH, a wholly-owned subsidiary of Active Power (Switzerland) AG, entered into a Borrower Joinder Supplement with Active Power and Silicon Valley Bank, under which Active Power (Germany) GmbH guaranteed all of the obligations of Active Power under the Loan Agreement and secured its obligations under the Loan Agreement with a security interest on substantially all of its assets.

The other key terms of the Loan Agreement remain unchanged, including customary affirmative covenants, a minimum liquidity ratio, the borrowing base eligibility (formerly called “streamline ratio”), reporting requirements, and other terms and conditions. We are currently in compliance with all loan covenants under the loan facility. As of June 30, 2014, we had outstanding borrowings of $5.5 million under this loan facility and, based on the borrowing base formula, the additional amount available to us for use ranged between $1.7 million and $3.5 million during the quarter. For further information regarding this loan facility, refer to our Annual Report on Form 10-K for the year ended December 31, 2013, and to our Current Report on Form 8-K filed on July 29, 2014.

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

The following table summarizes the changes in cash provided by (used in) operating activities:

($ in thousands)	Six Months Ended June 30,		Variance
	2014	2013	$	%
		(restated)

Cash provided by (used in) operating activities	$(6,456)	$1,492	$(7,948)	-533%

Cash used in operating activities was $6.5 million in the six-month period ended June 30, 2014 compared to cash provided by operating activities of $1.5 million the same period of 2013. Cash used in operating activities in 2014 was primarily due to higher net losses combined with a reduction in accrued expenses. Cash provided by operating activities in 2013 was primarily driven by a source of cash resulting from a decrease from working capital reductions including a reduction in accounts receivables and an increase in accounts payable partially offset by an increase in prepaid expenses and other assets and inventories.

The fluctuations in working capital can be impacted by the timing of product orders and shipments. In the six-month period ended June 30, 2014, we saw a decrease in receivables of $0.9 million, a decrease of approximately $0.5 million in inventory, and a decrease of $0.5 million in restricted cash compared to December 31, 2013.  There was also a decrease in accrued expenses of $1.3 million from December 31, 2013 to June 30, 2014. These changes reflect the frequent changes in our working capital that can result in very large fluctuations in inventory, payables and receivables based on the large size of some of our orders.

The following table summarizes the changes in cash used in investing activities:

($ in thousands)	Six Months Ended June 30,		Variance
	2014	2013	$	%
		(restated)

Cash used in investing activities	$(170)	$(671)	$501	75%

Investing activities primarily consist of purchases of property and equipment. Capital expenditures were $0.6 million, or 74% lower in the six-month period ending June 30, 2014, compared to the same period of 2013, as we invested less in capital improvements during the first half of 2014.

Our capital expenditures for the next 12 months will be in line with the previous six month period ending June 30, 2014.

Index
The following table summarizes the changes in cash provided by financing activities:

($ in thousands)	Six Months Ended June 30,		Variance
	2014	2013	$	%
		(restated)

Cash provided by financing activities	$10,535	$366	$10,169	2778%

Funds provided by financing activities in the period ending June 30, 2014 primarily includes the sale of common stock at a purchase price of $3.15 per share, for proceeds, net of fees and expenses, of approximately $10.5 million, in a public underwritten offering, and also reflects the proceeds from the exercise of employee stock options.

Funds provided during the six-month ended June 30, 2013 primarily reflect the proceeds received from stock option exercises.

We believe that our cash and cash equivalents, projected cash flows from operations and sources of available liquidity will be sufficient to fund our operations for the next twelve months. However, a sudden change in business volume, positive or negative, from any of our business or channel partners, or in our direct business, or any customer-driven events such as order or delivery deferral, could significantly impact our revenues and cash needs. We do have some opportunity to adjust expenditures or take other measures to reduce our cash consumption or to identify additional sources of funding if we anticipate an increase in our working capital requirements due to increased revenues or changes in our revenue mix. A significant increase in sales, especially in our MIS business, would likely increase our working capital requirements, due to the longer production time and cash cycle of sales of these products.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For a description of our market risks, see Part I, Item 7A in our 2013 Annual Report on Form 10-K. There have been no material changes in our exposures to market risk since December 31, 2013.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Audit Committee Internal Investigation

The audit committee of our Board of Directors, with the assistance of independent counsel, conducted an investigation into the facts and circumstances surrounding our agreements and transactions with Qiyuan Network Systems Limited (“Qiyuan”), including the statements made regarding Qiyuan’s affiliation with Digital China. The investigation was completed in February 2014.

Stockholder Litigation

On September 10, 2013, a purported class action complaint was filed in the United States District Court for the Western District of Texas against us and certain of our former executives. The case is captioned Don Lee v. Active Power, Inc., et. al., Civil Action No. 1:3-cv-00797. As amended, the complaint alleges that on February 19, 2013, we reported that we had begun working with an unnamed Chinese distributor partner, and that on April 30, 2013, we announced in press releases and conference calls that we had entered into a strategic distribution partnership with Digital China. However, on September 5, 2013, after the close of trading, we disclosed that our partnership was with Qiyuan Network System Limited, which is neither an affiliate nor a subsidiary of Digital China. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and seeks unspecified damages on behalf of all stockholders who purchased common stock between February 19 and September 5, 2013.  On March 7, 2014, we filed a motion to dismiss the class action complaint.  Our motion was denied by the Court on July 2, 2014.

On September 13, 2013 and October 14, 2013, two separate stockholders filed complaints in the District Court of Travis County, Texas, purporting to bring derivative actions on behalf of us against certain current and former officers and directors of the Company. The first derivative action is captioned Okumura v. Almgren, et. al., Cause No. D-1-GN-13-003230, and the second derivative action is captioned Shaev v. Milner, et. al., Cause No. D-1-GN-13-003557. The allegations of each derivative complaint mirror those of the class action complaint, and they assert claims for breach of fiduciary duty, unjust enrichment, and/or abuse of control and seek damages on our behalf.  These derivative actions were stayed by agreement pending resolution of the motion to dismiss in the securities class action. The stay has been lifted and we are in discussions with the plaintiffs to consolidate the two derivative cases and set a schedule for the filing of a consolidated derivative petition and defendants’ pleading in response.

We have directors’ and officers’ and corporate liability insurance to cover risks associated with the stockholder litigation, and we have notified our insurers of the complaints described above. Due to the early stage of each litigation, it is not possible to estimate the amount or range of possible loss that might result from adverse judgments or settlements of the actions.

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

We have a history of operating losses and have not yet reached operating profitability on an annual basis. We incurred a net loss of $4.4 million in the quarter ended June 30, 2014. If our revenues do not meet our expectations, our costs exceed our estimates, or our working capital needs are greater than anticipated, we may not have adequate liquidity to continue operating our business. Our cash requirements will depend on many factors, including:

•	future sales growth;
•	the demand for our products;
•	the gross profit we are able to generate from our sales;
•	the timing, level, and extent of our research and development funding;
•	the rate of expansion of our sales and marketing activities;
•	the rate of expansion of our manufacturing processes;
•	our overall level of operating expenses; and
•	our default rates on receivables.

For example, a substantial increase in sales of our CleanSource PowerHouse or our modular IT infrastructure solutions products or a substantial increase in UPS sales may materially impact the amount of working capital required to fund our operations. In order to increase our MIS sales, we may be required to make larger investments in inventory and receivables. These larger investments may require us to obtain additional sources of working capital, debt, or equity financing in order to fund our business. Even if we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness.

Most of our sales are on an open credit basis. As a result of our customer concentration, our failure to collect receivables from any of our customers in a timely manner could have a significant adverse effect on our liquidity. The collection risk may potentially increase as we sell more modular infrastructure solutions including CleanSource PowerHouse products due to their higher average selling price. If future actual default rates on receivables differ from those currently anticipated, our working capital could decrease and we may not have adequate liquidity to continue operating our business.

Index
Tax Matters could adversely impact our results of operations and financial condition.

We are subject to potential income tax and other taxes in the United States and in foreign jurisdictions.  Our tax liabilities are affected by the amount of income we have in various jurisdictions and the amounts we charge in intercompany transactions for products, services,  funding and other items.  We are subject to periodic tax audits in the United States and in other various jurisdictions.  Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes.  One of our non-U.S. subsidiaries is subject to an ongoing examination.  We assess the likelihood of adverse outcomes resulting from these examinations to determine the need for and adequacy of a provision for income taxes.  However, the outcomes from these examinations could have an adverse effect on our provision for income taxes and cash tax liability.  In addition, our income taxes and other tax liability in the future could be adversely affected by numerous factors including changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our results of operations and financial condition.

Item 6.	Exhibits.

See Index to Exhibits below following the signature page to this report, which is incorporated herein by reference.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

August 1, 2014	/s/ Mark A. Ascolese
(Date)	Mark A. Ascolese
President and Chief Executive Officer
(Principal Executive Officer)

August 1, 2014	/s/ James A. Powers
(Date)	James A. Powers
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Index
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1†	Restated Certificate of Incorporation of Active Power, Inc., as amended

3.2*	Second Amended and Restated Bylaws of Active Power, Inc., as amended (filed as Exhibit 3.2 to Active Power Inc.’s Quarterly Report on Form 10-Q filed on May 1, 2014)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-1 (SEC File No. 333-36946))

4.2*	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1*
Third Amendment to Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated July 28, 2014 (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K filed on July 29, 2014)

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