Form 10-Q
period 2014-09-30
ACTIVE POWER INC
filed 2014-10-31
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of common stock, par value of $0.001 per share, outstanding at October 29, 2014 was 23,091,237.

ACTIVE POWER, INC.

Index
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2014	December 31, 2013
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$13,804	$12,261
Restricted cash	42	520
Accounts receivable, net of allowance for doubtful accounts of $217 and $313 at September 30, 2014 and December 31, 2013, respectively	11,186	9,075
Inventories, net	8,964	12,020
Prepaid expenses and other	715	680
Total current assets	34,711	34,556
Property and equipment, net	2,333	3,056
Deposits and other	297	295
Total assets	$37,341	$37,907

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,476	$2,993
Accrued expenses	4,119	5,583
Deferred revenue	3,590	2,749
Revolving line of credit	5,535	5,535
Total current liabilities	15,720	16,860
Long-term liabilities	852	741
Stockholders' equity:
Preferred stock - $0.001 par value; 2,000 shares authorized	-	-
Common stock - $0.001 par value; 40,000 and 30,000 shares authorized; 23,160 and 19,452 shares issued and 23,091 and 19,388 shares outstanding at September 30, 2014 and December 31, 2013, respectively	23	19
Treasury stock	(229)	(215)
Additional paid-in capital	302,325	290,964
Accumulated deficit	(281,951)	(271,168)
Other accumulated comprehensive income	601	706
Total stockholders' equity	20,769	20,306
Total liabilities and stockholders' equity	$37,341	$37,907

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Operations and Comprehensive Loss
(in thousands, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Product revenue	$9,729	$8,023	$24,670	$34,858
Service and other revenue	2,963	5,131	9,114	12,915
Total revenue	12,692	13,154	33,784	47,773

Cost of goods sold:
Cost of product revenue	7,490	6,784	19,747	25,373
Cost of service and other revenue	1,442	2,426	5,434	7,180
Total cost of goods sold	8,932	9,210	25,181	32,553
Gross profit	3,760	3,944	8,603	15,220

Operating expenses:
Research and development	1,516	2,149	5,196	5,580
Selling and marketing	2,891	2,714	8,931	8,684
General and administrative	1,455	2,046	4,530	4,759
Total operating expenses	5,862	6,909	18,657	19,023
Loss from Operations	(2,102)	(2,965)	(10,054)	(3,803)

Interest expense, net	(94)	(118)	(301)	(282)
Other income (expense), net	(42)	(52)	(170)	(139)

Loss before income taxes	(2,238)	(3,135)	(10,525)	(4,224)
Income tax expense	(258)	-	(258)	-
Net loss	$(2,496)	$(3,135)	$(10,783)	$(4,224)
Net loss per share, basic and diluted	$(0.11)	$(0.16)	$(0.48)	$(0.22)

Shares used in computing net loss per share, basic and diluted	23,124	19,337	22,271	19,188

Comprehensive loss:
Net loss	$(2,496)	$(3,135)	$(10,783)	$(4,224)
Translation gain (loss) on subsidiaries denominated in foreign currencies	(95)	238	(75)	39
Comprehensive loss	$(2,591)	$(2,897)	$(10,858)	$(4,185)

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands; unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	At Cost	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehen- sive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2013	19,452	$19	51	$(215)	$290,964	$(271,168)	$706	$20,306
Employee stock option exercises	43	-	-	-	129	-	-	129
Release of Restricted Stock	14	-	-	-	-	-	-	-
Shares held in treasury	-	-	5	(14)	-	-	-	(14)
Net translation gain on foreign subsidiaries	-	-	-	-	-	-	(105)	(105)
Stock-based compensation	-	-	-	-	798	-	-	798
Sale of common stock, net of issuance costs	3,651	4	-	-	10,434	-	-	10,438
Net loss	-	-	-	-	-	(10,783)	-	(10,783)
Balance at September 30, 2014	23,160	$23	56	$(229)	$302,325	$(281,951)	$601	$20,769

See accompanying notes.

Index
Active Power, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands; unaudited)

	Nine Months Ended September 30,
	2014	2013

Operating activities
Net loss	$(10,783)	$(4,224)
Adjustments to reconcile net loss to cash (used in) provided by operating activites:
Depreciation expense	922	804
Change to allowance for doubtful accounts	(96)	350
Loss (gain) on disposal of fixed assets	(15)	33
Impairment on fixed assets	57	69
Stock-based compensation	798	916
Changes in operating assets and liabilities:
Restricted cash	478	(511)
Accounts receivable	(2,014)	8,799
Inventories	3,056	(2,613)
Prepaid expenses and other assets	(37)	(1,808)
Accounts payable	(517)	425
Accrued expenses	(1,464)	174
Deferred revenue	841	(1,504)
Long term liabilities	111	24
Net cash (used in) provided by operating activities	(8,663)	934

Investing activities
Purchases of property and equipment	(291)	(927)
Proceeds from sale of fixed assets	19	68
Net cash used in investing activities	(272)	(859)

Financing activities
Proceeds from public offering of common stock, net of issuance costs	10,438	-
Proceeds from employee stock purchases	129	683
Issuance costs, shelf registration	-	(20)
Taxes paid related to net share settlement of equity awards	(14)	(49)
Net cash provided by financing activities	10,553	614

Translation gain (loss) on subsidiaries in foreign currencies	(75)	39

Change in cash and cash equivalents	1,543	728
Cash and cash equivalents, beginning of period	12,261	13,524
Cash and cash equivalents, end of period	$13,804	$14,252

See accompanying notes.

Index
Active Power, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2014
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

Our products and solutions are designed to deliver continuous conditioned power during power disturbances such as voltage sags and surges, and to provide ride-through power in the event of a brief utility failure, supporting operations until utility power is restored or a longer term alternative power source, such as a diesel generator, is started. We sell our products globally through our direct sales force, manufacturer’s representatives, distributors, Original Equipment Manufacturer (“OEM”) channel, and IT partners in the Americas, in Europe, Middle East, and Africa (“EMEA”), and in the Asia Pacific region (“APAC”).

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

Restricted Cash

Our restricted cash balance of $42,000 as of September 30, 2014 consists of a $7,000 deposit guarantee for our building lease in the United Kingdom, which expired in October 2014 and a $35,000 performance guarantee outstanding for a term of 24 months to a customer that was secured with a letter of credit. As of December 31, 2013, our restricted cash balance was $0.5 million which consisted primarily of secured performance and deposit guarantees. As of the period ended September 30, 2014, all of these guarantees were satisfied.

Index
Receivables

Accounts receivable consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Trade receivables	$11,403	$9,388
Less: Allowance for doubtful accounts	(217)	(313)
	$11,186	$9,075

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, our credit losses have been minimal, primarily because the majority of our revenues were generated from large customers, such as Caterpillar, Inc. (“Caterpillar”) and Hewlett Packard Corporation (“HP”).

Inventories

Inventories consist of the following (in thousands, net of allowance):

	September 30, 2014	December 31, 2013
Raw materials	$4,472	$4,521
Work in process	2,028	2,429
Finished goods	2,464	5,070
	$8,964	$12,020

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Compensation, severance and benefits	$1,563	$2,685
Warranty liability	346	529
Property, Sales, Federal and VAT Taxes	1,077	483
Professional fees	412	759
Other	721	1,127
	$4,119	$5,583

In September 2014, we settled a tax examination of our German subsidiary for years 2007 through 2011.  We recorded a provision for income taxes of $0.3 million in the quarter ended September 30, 2014 related to settlement of the German tax examination.

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

Index
Changes in our warranty liability are presented in the following table (in thousands):

Balance at December 31, 2013	$562
Warranty expense	399
Payments	(532)
Adjustments	(50)
Balance at September 30, 2014	$379

Warranty liability included in Accrued expenses	$346
Warranty liability included in Long-term liabilities	33
Balance at September 30, 2014	$379

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

Index
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

Recently issued accounting pronouncements not yet adopted

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, (“ASU 2014-15”), “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, “Topic 606”. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will adopt this guidance January 1, 2017. We are evaluating the new guidelines to see if they will have a significant impact on our consolidated results of operation, financial condition or cash flows.

3.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(2,496)	$(3,135)	$(10,783)	$(4,224)
Basic and dilutive:
Weighted-average shares of common stock oustanding	23,124	19,337	22,271	19,188

Basic and diluted net loss per share	$(0.11)	$(0.16)	$(0.48)	$(0.22)

The calculation of diluted loss per share excludes 2,361,866 and 1,943,064 shares of common stock issuable upon exercise of employee stock options for the nine months ended September 30, 2014 and 2013, respectively, and non-vested shares of common stock issuable upon exercise of 25,943 and 96,299 restricted stock units for the nine months ended September 30, 2014 and 2013, respectively, because their inclusion would be anti-dilutive.

Index
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

Our cash and cash equivalents include money-market funds for which the fair value was determined using Level 1 inputs and was $3.1 million as of September 30, 2014 and December 31, 2013. For cash and cash equivalents, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments.

5.	Guarantees

In certain geographical regions, particularly Europe, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our delivery or warranty obligations. We secure these guarantees with standby letters of credit through our bank. At September 30, 2014, we had a $7,000 deposit guarantee outstanding for our building lease in the United Kingdom which expired on October 24, 2014 and a $35,000 performance guarantee outstanding for a term of 24 months to a customer that was secured with a letter of credit. At December 31, 2013, we had a $0.5 million performance guarantee outstanding to a customer that was secured with a letter of credit. This guarantee expired on April 17, 2014. Our restricted cash, as shown on the balance sheet, is related to these guarantees.

6.	Revolving Line of Credit

On July 28, 2014, we entered into a Third Amended and Restated Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). This amended three-year loan facility provides for a secured revolving line of credit in an aggregate amount of up to eighty percent (80%) of the facility amount of $18.75 million, or $15.0 million, and increased our inventory and purchase order availability from $3.5 million to $7.0 million, subject to certain borrowing bases. Purchase orders and eligible inventory are subject to a sublimit of $4.0 million, and UK accounts receivable have a $5.0 million sublimit.  If we maintain our Liquidity Ratio of 2.50:1.00 for the immediately preceding Reconciliation Period, the sublimit will be uncapped.

Index
The loans made to us under the Loan Agreement are secured by a lien on substantially all of our assets, including the assets of Active Power Solutions Limited, our wholly-owned United Kingdom subsidiary, and the assets of Active Power (Germany) GmbH, our indirect wholly-owned German subsidiary.  The only direct or indirect subsidiaries of Active Power, Inc. that are not guarantors under the Loan Agreement are Active Power China (Beijing) Co. Ltd. and immaterial subsidiaries that are not operating companies.  There are no restrictions on the ability of any of the subsidiary guarantors to transfer funds to Active Power, Inc. in the form of loans, advances or dividends, except as provided by applicable law. On July 28, 2014, Active Power (Germany) GmbH, a wholly-owned subsidiary of Active Power (Switzerland) AG, entered into a Borrower Joinder Supplement with Active Power and Silicon Valley Bank, under which Active Power (Germany) GmbH guaranteed all of the obligations of Active Power under the Loan Agreement and secured its obligations under the Loan Agreement with a security interest on substantially all of its assets.

The other key terms of the Loan Agreement remain unchanged, including customary affirmative covenants, a minimum liquidity ratio, the borrowing base eligibility (formerly called “streamline ratio”), reporting requirements, and other terms and conditions. We are currently in compliance with all loan covenants under the loan facility. As of September 30, 2014, we had outstanding borrowings of $5.5 million under this loan facility and, based on the borrowing base formula, the additional amount available to us for use ranged between $2.1 million and $5.6 million during the quarter. For further information regarding this loan facility, refer to our Annual Report on Form 10-K for the year ended December 31, 2013, and to our Current Report on Form 8-K filed on July 29, 2014.

7.	Stockholders’ Equity

On May 28, 2014, our stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 30 million shares to 40 million shares.

In March 2014, we sold approximately 3.7 million shares of common stock at a purchase price of $3.15 per share in a public underwritten offering made under a shelf registration statement that we had filed with the SEC and that had been declared effective in June 2013. This offering resulted in proceeds, net of expenses including underwriting discounts, commissions and fees of $0.8 million and professional service expenses of $0.2 million, of approximately $10.4 million. The proceeds from this offering will be used by us to help fund our working capital requirements and for general corporate purposes.

8.	Commitments and Contingencies

The Company may be involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business.  In evaluating whether a contingency should be disclosed, the Company considers if there is at least a reasonable possibility that a loss or an additional loss may have been incurred, and either an accrual is not made because any of the conditions, or an exposure to loss exists in excess of the amount accrued.  The Company evaluated all potentially significant litigation, government investigations, claims or assessments in which the Company is involved and determined there were no contingent losses, either accrued or reasonably possible of loss that could materially effect its results of operations, financial condition, or cash flows.

The Company records an accrual with respect to a claim, suit, investigation or proceeding when it is reasonably probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended September 30, 2014, were not material to the Consolidated Financial Statements.

The following is a summary of the more significant legal matters involving the Company.

Index
SEC Inquiry

By letter dated September 30, 2013, the SEC Division of Enforcement notified us that it is conducting an investigation regarding us, including matters relating to our public statements regarding Digital China Information Services Company Limited (“Digital China”) and our distribution relationships in China. We have been and intend to continue cooperating fully with the SEC.

Audit Committee Internal Investigation

The audit committee of our Board of Directors, with the assistance of independent counsel, conducted an investigation into the facts and circumstances surrounding our agreements and transactions with Qiyuan Network Systems Limited (“Qiyuan”), including the statements made regarding Qiyuan’s affiliation with Digital China. This investigation was completed in February 2014. The audit committee of our Board of Directors and the Company reviewed the results of the investigation and concluded that the investigation had not uncovered any relevant material information not disclosed in our various filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2013.

Stockholder Litigation

Class action complaint

On September 10, 2013, a purported class action complaint was filed in the United States District Court for the Western District of Texas against us and certain of our former executives. The case is captioned Don Lee v. Active Power, Inc., et. al. (Civil Action No. 1:13-cv-00797-SS). As amended, the complaint alleges that on February 19, 2013, we reported that we had begun working with an unnamed Chinese distributor partner, and that on April 30, 2013, we announced in press releases and conference calls that we had entered into a strategic distribution partnership with Digital China. However, on September 5, 2013, after the close of trading, we disclosed that our partnership was with Qiyuan Network System Limited, which is neither an affiliate nor a subsidiary of Digital China. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and seeks unspecified damages on behalf of all stockholders who purchased common stock between February 19 and September 5, 2013.  On March 7, 2014, we filed a motion to dismiss the class action complaint.  Our motion was denied by the Court on July 2, 2014.  On August 11, 2014, we filed an answer to the class action complaint, and on September 2, 2014, the Court declined to certify its order of July 2, 2014 for an interlocutory appeal to the United States Court of Appeals for the Fifth Circuit.
Derivative actions
On September 13, 2013 and October 14, 2013, two separate stockholders filed complaints in the District Court of Travis County, Texas, purporting to bring derivative actions on behalf of us against certain current and former officers and directors of the Company. The first derivative action is captioned Okumura v. Almgren, et. al. (Cause No. D-1-GN-13-003230), and the second derivative action is captioned Shaev v. Milner, et. al. (Cause No. D-1-GN-13-003557). The allegations of each derivative complaint mirror those of the class action complaint, and they assert claims for breach of fiduciary duty, unjust enrichment, and/or abuse of control and seek damages on our behalf.  These derivative actions were stayed by agreement pending resolution of the motion to dismiss in the securities class action. The stay was lifted and on August 4, 2014, the parties filed a joint motion to consolidate the two derivative cases.  On September 18, 2014, the District Court appointed lead counsel in the consolidated derivative action.
Proposed settlements
On September 23, 2014, we reached agreements in principle and entered into memorandums of understanding to settle both the class action complaint and the consolidated derivative actions.  The proposed settlements would resolve for all defendants all of the issues that are pending in the class action complaint and in the consolidated derivative actions.  If completed, the class action settlement would result in a payment of $1.5 million to the settlement class, inclusive of fees and expenses.  The proposed consolidated derivative settlement includes, among other things, certain governance improvements by us.  We anticipate that the total settlement amounts and related expenses would be paid from insurance proceeds.  The proposed settlements are not yet consummated, and are subject to a number of conditions. The terms outlined in the memorandums of understanding are subject to the parties concluding definitive settlement agreements. The proposed settlements are also subject to final approval by our insurance carrier and by the Courts following completion of a fairness hearing. Hearing dates have not yet been set on final approval of the proposed settlements.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2013, included in our 2013 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar phrases as they relate to us are intended to identify such forward-looking statements. In addition, please see the “Risk Factors” in Part 1, Item 1A, of our 2013 Annual Report on Form 10-K and in Part II, Item 1A, of this Form 10-Q for a discussion of items that may affect our future results.

Overview

Active Power designs, manufactures, sells, and services flywheel-based UPS products that use kinetic energy to provide short-term power as a cleaner alternative to conventional electro-chemical battery-based energy storage.  We also design, manufacture, sell, and service MIS products that integrate critical power components into a pre-packaged, purpose built enclosure that may include our UPS products as a component. Our products and solutions are based on our patented flywheel and power electronics technology and are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances.

Our products and solutions are designed to deliver continuous, conditioned power during power disturbances such as voltage sags and surges, and to provide ride-through power in the event of a brief utility failure, supporting operations until utility power is restored or a longer term alternative power source, such as a diesel generator, is started.

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

Index
Results of Operations

Three Months and Nine Months Ended September 30, 2014 Compared to Three Months and Nine Months Ended September 30, 2013

	Three Months Ended September 30,				Variance 2014 vs. 2013

($ in thousands)	2014	% of total revenue	2013	% of total revenue	$	%

Product revenue	$9,729	77%	$8,023	61%	$1,706	21%
Service and other revenue	2,963	23%	5,131	39%	(2,168)	-42%
Total revenue	12,692	100%	13,154	100%	(462)	-4%
Cost of product revenue	7,490	59%	6,784	52%	706	10%
Cost of service and other revenue	1,442	11%	2,426	18%	(984)	-41%
Total cost of goods sold	8,932	70%	9,210	70%	(278)	-3%
Gross profit	3,760	30%	3,944	30%	(184)	-5%
Operating expenses:
Research and development	1,516	12%	2,149	16%	(633)	-29%
Selling and marketing	2,891	23%	2,714	21%	177	7%
General and administrative	1,455	11%	2,046	16%	(591)	-29%
Total operating expenses	5,862	46%	6,909	53%	(1,047)	-15%
Loss from Operations	(2,102)	-17%	(2,965)	-23%	863	29%
Interest expense, net	(94)	-1%	(118)	-1%	24	20%
Other income (expense), net	(42)	0%	(52)	0%	10	19%
Loss before income taxes	(2,238)	-18%	(3,135)	-24%	897	29%
Income tax expense	(258)	-2%	-	0%	(258)	-100%
Net loss	$(2,496)	-20%	$(3,135)	-24%	$639	20%

	Nine Months Ended September 30,				Variance 2014 vs. 2013

($ in thousands)	2014	% of total revenue	2013	% of total revenue	$	%
			(restated)

Product revenue	$24,670	73%	$34,858	73%	$(10,188)	-29%
Service and other revenue	9,114	27%	12,915	27%	(3,801)	-29%
Total revenue	33,784	100%	47,773	100%	(13,989)	-29%
Cost of product revenue	19,747	58%	25,373	53%	(5,626)	-22%
Cost of service and other revenue	5,434	16%	7,180	15%	(1,746)	-24%
Total cost of goods sold	25,181	75%	32,553	68%	(7,372)	-23%
Gross profit	8,603	25%	15,220	32%	(6,617)	-43%
Operating expenses:
Research and development	5,196	15%	5,580	12%	(384)	-7%
Selling and marketing	8,931	26%	8,684	18%	247	3%
General and administrative	4,530	13%	4,759	10%	(229)	-5%
Total operating expenses	18,657	55%	19,023	40%	(366)	-2%
Loss from Operations	(10,054)	-30%	(3,803)	-8%	(6,251)	-164%
Interest expense, net	(301)	-1%	(282)	-1%	(19)	-7%
Other income (expense), net	(170)	-1%	(139)	0%	(31)	-22%
Loss before income taxes	(10,525)	-31%	(4,224)	-9%	(6,301)	149%
Income tax expense	(258)	-1%	-	0%	(258)	-100%
Net loss	$(10,783)	-32%	$(4,224)	-9%	$(6,559)	155%

Index
 Product revenue.  Our product revenue was derived from the following sources:

($ in thousands)	Three Months Ended September 30,		Variance
	2014	2013	$	%
Product revenue:
UPS product revenue	$8,383	$6,495	$1,888	29%
Modular Infrastructure Solutions	1,346	1,528	(182)	-12%
Total product revenue	$9,729	$8,023	$1,706	21%

($ in thousands)	Nine Months Ended September 30,		Variance
	2014	2013	$	%
Product revenue:
UPS product revenue	$21,178	$16,731	$4,447	27%
Modular Infrastructure Solutions	3,492	18,127	(14,635)	-81%
Total product revenue	$24,670	$34,858	$(10,188)	-29%

            Total product revenue for the three-month period ended September 30, 2014 increased by $1.7 million, or 21%, to $9.7 million compared to $8.0 million in the same period in 2013. The increase was driven primarily by an increase in UPS sales in the Americas of $1.9 million offset by lower MIS sales. We expect product mix to continue to fluctuate as we may obtain large customer orders for either UPS or MIS products in any particular quarter.

Product revenue for the nine-month period ended September 30, 2014 decreased by $10.2 million, or 29%, to $24.7 million compared to $34.9 million in the same period in 2013. This decrease was primarily due to the 81% reduction in MIS revenues in 2014 compared to the same period in 2013 due to a large order in the 2013 period that was not repeated in 2014. UPS product revenue for the nine-month period ended September 30, 2014 increased by approximately $4.4 million, or 27%, to $21.2 million compared to $16.7 million in the same period in 2013.

Product revenue from our OEM channel for the three-month period ended September 30, 2014 was $2.9 million, an increase of approximately $0.5 million, or 17%, compared to revenue of $2.4 million for the third quarter of 2013. For the nine-month period ended September 30, 2014, product revenue from our OEM channel was $6.0 million, an increase of $0.5 million, or 10%, compared to $5.5 million for the same period in 2013. The size and volume of orders from our OEM channel can fluctuate significantly on a quarterly basis, and we continue to see a small number of large transactions from our OEM channel. Sales to Caterpillar, our primary OEM channel, represented $2.9 million and $6.0 million, or 30% and 24% of our product revenue, for the three-month and nine-month periods ended September 30, 2014, compared to $2.4 million and $5.3 million, or 30% and 15% of our product revenue, in the comparable periods of 2013.

Product revenue from our IT channel for the third quarter of 2014 was $1.3 million, compared to $1.5 million for the third quarter of 2013. For the nine-month period ended September 30, 2014, product revenue from our IT channel was $2.1 million, a decrease of $8.3 million, or 80%, compared to $10.4 million for the same period of 2013. These reductions reflect decreased demand for our MIS products during the first half of 2014 from our IT channel partners, primarily HP. The level of orders from this channel fluctuates depending on our partners’ success and the end user’s need for infrastructure solutions.

Product revenue in the Americas was $6.8 million, or 70% of our product revenue, for the three-month period ended September 30, 2014, compared to $4.1 million, or 51% of our product revenue, for the same period in 2013. For the nine-month period ended September 30, 2014, our sales in the Americas were $15.9 million, or 65% of our total product revenue, compared to $28.8 million, or 83% for the same period in 2013. The decrease reflects lower MIS revenues which historically have largely originated in the North American market.

Index
We sell products directly to customers in APAC and EMEA and also through a network of international distributors. Product sales to customers in APAC were $0.6 million, or 6% of our total product revenue, in the three-month period ended September 30, 2014, compared to $2.8 million, or 35%, for the same period in 2013. Our sales in APAC were $1.8 million in the nine-month period ended September 30, 2014, compared to $2.9 million for the same period in 2013. The decreases were primarily driven by lower UPS sales and turnover of our senior APAC sales team.

Product revenue in EMEA was $2.3 million, or 24% of product revenue, in the three-month period ended September 30, 2014, compared to $1.1 million, or 14%, for the same period of 2013. Our sales in EMEA were $6.9 million in the nine-month period ended September 30, 2014, compared to $3.2 million for the same period in 2013. The increase in Product revenue in EMEA is primarily attributable to a large UPS sale in the nine month period ending September 30, 2014.

Service and other revenue. Service and other revenue decreased by approximately $2.2 million, or 42%, to $3.0 million for the three-month period ended September 30, 2014, compared to the same period of 2013. This decrease primarily reflects lower professional fees and other service revenue associated with MIS product sales recorded in the three-month period ended September 30, 2014. For the nine-month period ended September 30, 2014, our service and other revenue decreased by approximately $3.8 million, or 29%, compared to the same period of 2013. The decrease primarily reflects lower service revenue and professional fees associated with MIS product sales in 2013.

Cost of product revenue. Cost of product revenue as a percentage of total product revenue was 77% and 80% for the three-month and nine-month periods ended September 30, 2014, compared to 85% and 73% for the same periods in 2013. The decrease in costs as a percentage of revenue for the three-month period ended September 30, 2014 reflects a favorable mix with higher margin UPS sales and lower ancillary equipment sold combined with improved absorption. The increase for the nine-month period ended September 30, 2014 reflects a lower rate of absorption of overhead costs due to lower revenue and production.

Cost of service and other revenue. Cost of service and other revenue was 49% of service and other revenue in the three-month period ended September 30, 2014, compared to 47% for the same period of 2013.  The cost of service and other revenue was 60% of service and other revenue in the nine-month period ended September 30, 2014, compared to 56% for the same period of 2013. These increases reflect a shift in the types of services provided, with professional services being down in 2014 compared to the same periods in 2013 due to large projects which were not repeated in 2014. The utilization of our service personnel will be affected by the number of MIS solution products implemented in a particular period and in periods where we have a low number of installation projects we would expect our costs as a percentage of revenue to increase due to lower employee utilization.

Gross profit. For each of the three-month periods ended September 30, 2014 and 2013, our gross profit was 30% of revenue. For the nine-month period ended September 30, 2014, our gross profit was 25% of revenue, compared to 32% for the same period of 2013. This margin decrease is related to under absorption of fixed overhead costs in manufacturing and service due to the lower revenue and manufacturing production in the nine month period of 2014.

Research and development. Research and development expenses were approximately $0.6 million, or 29%, lower in the third quarter of 2014 compared to the third quarter of 2013. The decrease was primarily due to reduced costs for development activities on our next generation of UPS product incurred in the third quarter of 2013 that did not repeat in the third quarter of 2014.

For the nine-month period ended September 30, 2014, our research and development expense was $5.2 million, compared to $5.6 million for the same period of 2013.  The decrease was due to reduced costs for development activities on our next generation of UPS product.

Selling and marketing. Selling and marketing costs were approximately $2.9 million in the third quarter of 2014, compared to $2.7 million for the same period of 2013.

Index
Selling and marketing expenses were approximately $8.9 million for the nine-month period ended September 30, 2014, compared to $8.7 million for the same period in 2013.

General and administrative. General and administrative expenses for the three- and nine-month periods ended September 30, 2014 were approximately $1.5 million and $4.5 million, respectively, compared to $2.0 million and $4.8 million for the same periods in 2013. These decreases were primarily due to a reduction in relocation and bad debt expense from 2013.

Interest expense, net. Net interest expense decreased approximately $24,000 and increased approximately $19,000 for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The interest expense incurred during 2014 and 2013 was in connection with the outstanding balance on our revolving credit facility.

Other income (expense), net. Other income (expense), net was $42,000 and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and primarily reflects an impairment of a fixed asset along with foreign exchange losses or gains on bank accounts and sales contracts held in foreign currencies.

Other income (expense), net for the nine month period ended September 30, 2014 increased approximately $31,000, or 22%, compared to the same period in 2013, and primarily reflects an impairment of a fixed asset along with foreign exchange losses or gains on bank accounts and sales contracts held in foreign currencies.
Income tax expense. The following table summarizes the total income tax expense that the Company recorded, and the related effective tax rate, for the three and nine months ended September 30, 2014 and 2013 (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income tax expense	$258	$0	$258	$0
Effective tax rate	(11.5)%	0%	(2.5)%	0%
The increase in the effective tax rate for the three months and nine months ended September 30, 2014 was primarily due to settlement under tax examination by the German tax authorities. In September 2014, we settled a tax examination of our German subsidiary for years 2007 through 2011.  In the settlement, we agreed to transfer pricing adjustments for the period under examination resulting in a reduction of loss carryovers and a deemed distribution subject to withholding taxes under German law.  We recorded a provision for income taxes of $0.3 million in the quarter ended September 30, 2014 related to settlement of the German tax examination.
  Liquidity and Capital Resources
Our primary sources of liquidity at September 30, 2014 are our cash and cash equivalents, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections, we expect we will have adequate capital resources to continue operating our business for at least the next twelve months. Our projections and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2014 and beyond or significantly affect our level of liquidity.

Index
On July 28, 2014, we entered into a Third Amended and Restated Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). This new amended three-year loan facility provides for a secured revolving line of credit in an aggregate amount of up to eighty percent (80%) of the facility amount of $18.750 million, or $15.0 million, and increased our inventory and purchase order availability from $3.5 million to $7.0 million subject to certain borrowing bases. Purchase orders and eligible inventory are subject to a sublimit of $4.0 million and accounts receivable for UK is $5.0 million.  In the event we maintain our Liquidity Ratio of 2.50:1.00 for the immediately preceding Reconciliation Periods the sublimit will be uncapped during this time.
The loans made to us under the Loan Agreement are secured by a lien on substantially all of our assets, including the assets of Active Power Solutions Limited, our wholly-owned United Kingdom subsidiary, and the assets of Active Power (Germany) GmbH, our indirect wholly-owned German subsidiary.  The only direct or indirect subsidiaries of Active Power, Inc. that are not guarantors under the Loan Agreement are Active Power China (Beijing) Co. Ltd. and immaterial subsidiaries that are not operating companies.  There are no restrictions on the ability of any of the subsidiary guarantors to transfer funds to Active Power, Inc. in the form of loans, advances or dividends, except as provided by applicable law. On July 28, 2014, Active Power (Germany) GmbH, a wholly-owned subsidiary of Active Power (Switzerland) AG, entered into a Borrower Joinder Supplement with Active Power and Silicon Valley Bank, under which Active Power (Germany) GmbH guaranteed all of the obligations of Active Power under the Loan Agreement and secured its obligations under the Loan Agreement with a security interest on substantially all of its assets.
The other key terms of the Loan Agreement remain unchanged, including customary affirmative covenants, a minimum liquidity ratio, the borrowing base eligibility (formerly called “streamline ratio”), reporting requirements, and other terms and conditions. We are currently in compliance with all loan covenants under the loan facility. As of September 30, 2014, we had outstanding borrowings of $5.5 million under this loan facility and, based on the borrowing base formula, the additional amount available to us for use ranged between $2.1 million and $5.6 million during the quarter. For further information regarding this loan facility, refer to our Annual Report on Form 10-K for the year ended December 31, 2013, and to our Current Report on Form 8-K filed on July 29, 2014.

In March 2014, we sold approximately 3.7 million shares of common stock at a purchase price of $3.15 per share, for proceeds, net of fees and expenses, of approximately $10.4 million, in a public underwritten offering made under a shelf registration statement that we had filed with the Securities and Exchange Commission and that had been declared effective in June 2013. The proceeds from this offering will be used by us to help fund our working capital requirements and for general corporate purposes.

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

The following table summarizes the changes in cash provided by (used in) operating activities:

($ in thousands)	Nine Months Ended September 30,		Variance
	2014	2013	$	%

Cash provided by (used in) operating activities	$(8,663)	$934	$(9,597)	-1028%

Index
Cash used in operating activities was $8.7 million in the nine-month period ended September 30, 2014 compared to cash provided by operating activities of $0.9 million the same period of 2013. Cash used in operating activities in 2014 was primarily due to higher net losses combined with a reduction in accrued expenses. The fluctuations in working capital can be impacted by the timing of product orders and shipments. In the nine-month period ended September 30, 2014, we saw a decrease in receivables of $2.0 million, a decrease of approximately $3.1 million in inventory, and a decrease of $0.5 million in restricted cash compared to December 31, 2013.  There was also a decrease in accrued expenses and accounts payable of $1.5 million and $0.5 million, respectively, from December 31, 2013 to September 30, 2014. These changes reflect the frequent changes in our working capital that can result in very large fluctuations in inventory, payables and receivables based on the large size of some of our orders.

Cash provided by operating activities in 2013 was primarily driven by cash resulting from a decrease from working capital reductions including a reduction in accounts receivables partially offset by a use of cash related to inventory manufactured in the period due to a reduction in UPS orders during the period and an increase in build for our new product through the third quarter of 2013.  Cash provided by operating activities was also partially offset by a use of cash in other current assets primarily related to the restatement of amounts owed to us by Qiyuan Network Systems.

The following table summarizes the changes in cash used in investing activities:

($ in thousands)	Nine Months Ended September 30,		Variance
	2014	2013	$	%

Cash used in investing activities	$(272)	$(859)	$587	68%

Investing activities primarily consist of purchases of property and equipment. Capital expenditures were $0.6 million, or 69% lower in the nine-month period ending September 30, 2014, compared to the same period of 2013, as we invested less in capital improvements during 2014.

Our capital expenditures for the next 12 months are expected to be in line with our 2013 spending.

The following table summarizes the changes in cash provided by financing activities:

($ in thousands)	Nine Months Ended September 30,		Variance
	2014	2013	$	%

Cash provided by financing activities	$10,553	$614	$9,939	1619%

Funds provided by financing activities in the nine-month ended September 30, 2014 primarily includes the sale of common stock at a purchase price of $3.15 per share, for proceeds, net of fees and expenses, of approximately $10.4 million, in a public underwritten offering, and also reflects the proceeds from the exercise of employee stock options.

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

Index
Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended September 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to note 8, “Commitments and Contingencies,” on pages 12 to 13 of this Form 10-Q.

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

We have a history of operating losses and have not yet reached operating profitability on an annual basis. We incurred a net loss of $2.5 million in the quarter ended September 30, 2014. If our revenues do not meet our expectations, our costs exceed our estimates, or our working capital needs are greater than anticipated, we may not have adequate liquidity to continue operating our business. Our cash requirements will depend on many factors, including:

•	future sales growth;
•	the demand for our products;
•	the gross profit we are able to generate from our sales;
•	the timing, level, and extent of our research and development funding;
•	the rate of expansion of our sales and marketing activities;
•	the rate of expansion of our manufacturing processes;
•	our overall level of operating expenses;
•	the payment terms we negotiate with our suppliers; and
•	our default rates on receivables.

Index
For example, a substantial increase in sales of our modular infrastructure solutions (“MIS”) or a substantial increase in UPS sales may materially impact the amount of working capital required to fund our operations. In order to increase our MIS sales, we may be required to make larger investments in inventory and receivables. These larger investments may require us to obtain additional sources of working capital, debt, or equity financing in order to fund our business. Even if we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness.

Most of our sales are on an open credit basis. As a result of our customer concentration, our failure to collect receivables from any of our customers in a timely manner could have a significant adverse effect on our liquidity. The collection risk may potentially increase as we sell more MIS, such as our  CleanSource PowerHouse products due to their higher average selling price. If future actual default rates on receivables differ from those currently anticipated, our working capital could decrease and we may not have adequate liquidity to continue operating our business.

Backlog may not result in revenue.

Our backlog is not necessarily a meaningful predictor of future results.  Backlog represents anticipated revenue from unfulfilled product orders and from service work not yet performed under signed contracts.  Due to possible changes in product delivery schedules and the potential for cancellation of unfulfilled product orders and service contracts by our customers, our backlog at any particular date should not be relied upon as being indicative of revenue for any succeeding period.  Some of the orders we accept from customers require certain conditions or contingencies to be satisfied prior to shipment or prior to commissioning or installation, some of which are outside of our control.  Time periods from receipt of an order to shipment date and installation vary widely, and may be determined by a number of factors, including the terms of the customer contract and the customer’s deployment plan.  Also, the size of an order or the scope of a service contract can be reduced significantly during the course of a project.  If the scope of an order or contract is revised, we adjust backlog accordingly.  For these and other reasons, we may not fully realize our entire backlog as revenue.
Tax Matters could adversely impact our results of operations and financial condition.
We are subject to potential income tax and other taxes in the United States and in foreign jurisdictions.  Our tax liabilities are affected by the amount of income we have in various jurisdictions and the amounts we charge in intercompany transactions for products, services, funding and other items.  We are subject to periodic tax audits in the United States and in other various jurisdictions.  Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing, or other matters and assess additional taxes.  We assess the likelihood of adverse outcomes resulting from these examinations to determine the need for and adequacy of a provision for income taxes.  However, the outcomes from these examinations could have an adverse effect on our provision for income taxes and cash tax liability.  In addition, our income taxes and other tax liability in the future could be adversely affected by numerous factors including changes in tax laws, regulations, accounting principles, or interpretations thereof, which could adversely impact our results of operations and financial condition.
Item 6.	Exhibits.

See the Exhibit Index beginning on page 24 of this Form 10-Q.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

October 31, 2014	/s/ Mark A. Ascolese
(Date)	Mark A. Ascolese
President and Chief Executive Officer
(Principal Executive Officer)

October 31, 2014	/s/ James A. Powers
(Date)	James A. Powers
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Index
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1*	Restated Certificate of Incorporation of Active Power, Inc., as amended (filed as Exhibit 3.1 to Active Power Inc.’s Quarterly Report on Form 10-Q filed on August 1, 2014)

3.2*	Second Amended and Restated Bylaws of Active Power, Inc., as amended (filed as Exhibit 3.2 to Active Power Inc.’s Quarterly Report on Form 10-Q filed on May 1, 2014)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-1 (SEC File No. 333-36946))

4.2*	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

31.1†	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††
The following financial statements from the Active Power’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Incorporated by reference to the indicated filing.
†	Filed with this report.
††	Furnished with this report.