Form 10-Q
period 2015-03-31
ACTIVE POWER INC
filed 2015-04-30
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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
☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

The number of shares of common stock, par value of $0.001 per share, outstanding at April 28, 2015 was 23,106,403.

ACTIVE POWER, INC.

Index

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,727	$14,824
Restricted cash	538	40
Accounts receivable, net of allowance for doubtful accounts of $245 and $212 at March 31, 2015 and December 31, 2014, respectively	11,802	11,222
Inventories, net	7,397	6,845
Prepaid expenses and other	859	800
Total current assets	32,323	33,731
Property and equipment, net	1,891	2,076
Deposits and other	285	291
Total assets	$34,499	$36,098

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,102	$4,044
Accrued expenses	3,640	4,134
Deferred revenue	3,068	2,771
Revolving line of credit	5,535	5,535
Total current liabilities	16,345	16,484
Long-term liabilities	760	821
Commitments and contingencies
Stockholders' equity:
Preferred stock - $0.001 par value; 2,000 shares authorized	—	—
Common stock - $0.001 par value; 40,000 shares authorized; 23,165 and 23,162 shares issued and 23,106 and 23,094 shares outstanding at March 31, 2015 and December 31, 2014, respectively	23	23
Treasury stock	(234)	(231)
Additional paid-in capital	302,990	302,667
Accumulated deficit	(285,554)	(283,995)
Other accumulated comprehensive income	169	329
Total stockholders' equity	17,394	18,793
Total liabilities and stockholders' equity	$34,499	$36,098

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Operations and Comprehensive Loss
(in thousands, except per share amounts; unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Product revenue	$9,548	$7,457
Service and other revenue	3,581	3,481
Total revenue	13,129	10,938

Cost of goods sold:
Cost of product revenue	6,971	5,905
Cost of service and other revenue	1,851	2,105
Total cost of goods sold	8,822	8,010
Gross profit	4,307	2,928

Operating expenses:
Research and development	1,516	2,080
Selling and marketing	2,706	2,888
General and administrative	1,558	1,606
Total operating expenses	5,780	6,574
Loss from operations	(1,473)	(3,646)

Interest expense, net	(79)	(101)
Other income (expense), net	(7)	(127)

Net loss	$(1,559)	$(3,874)
Net loss per share, basic and diluted	$(0.07)	$(0.19)

Shares used in computing net loss per share, basic and diluted	23,130	20,574

Comprehensive loss:
Net loss	$(1,559)	$(3,874)
Translation loss on subsidiaries denominated in foreign currencies	(160)	(2)
Comprehensive loss	$(1,719)	$(3,876)

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands; unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	At Cost	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2014	23,162	$23	56	$(231)	$302,667	$(283,995)	$329	$18,793
Release of Restricted Stock	3	—	—	—	—	—	—	—
Shares held in treasury	—	—	2	(3)	—	—	—	(3)
Net translation gain on foreign subsidiaries	—	—	—	—	—	—	(160)	(160)
Stock-based compensation	—	—	—	—	323	—	—	323
Net loss	—	—	—	—	—	(1,559)	—	(1,559)
Balance at March 31, 2015	23,165	$23	58	$(234)	$302,990	$(285,554)	$169	$17,394

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands; unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(1,559)	$(3,874)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	293	314
Net change to allowance for doubtful accounts	33	(52)
Stock-based compensation	323	333
Changes in operating assets and liabilities:
Restricted cash	(498)	—
Accounts receivable	(613)	(271)
Inventories	(552)	(901)
Prepaid expenses and other assets	(53)	104
Accounts payable	58	1,434
Accrued expenses	(494)	(1,053)
Deferred revenue	297	(172)
Long term liabilities	(61)	5
Net cash used in operating activities	(2,826)	(4,133)

Investing activities
Purchases of property and equipment	(140)	(56)
Net cash used in investing activities	(140)	(56)

Financing activities
Proceeds from public offering of common stock, net of issuance costs	—	10,485
Proceeds from employee stock option exercises	—	108
Taxes paid related to net share settlement of equity awards	(3)	(7)
Net cash (used in) provided by financing activities	(3)	10,586

Effects of exchange rates on cash	(128)	(2)

Change in cash and cash equivalents	(3,097)	6,395
Cash and cash equivalents, beginning of period	14,824	12,261
Cash and cash equivalents, end of period	$11,727	$18,656

See accompanying notes.

Index

Active Power, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2015
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

Our products and solutions are designed to deliver continuous conditioned power during power disturbances such as voltage sags and surges, and to provide ride-through power in the event of a brief utility failure, supporting operations until utility power is restored or a longer term alternative power source, such as a diesel generator, is started. We sell our products globally through our direct sales force, manufacturer’s representatives, distributors, original equipment manufacturers (“OEM”), and IT partners in the Americas, in Europe, Middle East, and Africa (“EMEA”), and in the Asia Pacific region (“APAC”).

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

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from our audited financial statements, and the unaudited condensed consolidated financial statements as of March 31, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, and include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

2.	Significant Accounting Policies and Supplemental Balance Sheet Information

For a complete description of our principal accounting policies see Note 1. “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Shown below are certain of our principal accounting policies.

Restricted Cash

Our restricted cash balance of $0.5 million as of March 31, 2015 consists of a $6,000 deposit guarantee for our building lease in Germany, which renews every six months through the term of the lease agreement, a $30,000 performance guarantee to a customer that was secured with a letter of credit, which expires in June 2017, and a $0.5 million performance guarantee to a customer that was secured with a letter of credit, which expires in July 2015. As of December 31, 2014, our restricted cash balance was $40,000 which consisted primarily of secured performance and deposit guarantees.

Index

Receivables

Accounts receivable consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Trade receivables	$12,047	$11,434
Less: Allowance for doubtful accounts	(245)	(212)
	$11,802	$11,222

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, our credit losses have been minimal, primarily because the majority of our revenues were generated from large customers, such as Caterpillar, Inc. (“Caterpillar”) and Hewlett Packard Corporation (“HP”). We perform credit evaluations of new customers and when necessary we require deposits, prepayments or use of bank instruments such as trade letters of credit to mitigate our credit risk. We write off uncollectable trade receivables, and record any recoveries of previous write offs against the allowance. Our standard payment terms are net 30 days; however we have agreements with certain larger customers and certain distributors that allow for more extended terms at or above net 60 days.

Inventories, net

Inventories, net are stated at the lower of cost or market, using the first-in-first-out method, and consisted of the following (in thousands, net of allowance):

	March 31, 2015	December 31, 2014
Raw materials	$5,654	$5,440
Work in process	1,589	473
Finished goods	154	932
	$7,397	$6,845

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Compensation, severance and benefits	$1,571	$1,296
Warranty liability	469	475
Taxes, other than income	381	1,080
Professional fees	357	463
Other	862	820
	$3,640	$4,134

Warranty Liability

Generally, the warranty period for our power quality products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. Occasionally, we provide longer warranty periods to certain customers. The warranty period for products sold to our primary OEM customer, Caterpillar, is 12 months from the date of shipment to the end-user, or up to 36 months from shipment from Active Power. This is dependent upon Caterpillar complying with our storage requirements for our products in order to preserve this warranty period beyond the standard 18-month limit. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is included in accrued expenses and long-term liabilities on the accompanying consolidated balance sheet.

Index

Changes in our warranty liability are as follows (in thousands):

Balance at December 31, 2014	$527
Warranty expense	247
Payments	(272)
Balance at March 31, 2015	$502

Warranty liability included in Accrued expenses	$469
Warranty liability included in Long-term liabilities	33
Balance at March 31, 2015	$502

 Revenue Recognition

We recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. In general, revenue is recognized when revenue-generating transactions fall into one of the following categories of revenue recognition:

•
We recognize product revenue at the time of shipment for a significant portion of all products sold directly to customers and through distributors because title and risk of loss typically pass on delivery to the common carrier. Our customers and distributors do not have the right to return products. If title and risk of loss pass at some other point in time, we recognize such revenue for our customers when the product is delivered to the customer and title and risk of loss have passed.  We may enter into bill-and-hold arrangements and when this happens delivery may not occur, but other criteria are reviewed to determine proper timing of revenue recognition.

•	Unless performed under a maintenance contract, we recognize installation, service and maintenance revenue at the time the service is performed.

•
We recognize revenue associated with maintenance agreements over the life of the contracts using the straight-line method, which approximates the expected timing in which applicable services are performed. Amounts collected in advance of revenue recognition are recorded as a current liability in the deferred revenue line of the consolidated balance sheet or as a long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

•
We recognize revenue on certain rental programs over the life of the rental agreements using the straight-line method. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

When collectability is not reasonably assured, we defer revenue and will recognize revenue as payments are received.

Multiple element arrangements (“MEAs”) are arrangements to sell products to customers that frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of our CleanSource® UPS or CleanSource PowerHouse products, combined with one or more of the following products: design services, project management, commissioning and installation services, spare parts or consumables, and maintenance agreements. Delivery of the various products or performance of services within the arrangement may or may not coincide. Certain services related to design and consulting may occur prior to product delivery. Commissioning and installation typically take place within six months of product delivery, depending upon customer requirements. Maintenance agreements, consumables, and repair, maintenance or consulting services are generally delivered over a period of one to five years. In certain arrangements revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of future products and services.

Index

When arrangements include multiple elements, we allocate revenue to each element based on the relative selling price and recognize revenue when the elements have standalone value and the four criteria for revenue recognition have been met. We establish the selling price of each element based on Vendor Specific Objective Evidence (“VSOE”) if available, Third Party Evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. We generally determine selling price based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements. When arrangements include a maintenance agreement, we recognize revenue related to the maintenance agreement at the stated contractual price on a straight-line basis over the life of the agreement.

Any taxes imposed by governmental authorities on our revenue-producing transactions with customers are shown in our consolidated statements of operations on a net-basis; that is, excluded from our reported revenues.

Recently issued accounting pronouncements not yet adopted

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, (“ASU 2014-15”), “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect the adoption of this standard will have a material effect on our financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, “Topic 606”. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We will adopt this guidance January 1, 2017. We are evaluating the new guidelines to see if they will have a significant impact on our consolidated results of operation, financial condition or cash flows.

3.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net loss	$(1,559)	$(3,874)
Basic and dilutive:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	23,130	20,574

Basic and diluted net loss per share	$(0.07)	$(0.19)

The calculation of diluted loss per share excludes 3,132,744 and 2,673,364 shares of common stock issuable upon exercise of employee stock options for the three months ended March 31, 2015 and 2014, respectively, and non-vested shares of common stock issuable upon exercise of 17,143 and 42,923 restricted stock units for the three months ended March 31, 2015 and 2014, respectively, because their inclusion would be anti-dilutive.

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

Highest priority is given for Level 1 input and lower priority to Level 3 inputs. A financial instrument's level is based on the lowest level of any input that is significant to the fair value measurement. No changes were made to our methodology.

Our Level 1 assets consist of cash equivalents, which are primarily invested in money-market funds. These assets are classified as Level 1 because they are valued using quoted prices in active markets and other relevant information generated by market transactions involving identical assets and liabilities. The fair value was $3.1 million as of March 31, 2015 and December 31, 2014.

For cash and cash equivalents, accounts receivable, accounts payable and our revolving line of credit, the carrying amount approximates fair value because of the relative short maturity of those instruments.

5.	Guarantees

In certain geographical regions, particularly Europe, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our delivery or warranty obligations. We secure these guarantees with standby letters of credit through our bank. At March 31, 2015, we had a $6,000 deposit guarantee outstanding for our building lease in Germany which renews every six months through the term of the lease agreement, a $30,000 performance guarantee to a customer that was secured with a letter of credit, which expires in June 2017, and a $0.5 million performance guarantee to a customer that was secured with a letter of credit, which expires in July 2015. At December 31, 2014, our restricted cash balance was $40,000 which consisted primarily of secured performance and deposit guarantees. Our restricted cash, as shown on the balance sheet, is related to these guarantees.

6.	Revolving Line of Credit

On July 28, 2014, we entered into a Third Amended and Restated Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). This amended three-year loan facility provides for a secured revolving line of credit in an aggregate amount of up to eighty percent (80%) of the facility amount of $18.8 million, or $15.0 million, and increased our inventory and purchase order availability from $3.5 million to $7.0 million, subject to certain borrowing bases. Purchase orders and eligible inventory are subject to a sublimit of $4.0 million, and accounts receivable in the UK and Germany have a $5.0 million sublimit.  If we maintain our Liquidity Ratio of 2.50:1.00 for the immediately preceding Reconciliation Period, the sublimit will be uncapped. We are currently in compliance with all loan covenants under the Loan Agreement. Further, the Third Amendment extends the maturity date to August 5, 2017 and reduces the finance charge to a per annum rate equal to SVB's prime rate, subject to a minimum prime rate of 4.00%, plus (a) 0.50% for eligible accounts, inventory and purchase orders when we are Borrowing Base Eligible (as defined in the Loan Agreement), or (b) 1.20% for eligible accounts when we are not Borrowing Base Eligible.

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

The other key terms of the Loan Agreement remain unchanged, including customary affirmative covenants, a minimum liquidity ratio, the borrowing base eligibility (formerly called the “streamline ratio”), reporting requirements, and other terms and conditions. We are currently in compliance with all loan covenants under the loan facility. As of March 31, 2015, we had outstanding borrowings of $5.5 million under this loan facility and, based on the borrowing base formula, the additional amount available to us was $6.0 million at March 31, 2015. For further information regarding this loan facility, refer to our Annual Report on Form 10-K for the year ended December 31, 2014, and to our Current Report on Form 8-K filed on July 29, 2014.

7. Commitments and Contingencies

We may be involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. In evaluating whether a contingency should be disclosed, the Company considers if there is at least a reasonable possibility that a loss or an additional loss may have been incurred, and either an accrual is not made because any of the conditions, or an exposure to loss exists in excess of the amount accrued. We evaluated all potentially significant litigation, government investigations, claims or assessments in which we are involved and determined there were no contingent losses, either accrued or reasonably possible of loss that could materially affect its results of operations, financial condition, or cash flows.

We record an accrual with respect to a claim, suit, investigation or proceeding when it is reasonably probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended March 31, 2015, were not material to the Consolidated Financial Statements.

The following is a summary of our more significant legal matters.

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

Index

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

On September 23, 2014, we reached an agreement in principle and entered into a memorandum of understanding to settle the consolidated derivative actions.  The parties to the consolidated derivative actions signed a definitive settlement agreement on January 30, 2015, which was granted preliminary approval by the Court on March 10, 2015. The proposed settlement would resolve for all defendants all of the issues that are pending in the consolidated derivative actions.  The proposed consolidated derivative settlement includes, among other things, certain governance improvements by us. We anticipate that the settlement fees and related expenses would be paid entirely from insurance proceeds.  The proposed settlement is not yet consummated, and is subject to a number of conditions.  The proposed settlement is also subject to final approval by the Court at a hearing scheduled for May 12, 2015.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2014, included in our 2014 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar phrases as they relate to us are intended to identify such forward-looking statements. For further discussion regarding forward-looking statements, please see "Cautionary Statement Regarding Forward-Looking Statements." In addition, please see the “Risk Factors” in Part 1, Item 1A, of our 2014 Annual Report on Form 10-K and in Part II, Item 1A, of this Form 10-Q for a discussion of items that may affect our future results.

Overview

Active Power designs, manufactures, sells and services flywheel-based UPS products that use kinetic energy to provide short-term power as a cleaner alternative to conventional electro-chemical battery-based energy storage. We also design, manufacture, sell, and service MIS that integrate critical power components into a pre-packaged, purpose built enclosure that may include our UPS products as a component. Our products and solutions are based on our patented flywheel and power electronics technology and are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances.

Our products and solutions are designed to deliver continuous conditioned power during power disturbances such as voltage sags and surges, and to provide ride-through power in the event of a brief utility failure, supporting operations until utility power is restored or a longer term alternative power source, such as a diesel generator, is started. We sell our products globally through our direct sales force, manufacturer’s representatives, distributors, OEMs, and IT partners in the Americas, in Europe, Middle East, and Africa (“EMEA”), and in the Asia Pacific region (“APAC”).

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

Index

Results of Operations

Below are our revenues and costs and expenses for the three-month periods ended March 31, 2015 and 2014. This information should be read in conjunction with our Consolidated Financial Statements and notes thereto.

	Three Months Ended March 31,
($ in thousands)	2015	2014	$ change	% change
Product revenue	$9,548	$7,457	$2,091	28%
Service and other revenue	3,581	3,481	100	3%
Total revenue	13,129	10,938	2,191	20%
Cost of product revenue	6,971	5,905	1,066	18%
Cost of service and other revenue	1,851	2,105	(254)	(12)%
Total cost of goods sold	8,822	8,010	812	10%
Gross profit	4,307	2,928	1,379	47%
Operating expenses:
Research and development	1,516	2,080	(564)	(27)%
Selling and marketing	2,706	2,888	(182)	(6)%
General and administrative	1,558	1,606	(48)	(3)%
Total operating expenses	5,780	6,574	(794)	(12)%
Loss from Operations	(1,473)	(3,646)	2,173	60%
Interest expense, net	(79)	(101)	22	22%
Other income (expense), net	(7)	(127)	120	94%
Net loss	$(1,559)	$(3,874)	$2,315	(60)%

Index

Product revenue.  Our product revenue was derived from the following sources:

($ in thousands)	Three Months Ended March 31,		Variance
	2015	2014	$ change	% change

Product revenue:
UPS product revenue	$7,177	$6,636	$541	8%
Modular Infrastructure Solutions	2,371	821	1,550	189%
Total product revenue	$9,548	$7,457	$2,091	28%

Total product revenue for the three-month period ended March 31, 2015 increased by $2.1 million, or 28%, to $9.5 million compared to $7.5 million in the same period in 2014. The increase was driven primarily by an increase in MIS sales of $1.6 million and an increase in UPS sales of $0.5 million. The increase is due to higher volume of large projects this quarter compared to prior year.

Product revenue from our OEM channel for the three-month period ended March 31, 2015 was $4.0 million, an increase of approximately $2.5 million, or 165%, compared to revenue of $1.5 million for the first quarter of 2014. The size and volume of orders from our OEM channel can fluctuate significantly on a quarterly basis, and we continue to see a small number of large transactions from our OEM channel. Sales to Caterpillar, our primary OEM channel, represented $4.7 million, or 35% of our total revenue, inclusive of service and spare parts, for the three-month period ended March 31, 2015, compared to $1.9 million, or 18% of our total revenue, in the comparable period of 2014.

Product revenue from our IT channel for the first quarter of 2015 was $0.9 million, compared to $0.8 million for the first quarter of 2014.

Product revenue in the Americas was $7.3 million, or 76% of our product revenue, for the three-month period ended March 31, 2015, compared to $5.0 million, or 67% of our product revenue, for the same period in 2014. The increase reflects higher MIS revenues of $1.6 million due to higher volume of large projects this quarter compared to prior year.

Index

We sell products directly to customers in APAC and EMEA and also through a network of international distributors. Product sales to customers in APAC were $0.1 million, or 1% of our total product revenue, in the three-month period ended March 31, 2015, compared to $0.7 million, or 10% for the same period in 2014. The decrease was primarily driven by lower UPS sales.

Product revenue in EMEA was $2.1 million, or 22% of product revenue, in the three-month period ended March 31, 2015, compared to $1.7 million, or 23%, for the same period of 2014. The increase in product revenue in EMEA is primarily attributable to an increase in direct sales during the quarter ending March 31, 2015.

Service and other revenue. Service and other revenue increased by approximately $0.1 million, or 3%, to $3.6 million for the three-month period ended March 31, 2015, compared to the same period of 2014. This increase primarily reflects an improved mix of spare parts recorded in the three-month period ended March 31, 2015.

Cost of product revenue. Cost of product revenue as a percentage of total product revenue was 73% for the three-month period ended March 31, 2015, compared to 79% for the same period in 2014. The decrease in costs as a percentage of revenue for the three-month period ended March 31, 2015 reflects a favorable mix with higher margin UPS sales and lower ancillary equipment sold combined with improved absorption. Included in the first quarter of 2015 results was a favorable resolution of a customer billing that resulted in $0.1 million of gross margin.

Cost of service and other revenue. Cost of service and other revenue was 52% of service and other revenue in the three-month period ended March 31, 2015, compared to 60% for the same period of 2014.  This decrease reflects a favorable mix of higher margin maintenance contracts.

Gross profit. For the three-month periods ended March 31, 2015 and 2014, our gross profit was 33% and 27% of revenue, respectively. This margin increase is related to a favorable mix with higher margin UPS sales and improved manufacturing absorption.

Research and development. Research and development expenses were approximately $0.6 million, or 27%, lower in the first quarter of 2015 compared to the first quarter of 2014. The decrease was primarily due to lower payroll expense of $0.3 million and reduced costs for development activities on our next generation of UPS products, which were incurred in fiscal 2014, of $0.2 million.

Selling and marketing. Selling and marketing costs were approximately $2.7 million in the first quarter of 2015, compared to $2.9 million for the same period of 2014. The decrease was primarily due to lower payroll expense in 2015 compared to 2014.

General and administrative. General and administrative expenses for both the three month periods ended March 31, 2015 and 2014 were approximately $1.6 million.

Interest expense, net. Net interest expense decreased approximately $22,000 for the three months ended March 31, 2015, compared to the same period in 2014. The interest expense incurred during 2015 and 2014 was in connection with the outstanding balance on our revolving credit facility.

Other income (expense), net. Other income (expense), net was $7,000 and $0.1 million for the three months ended March 31, 2015 and 2014, respectively, which primarily reflects foreign exchange losses or gains on settlement of intercompany balances and sales contracts held in foreign currencies.

Index

Liquidity and Capital Resources
Our primary sources of liquidity at March 31, 2015 are our cash and cash equivalents, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections, we expect we will have adequate capital resources to continue operating our business for at least the next twelve months. Our projections and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2015 and beyond or significantly affect our level of liquidity.

On July 28, 2014, we entered into a Third Amended and Restated Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). This new amended three-year loan facility provides for a secured revolving line of credit in an aggregate amount of up to eighty percent (80%) of the facility amount of $18.8 million, or $15.0 million, and increased our inventory and purchase order availability from $3.5 million to $7.0 million subject to certain borrowing bases. Purchase orders and eligible inventory are subject to a sublimit of $4.0 million while our sublimit for accounts receivable for the UK and Germany is $5.0 million each.  In the event we maintain our Liquidity Ratio (as defined in the Loan Agreement) of 2.50:1.00 for the immediately preceding Reconciliation Periods (also as defined in the Loan Agreement) the sublimit will be uncapped during this time. We are currently in compliance with all loan covenants under the Loan Agreement. Further, the Loan Agreement extends the maturity date to August 5, 2017 and reduces the finance charge to a per annum rate equal to SVB's prime rate, subject to a minimum prime rate of 4.00%, plus (a) 0.50% for eligible accounts, inventory and purchase orders when we are Borrowing Base Eligible (as defined in the Loan Agreement), or (b) 1.20% for eligible accounts when we are not Borrowing Base Eligible.
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
The other key terms of the Loan Agreement remain unchanged, including customary affirmative covenants, a minimum liquidity ratio, the borrowing base eligibility (formerly called the “streamline ratio”), reporting requirements, and other terms and conditions. We are currently in compliance with all loan covenants under the loan facility. As of March 31, 2015, we had outstanding borrowings of $5.5 million under this loan facility and, based on the borrowing base formula, the additional amount available to us for use ranged between $3.3 million and $6.0 million during the quarter. For further information regarding this loan facility, refer to our Annual Report on Form 10-K for the year ended December 31, 2014, and to our Current Report on Form 8-K filed on July 29, 2014.

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

Index

Operating Activities

The following table summarizes the changes in cash provided by (used in) operating activities:

($ in thousands)	Three Months Ended March 31,		Variance
	2015	2014	$	%
Cash used in operating activities	$(2,826)	$(4,133)	$1,307	32%

Cash used in operating activities was $2.8 million in the three-month period ended March 31, 2015 compared to $4.1 million for the same period of 2014. Cash used in operating activities in 2015 was primarily related to our net loss of $1.6 million. In the three-month period ended March 31, 2015, there was an increase in receivables of $0.6 million and an increase of approximately $0.6 million in inventory compared to December 31, 2014. Cash used in operating activities includes $0.5 million in restricted cash for a secured letter of credit which will become unrestricted in the second quarter of 2015. There was also a decrease in accrued expenses of $0.5 million from December 31, 2014 to March 31, 2015. This decrease was mostly related to the payment of property taxes for 2014. These changes reflect the frequent changes in our working capital, which can be impacted by the timing of product orders and shipments and can result in very large fluctuations in inventory, payables and receivables based on the large size of some of our orders.

Cash used in operating activities in 2014 was primarily due to higher net losses combined with a reduction in accrued liabilities associated with payments made on professional fees, compensation and benefits.

Investing Activities

The following table summarizes the changes in cash used in investing activities:

($ in thousands)	Three Months Ended March 31,		Variance
	2015	2014	$	%
Cash used in investing activities	$(140)	$(56)	$(84)	(150)%

Investing activities consist of purchases of property and equipment. Capital expenditures were $84,000 higher in the three-month period ending March 31, 2015, compared to the same period of 2014, as we invested more in capital improvements during 2015.

Financing Activities

The following table summarizes the changes in cash provided by financing activities:

($ in thousands)	Three Months Ended March 31,		Variance
	2015	2014	$	%
Cash (used in) provided by financing activities	$(3)	$10,586	$(10,589)	(100)%

Funds used in financing activities in the three-month ended March 31, 2015 primarily includes net share settlement of equity awards.

Funds provided by financing activities in the three-month period ended March 31, 2014 primarily includes the sale of common stock at a purchase price of $3.15 per share, for proceeds, net of fees and expenses, of approximately $10.4 million, in a public underwritten offering, and also reflects the proceeds from the exercise of employee stock options.

We believe that our cash and cash equivalents, projected cash flows from operations and sources of available liquidity will be sufficient to fund our operations for the next 12 months. However, a sudden change in business volume, positive or negative, from any of our business or channel partners, or in our direct business, or any customer-driven events such as order or delivery deferral, could significantly impact our revenues and cash needs. We do have some opportunity to adjust expenditures or take

Index

other measures to reduce our cash consumption or to identify additional sources of funding if we anticipate an increase in our working capital requirements due to increased revenues or changes in our revenue mix. A significant increase in sales, especially in our MIS business, would likely increase our working capital requirements, due to the longer production time and cash cycle of sales of these products.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For a description of our market risks, see Part I, Item 7A in our 2014 Annual Report on Form 10-K. There have been no material changes in our exposures to market risk since December 31, 2014.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to note 7, “Commitments and Contingencies,” on pages 12 to 13 of this Form 10-Q.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors described in our 2014 Annual Report on Form 10-K. You should carefully consider the risks described in Item 1A of our 2014 Annual Report on Form 10-K before making a decision to invest in our common stock or in evaluating Active Power and our business. The risks and uncertainties described in our 2014 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations.

Item 6.	Exhibits.

See the Exhibit Index beginning on page 22 of this Form 10-Q.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

April 30, 2015	/s/ Mark A. Ascolese
(Date)	Mark A. Ascolese
President and Chief Executive Officer
(Principal Executive Officer)

April 30, 2015	/s/ James A. Powers
(Date)	James A. Powers
Chief Financial Officer and Vice President Finance
(Principal Financial and Accounting Officer)

Index

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1*	Restated Certificate of Incorporation of Active Power, Inc., as amended (filed as Exhibit 3.1 to Active Power Inc.’s Quarterly Report on Form 10-Q filed on August 1, 2014)

3.2*	Second Amended and Restated Bylaws of Active Power, Inc., as amended (filed as Exhibit 3.2 to Active Power Inc.’s Quarterly Report on Form 10-Q filed on May 1, 2014)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-1 (SEC File No. 333-36946))

4.2*	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1*	2015 Adleman Incentive Plan (filed as Exhibit 10.29 to Active Power Inc.'s Annual Report on Form 10-K on February 27, 2015)

10.2*	2015 Management Incentive Plan (filed as Exhibit 10.1 to Active Power Inc.'s Current Report on Form 8-K filed on February 17, 2015)

31.1†	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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