Form 10-Q
period 2015-06-30
ACTIVE POWER INC
filed 2015-07-28
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

The number of shares of common stock, par value of $0.001 per share, outstanding at July 23, 2015 was 23,107,292.

ACTIVE POWER, INC.

Index

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,566	$14,824
Restricted cash	539	40
Accounts receivable, net of allowance for doubtful accounts of $262 and $212 at June 30, 2015 and December 31, 2014, respectively	16,016	11,222
Inventories, net	7,423	6,845
Prepaid expenses and other	605	800
Total current assets	35,149	33,731
Property and equipment, net	1,923	2,076
Deposits and other	283	291
Total assets	$37,355	$36,098

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,487	$4,044
Accrued expenses	4,532	4,134
Deferred revenue	3,550	2,771
Revolving line of credit	5,535	5,535
Total current liabilities	19,104	16,484
Long-term liabilities	670	821
Commitments and contingencies
Stockholders' equity:
Preferred stock - $0.001 par value; 2,000 shares authorized	—	—
Common stock - $0.001 par value; 40,000 shares authorized; 23,167 and 23,162 shares issued and 23,107 and 23,094 shares outstanding at June 30, 2015 and December 31, 2014, respectively	23	23
Treasury stock	(237)	(231)
Additional paid-in capital	303,341	302,667
Accumulated deficit	(285,812)	(283,995)
Other accumulated comprehensive income	266	329
Total stockholders' equity	17,581	18,793
Total liabilities and stockholders' equity	$37,355	$36,098

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Operations and Comprehensive Loss
(in thousands, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Product revenue	$12,905	$7,484	$22,453	$14,941
Service and other revenue	3,950	2,670	7,531	6,151
Total revenue	16,855	10,154	29,984	21,092

Cost of goods sold:
Cost of product revenue	9,089	6,352	16,060	12,257
Cost of service and other revenue	2,268	1,887	4,119	3,992
Total cost of goods sold	11,357	8,239	20,179	16,249
Gross profit	5,498	1,915	9,805	4,843

Operating expenses:
Research and development	1,430	1,600	2,946	3,680
Selling and marketing	2,715	3,152	5,421	6,040
General and administrative	1,524	1,469	3,082	3,075
Total operating expenses	5,669	6,221	11,449	12,795
Loss from operations	(171)	(4,306)	(1,644)	(7,952)

Interest expense, net	(78)	(106)	(157)	(207)
Other income (expense), net	(9)	(1)	(16)	(128)

Net loss	$(258)	$(4,413)	$(1,817)	$(8,287)
Net loss per share, basic and diluted	$(0.01)	$(0.19)	$(0.08)	$(0.38)

Shares used in computing net loss per share, basic and diluted	23,133	23,114	23,131	21,851

Comprehensive loss:
Net loss	$(258)	$(4,413)	$(1,817)	$(8,287)
Translation gain (loss) on subsidiaries denominated in foreign currencies	97	20	(63)	18
Comprehensive loss	$(161)	$(4,393)	$(1,880)	$(8,269)

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands; unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	At Cost	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2014	23,162	$23	56	$(231)	$302,667	$(283,995)	$329	$18,793
Release of Restricted Stock	5	—	—	—	—	—	—	—
Shares held in treasury	—	—	4	(6)	—	—	—	(6)
Net translation loss on foreign subsidiaries	—	—	—	—	—	—	(63)	(63)
Stock-based compensation	—	—	—	—	674	—	—	674
Net loss	—	—	—	—	—	(1,817)	—	(1,817)
Balance at June 30, 2015	23,167	$23	60	$(237)	$303,341	$(285,812)	$266	$17,581

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands; unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(1,817)	$(8,287)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	524	620
Net change to allowance for doubtful accounts	50	(93)
Loss (gain) on disposal of fixed assets	1	(19)
Stock-based compensation	674	552
Changes in operating assets and liabilities:
Restricted cash	(499)	513
Accounts receivable	(4,844)	935
Inventories	(578)	489
Prepaid expenses and other assets	203	209
Accounts payable	1,443	(105)
Accrued expenses	398	(1,321)
Deferred revenue	779	95
Long term liabilities	(151)	(44)
Net cash used in operating activities	(3,817)	(6,456)

Investing activities
Purchases of property and equipment	(392)	(189)
Proceeds from sale of fixed assets	—	19
Net cash used in investing activities	(392)	(170)

Financing activities
Proceeds from public offering of common stock, net of issuance costs	—	10,438
Proceeds from employee stock option exercises	—	108
Taxes paid related to net share settlement of equity awards	(6)	(11)
Net cash (used in) provided by financing activities	(6)	10,535

Effects of exchange rates on cash	(43)	18

Change in cash and cash equivalents	(4,258)	3,927
Cash and cash equivalents, beginning of period	14,824	12,261
Cash and cash equivalents, end of period	$10,566	$16,188

See accompanying notes.

Index

Active Power, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2015
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

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from our audited financial statements, and the unaudited condensed consolidated financial statements as of June 30, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, and include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Restricted Cash

Our restricted cash balance of $0.5 million as of June 30, 2015 consists of a $6,000 deposit guarantee for our building lease in Germany, which renews every six months through the term of the lease agreement, a $31,000 performance guarantee to a customer that was secured with a letter of credit, which expires in June 2017, and a $0.5 million performance guarantee to a customer that was secured with a letter of credit, which expires in July 2015. As of December 31, 2014, our restricted cash balance was $40,000, which consisted primarily of secured performance and deposit guarantees.

Index

Receivables

Accounts receivable consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Trade receivables	$16,278	$11,434
Less: Allowance for doubtful accounts	(262)	(212)
	$16,016	$11,222

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

Inventories, net

Inventories, net are stated at the lower of cost or market, using the first-in-first-out method, and consisted of the following (in thousands, net of allowance):

	June 30, 2015	December 31, 2014
Raw materials	$5,044	$5,440
Work in process	2,012	473
Finished goods	367	932
	$7,423	$6,845

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Compensation, severance and benefits	$2,213	$1,296
Warranty liability	570	475
Taxes, other than income	581	1,080
Professional fees	404	463
Other	764	820
	$4,532	$4,134

Warranty Liability

Generally, the warranty period for our products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. Occasionally, we provide longer warranty periods to certain customers. The warranty period for products sold to our primary OEM customer, Caterpillar, is 12 months from the date of shipment to the end-user, or up to 36 months from shipment from Active Power, whichever period is shorter. This is dependent upon Caterpillar complying with our storage requirements for our products in order to preserve this warranty period beyond the standard 18-month limit. We provide for the estimated cost of product warranties at the time revenue is recognized and this accrual is included in accrued expenses and long-term liabilities on the accompanying consolidated balance sheet.

Index

Changes in our warranty liability are as follows (in thousands):

Balance at December 31, 2014	$527
Warranty expense	449
Payments	(353)
Balance at June 30, 2015	$623

Warranty liability included in Accrued expenses	$570
Warranty liability included in Long-term liabilities	53
Balance at June 30, 2015	$623

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

Multiple element arrangements (“MEAs”) are arrangements to sell products to customers that frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of our CleanSource® UPS or CleanSource PowerHouse products, combined with one or more of the following products or services: design services, project management, commissioning and installation services, spare parts or consumables, and maintenance agreements. Delivery of the various products or performance of services within the arrangement may or may not coincide. Certain services related to design and consulting may occur prior to product delivery. Commissioning and installation typically take place within six months of product delivery, depending upon customer requirements. Maintenance agreements, consumables, and repair, maintenance or consulting services are generally delivered over a period of one to five years. In certain arrangements revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of future products and services.

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

Recently issued accounting pronouncements not yet adopted

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, (“ASU 2015-03”), “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is to be applied on a retrospective basis and represents a change in accounting principle. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect the adoption of this standard will have a material effect on our financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, “Topic 606”. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, the FASB issued for public comment a proposed ASU, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which would defer the effective date of its new revenue recognition standard by one year. At the June 9, 2015 meeting, the FASB voted to approve this deferral. We will adopt this guidance January 1, 2018. We are evaluating the new guidelines to see if they will have a significant impact on our consolidated results of operation, financial condition or cash flows.

3.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(258)	$(4,413)	$(1,817)	$(8,287)
Basic and dilutive:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	23,133	23,114	23,131	21,851

Basic and diluted net loss per share	$(0.01)	$(0.19)	$(0.08)	$(0.38)

The calculation of diluted loss per share excludes 3,177,928 and 2,388,398 shares of common stock issuable upon exercise of employee stock options for the six months ended June 30, 2015 and 2014, respectively, and non-vested shares of

Index

common stock issuable upon exercise of 13,765 and 30,656 restricted stock units for the six months ended June 30, 2015 and 2014, respectively, because their inclusion would be anti-dilutive.

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

Our Level 1 assets consist of cash equivalents, which are primarily invested in money-market funds. These assets are classified as Level 1 because they are valued using quoted prices in active markets and other relevant information generated by market transactions involving identical assets and liabilities. The fair value was $3.1 million as of June 30, 2015 and December 31, 2014.

For cash and cash equivalents, accounts receivable, accounts payable and our revolving line of credit, the carrying amount approximates fair value because of the relative short maturity of those instruments.

5.	Guarantees

In certain geographical regions, particularly Europe, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our delivery or warranty obligations. We secure these guarantees with standby letters of credit through our bank. At June 30, 2015, we had a $6,000 deposit guarantee outstanding for our building lease in Germany which renews every six months through the term of the lease agreement, a $31,000 performance guarantee to a customer that was secured with a letter of credit, which expires in June 2017, and a $0.5 million performance guarantee to a customer that was secured with a letter of credit, which expires in July 2015. At December 31, 2014, our restricted cash balance was $40,000 which consisted primarily of secured performance and deposit guarantees. Our restricted cash, as shown on the balance sheet, is related to these guarantees.

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

The other key terms of the Loan Agreement remain unchanged, including customary affirmative covenants, a minimum liquidity ratio, the borrowing base eligibility (formerly called the “streamline ratio”), reporting requirements, and other terms and conditions. We are currently in compliance with all loan covenants under the loan facility. As of June 30, 2015, we had outstanding borrowings of $5.5 million under this loan facility and, based on the borrowing base formula, the additional amount available to us was $9.5 million at June 30, 2015. For further information regarding this loan facility, refer to our Annual Report on Form 10-K for the year ended December 31, 2014, and to our Current Report on Form 8-K filed on July 29, 2014.

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

We record an accrual with respect to a claim, suit, investigation or proceeding when it is reasonably probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended June 30, 2015, were not material to the Consolidated Financial Statements.

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

Settled Stockholder Litigation

Class action complaint

On September 10, 2013, a purported class action complaint was filed in the United States District Court for the Western District of Texas against us and certain of our former executives. The case was captioned Don Lee v. Active Power, Inc., et. al. (Civil Action No. 1:13-cv-00797-SS). The complaint alleged that on February 19, 2013, we reported that we had begun working with an unnamed Chinese distributor partner, and that on April 30, 2013, we announced in press releases and conference calls that we had entered into a strategic distribution partnership with Digital China. However, on September 5, 2013, after the close of trading, we disclosed that our partnership was with Qiyuan Network System Limited, which is neither an affiliate nor a subsidiary of Digital China. The amended complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and sought unspecified damages on behalf of all stockholders who purchased common stock between February 19 and September 5, 2013.  On March 7, 2014, we filed a motion to dismiss the class action complaint.  Our motion was denied by the Court on July 2, 2014.  On August 11, 2014, we filed an answer to the class action complaint, and on September 2, 2014, the Court declined to certify its order of July 2, 2014 for an interlocutory appeal to the United States Court of Appeals for the Fifth Circuit.

On September 23, 2014, we reached an agreement in principle and entered into a memorandum of understanding to settle the class action complaint.  The parties to the class action signed a definitive settlement agreement on December 2, 2014, which was granted final approval by the Court on May 15, 2015. The settlement resolved for all defendants all of the issues that were pending in the class action complaint.  The class action settlement resulted in a payment of $1.5 million to the settlement class, inclusive of fees and expenses.  This settlement amount was paid from insurance proceeds.

Index

Derivative actions

On September 13, 2013 and October 14, 2013, two separate stockholders filed complaints in the District Court of Travis County, Texas, purporting to bring derivative actions on behalf of us against certain current and former officers and directors of the Company. The first derivative action was captioned Okumura v. Almgren, et. al. (Cause No. D-1-GN-13-003230), and the second derivative action was captioned Shaev v. Milner, et. al. (Cause No. D-1-GN-13-003557). The allegations of each derivative complaint mirrored those of the class action complaint, and they asserted claims for breach of fiduciary duty, unjust enrichment, and/or abuse of control and sought damages on our behalf.  These derivative actions were stayed by agreement pending resolution of the motion to dismiss the securities class action. The stay was lifted and on August 4, 2014, the parties filed a joint motion to consolidate the two derivative cases.  On September 18, 2014, the District Court appointed lead counsel in the consolidated derivative action.

On September 23, 2014, we reached an agreement in principle and entered into a memorandum of understanding to settle the consolidated derivative actions.  The parties to the consolidated derivative actions signed a definitive settlement agreement on January 30, 2015, which was granted final approval by the Court on May 12, 2015. The settlement resolved for all defendants all of the issues that were pending in the consolidated derivative actions.  The settlement fees and expenses were paid from insurance proceeds.

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

Overview

Active Power designs, manufactures, sells and services flywheel-based UPS products that use kinetic energy to provide short-term power as a cleaner alternative to conventional electro-chemical battery-based energy storage. We also design, manufacture, sell, and service MIS that integrate critical power components into a pre-packaged, purpose-built enclosure that may include our UPS products as a component. Our products and solutions are based on our patented flywheel and power electronics technology and are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances.

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

Index

Results of Operations

Below are our revenues and costs and expenses for the three-month and six-month periods ended June 30, 2015 and 2014. This information should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in Item 1 of this Form 10-Q.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2015	2014	$ change	% change	2015	2014	$ change	% change
Product revenue	$12,905	$7,484	$5,421	72%	$22,453	$14,941	7,512	50%
Service and other revenue	3,950	2,670	1,280	48%	7,531	6,151	1,380	22%
Total revenue	16,855	10,154	6,701	66%	29,984	21,092	8,892	42%
Cost of product revenue	9,089	6,352	2,737	43%	16,060	12,257	3,803	31%
Cost of service and other revenue	2,268	1,887	381	20%	4,119	3,992	127	3%
Total cost of goods sold	11,357	8,239	3,118	38%	20,179	16,249	3,930	24%
Gross profit	5,498	1,915	3,583	187%	9,805	4,843	4,962	102%
Operating expenses:
Research and development	1,430	1,600	(170)	(11)%	2,946	3,680	(734)	(20)%
Selling and marketing	2,715	3,152	(437)	(14)%	5,421	6,040	(619)	(10)%
General and administrative	1,524	1,469	55	4%	3,082	3,075	7	—%
Total operating expenses	5,669	6,221	(552)	(9)%	11,449	12,795	(1,346)	(11)%
Loss from Operations	(171)	(4,306)	4,135	96%	(1,644)	(7,952)	6,308	(79)%
Interest expense, net	(78)	(106)	28	26%	(157)	(207)	50	(24)%
Other income (expense), net	(9)	(1)	(8)	(800)%	(16)	(128)	112	(88)%
Net loss	$(258)	$(4,413)	$4,155	(94)%	$(1,817)	$(8,287)	$6,470	(78)%

Index

Product revenue.  Our product revenue was derived from the following sources:

($ in thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2015	2014	$ change	% change	2015	2014	$ change	% change

Product revenue:
UPS product revenue	$8,838	$6,159	$2,679	43%	$16,015	$12,795	$3,220	25%
Modular Infrastructure Solutions	4,067	1,325	2,742	207%	6,438	2,146	4,292	200%
Total product revenue	$12,905	$7,484	$5,421	72%	$22,453	$14,941	$7,512	50%

Total product revenue for the three-month period ended June 30, 2015 increased by $5.4 million, or 72%, to $12.9 million compared to $7.5 million in the same period in 2014. The increase was driven primarily by an increase in MIS sales of $2.7 million and an increase in UPS sales of $2.7 million. The increase is due to a higher volume of large projects from our IT channel partner this quarter compared to prior year in MIS and increased shipments to our OEM channel.

Product revenue for the six-month period ended June 30, 2015 increased by $7.5 million, or 50%, to $22.5 million compared to $14.9 million in the same period in 2014. The increase was driven primarily by the increase in MIS business that was driven by large project orders from our IT channel partner. The level of orders may continue to fluctuate depending on our partner's success and need for infrastructure solutions.

Product revenue from our OEM channel for the three-month period ended June 30, 2015 was $4.7 million, an increase of approximately $3.1 million, compared to revenue of $1.6 million for the second quarter of 2014. For the six-month period ended June 30, 2015, product revenue from our OEM channel was $8.7 million, an increase of $5.6 million, compared to $3.1 million for the same period in 2014. The size and volume of orders from our OEM channel can fluctuate significantly on a quarterly basis, and we continue to see a small number of large transactions from our OEM channel. Total sales inclusive of service and spare parts to Caterpillar, our primary OEM channel, represented $5.5 million and $10.2 million, or 33% and 34% of our total revenue for the three-month and six-month periods ended June 30, 2015, compared to $1.7 million and $3.7 million, or 17% and 17% of our total revenue, in the comparable periods of 2014.

Product revenue from our IT channel for the second quarter of 2015 was $3.6 million, compared to $0 for the second quarter of 2014. For the six-month period ended June 30, 2015, product revenue from our IT channel was $4.5 million, an increase of $3.7 million, compared to $0.8 million for the same period of 2014. This increase was driven primarily by two large orders that were partially shipped in the second quarter of 2015.

Product revenue in the Americas was $8.6 million, or 67% of our product revenue, for the three-month period ended June 30, 2015, compared to $4.1 million, or 55% of our product revenue, for the same period in 2014. For the six-month period ended June 30, 2015, our sales in the Americas were $15.9 million, or 71% of our total product revenue, compared to $9.1 million, or 61% for the same period in 2014. The increase reflects higher MIS revenues of $4.1 million due to higher volume of large projects during 2015 compared to 2014.

Index

We sell products directly to customers in APAC and EMEA and also through a network of international distributors. Product sales to customers in APAC were $0.2 million, or 1% of our total product revenue, in the three-month period ended June 30, 2015, compared to $0.5 million, or 7% for the same period in 2014. Our sales in APAC were $0.3 million, or 1% of our total product revenue, in the six-month period ended June 30, 2015, compared to $1.2 million, or 8% for the same period in 2014. The decrease was driven by lower UPS sales.

Product revenue in EMEA was $4.1 million, or 32% of product revenue, in the three-month period ended June 30, 2015, compared to $2.9 million, or 39%, for the same period of 2014. Our sales in EMEA were $6.3 million, or 28% of product revenue, in the six-month period ended June 30, 2015, compared to $4.6 million, or 31% for the same period in 2014. The increase in product revenue in EMEA is primarily attributable to an increase in our OEM channel partner sales during the quarter ending June 30, 2015.

Service and other revenue. Service and other revenue increased by approximately $1.3 million, or 48%, to $4.0 million for the three-month period ended June 30, 2015, compared to $2.7 million in the same period of 2014. For the six-month period ended June 30, 2015, our service and other revenue increased by approximately $1.4 million, or 22%, to $7.5 million compared to $6.2 million in the same period of 2014. The increase primarily reflects higher professional fees and an improved mix of spare parts.

Cost of product revenue. Cost of product revenue as a percentage of total product revenue was 70% and 72% for the three-month and six-month periods ended June 30, 2015, compared to 85% and 82% for the same periods in 2014. The decrease in costs as a percentage of revenue for the three-month and six-month periods ended June 30, 2015 reflects a favorable mix with higher margin UPS and MIS sales along with continued improvements in manufacturing absorption associated with increased production.

Cost of service and other revenue. Cost of service and other revenue as a percentage of total service and other revenue was 57% and 55% for the three-month and six-month periods ended June 30, 2015, compared to 71% and 65% for the same periods of 2014.  These decreases reflect a favorable mix of higher service contracts along with a better mix of spare parts.

Gross profit. For the three-month periods ended June 30, 2015 and 2014, our gross profit was 33% and 19% of revenue, respectively. For the six-month period ended June 30, 2015, our gross profit was 33% of revenue, compared to 23% for the same period of 2014. The margin increase is related to a favorable mix of higher margin UPS sales along with higher MIS margins as we continue to improve manufacturing absorption.

Research and development. Research and development expenses were $1.4 million, $0.2 million, or 11%, lower in the second quarter of 2015 compared to $1.6 million in the second quarter of 2014. The decrease was primarily due to lower payroll expense of $0.1 million and reduced fees from external parties of $0.1 million related to prototype and testing expenses which were incurred in fiscal 2014.

For the six-month period ended June 30, 2015, our research and development expense was $2.9 million, compared to $3.7 million or 20% lower for the same period of 2014. The decrease was primarily due to lower payroll expense of $0.5 million and reduced fees from external parties of $0.3 million related to prototype and testing expenses which were incurred in fiscal 2014.

Selling and marketing. Selling and marketing costs were approximately $2.7 million in the second quarter of 2015, compared to $3.2 million for the same period of 2014. The decrease was primarily due to lower payroll expense of $0.2 million and $0.1 million in professional fees in 2015 compared to 2014.

Selling and marketing expenses were approximately $5.4 million for the six-month period ended June 30, 2015, compared to $6.0 million for the same period of 2014. The decrease was primarily due to lower payroll expense of $0.4 million and $0.1 million in third party representative commissions.

General and administrative. General and administrative expenses for the three-month periods ended June 30, 2015 and 2014 were both approximately $1.5 million. The decrease of legal expenses of $0.2 million were offset by an increase in stock compensation expense of $0.1 million. General and administrative expenses for the six-month period ending June 30, 2015 and 2014 were both approximately $3.1 million. The decrease of legal expenses of $0.1 million were offset by the increase in stock compensation expense of $0.2 million.

Interest expense, net. Net interest expense decreased approximately $28,000 and $50,000 for the three months and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decrease is related to the lower interest rate related to our amended Loan Agreement (defined herein) in fiscal 2014 from the outstanding balance on our revolving credit facility.

Index

Other income (expense), net. Other income (expense), net for the three months ended June 30, 2015 increased approximately $8,000 compared to the same period of 2014 which primarily reflects foreign exchange losses or gains on settlement of intercompany balances and sales contracts held in foreign currencies.

Other income (expense), net for the six month period ended June 30, 2015 decreased approximately $0.1 million, or 88%, compared to the same period of 2014, and primarily reflects foreign exchanges losses or gains on settlement of intercompany balances and sales contracts held in foreign currencies.

Index

Liquidity and Capital Resources
Our primary sources of liquidity at June 30, 2015 are our cash and cash equivalents, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections, we expect we will have adequate capital resources to continue operating our business for at least the next twelve months. Our projections and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2015 and beyond or significantly affect our level of liquidity.

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
The other key terms of the Loan Agreement remain unchanged, including customary affirmative covenants, a minimum liquidity ratio, the borrowing base eligibility (formerly called the “streamline ratio”), reporting requirements, and other terms and conditions. We are currently in compliance with all loan covenants under the loan facility. As of June 30, 2015, we had outstanding borrowings of $5.5 million under this loan facility and, based on the borrowing base formula, the additional amount available to us for use ranged between $4.3 million and $9.5 million during the quarter. For further information regarding this loan facility, refer to our Annual Report on Form 10-K for the year ended December 31, 2014, and to our Current Report on Form 8-K filed on July 29, 2014.

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

Index

Operating Activities

The following table summarizes the changes in cash used in operating activities:

($ in thousands)	Six Months Ended June 30,		Variance
	2015	2014	$	%
Cash used in operating activities	$(3,817)	$(6,456)	$2,639	41%

Cash used in operating activities was $3.8 million in the six-month period ended June 30, 2015 compared to $6.5 million for the same period of 2014. Cash used in operating activities in 2015 was primarilyderived from our $4.8 million increase in accounts receivables along with our net loss of $1.8 million offset by a $1.8 million increase in accounts payables and accrued expenses. Cash used in operating activities includes $0.5 million in restricted cash for a secured letter of credit which will become unrestricted in July 2015. These changes reflect the frequent changes in our working capital, which can be impacted by the timing of product orders and shipments and can result in very large fluctuations in inventory, payables and receivables based on the large size of some of our orders.

Cash used in operating activities in 2014 was primarily due to higher net losses combined with a reduction in accrued expenses.

Investing Activities

The following table summarizes the changes in cash used in investing activities:

($ in thousands)	Six Months Ended June 30,		Variance
	2015	2014	$	%
Cash used in investing activities	$(392)	$(170)	$(222)	(131)%

Investing activities consist of purchases of property and equipment. Capital expenditures were $0.2 million higher in the six-month period ending June 30, 2015, compared to the same period of 2014, as we invested more in capital improvements during 2015.

Financing Activities

The following table summarizes the changes in cash provided by financing activities:

($ in thousands)	Six Months Ended June 30,		Variance
	2015	2014	$	%
Cash (used in) provided by financing activities	$(6)	$10,535	$(10,541)	(100)%

Funds used in financing activities in the six-month ended June 30, 2015 primarily includes net share settlement of equity awards.

Funds provided by financing activities in the six-month period ended June 30, 2014 primarily includes the sale of common stock at a purchase price of $3.15 per share, for proceeds, net of fees and expenses, of approximately $10.4 million, in a public underwritten offering, and also reflects the proceeds from the exercise of employee stock options.

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

Index

in our MIS business, would likely increase our working capital requirements, due to the longer production time and cash cycle of sales of these products.

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
There have been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2014 Annual Report on Form 10-K.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For a description of our market risks, see Part I, Item 7A in our 2014 Annual Report on Form 10-K. There have been no material changes in our exposures to market risk since December 31, 2014.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

ACTIVE POWER, INC.
(Registrant)

July 28, 2015	/s/ Mark A. Ascolese
(Date)	Mark A. Ascolese
President and Chief Executive Officer
(Principal Executive Officer)

July 28, 2015	/s/ James A. Powers
(Date)	James A. Powers
Chief Financial Officer and Vice President Finance
(Principal Financial and Accounting Officer)

Index

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1*	Restated Certificate of Incorporation of Active Power, Inc., as amended (filed as Exhibit 3.1 to Active Power Inc.’s Quarterly Report on Form 10-Q filed on August 1, 2014)

3.2*	Second Amended and Restated Bylaws of Active Power, Inc., as amended (filed as Exhibit 3.2 to Active Power Inc.’s Quarterly Report on Form 10-Q filed on May 1, 2014)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-1 (SEC File No. 333-36946))

4.2*	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1*	Active Power, Inc. Amended and Restated 2010 Equity Incentive Plan (filed as Exhibit 10.1 to Active Power's Current Report on Form 8-K filed on April 28, 2015)

31.1†	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†
The following financial statements from the Active Power’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Incorporated by reference to the indicated filing.
†	Filed with this report.
††	Furnished with this report.