Form 10-Q
period 2015-09-30
ACTIVE POWER INC
filed 2015-10-27
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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
☐ Yes   ☒ No

The number of shares of common stock, par value of $0.001 per share, outstanding at October 23, 2015 was 23,108,209.

ACTIVE POWER, INC.

Index

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,615	$14,824
Restricted cash	37	40
Accounts receivable, net of allowance for doubtful accounts of $109 and $212 at September 30, 2015 and December 31, 2014, respectively	14,063	11,222
Inventories, net	7,938	6,845
Prepaid expenses and other	438	800
Total current assets	33,091	33,731
Property and equipment, net	2,064	2,076
Deposits and other	280	291
Total assets	$35,435	$36,098

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,119	$4,044
Accrued expenses	4,330	4,134
Deferred revenue	3,678	2,771
Revolving line of credit	5,535	5,535
Total current liabilities	18,662	16,484
Long-term liabilities	630	821
Commitments and contingencies
Stockholders' equity:
Preferred stock - $0.001 par value; 2,000 shares authorized	—	—
Common stock - $0.001 par value; 40,000 shares authorized; 23,169 and 23,162 shares issued and 23,108 and 23,094 shares outstanding at September 30, 2015 and December 31, 2014, respectively	23	23
Treasury stock	(239)	(231)
Additional paid-in capital	303,710	302,667
Accumulated deficit	(287,548)	(283,995)
Other accumulated comprehensive income	197	329
Total stockholders' equity	16,143	18,793
Total liabilities and stockholders' equity	$35,435	$36,098

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Operations and Comprehensive Loss
(in thousands, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product revenue	$11,168	$9,729	$33,621	$24,670
Service and other revenue	3,744	2,963	11,275	9,114
Total revenue	14,912	12,692	44,896	33,784

Cost of goods sold:
Cost of product revenue	8,496	7,490	24,556	19,747
Cost of service and other revenue	2,492	1,442	6,611	5,434
Total cost of goods sold	10,988	8,932	31,167	25,181
Gross profit	3,924	3,760	13,729	8,603

Operating expenses:
Research and development	1,448	1,516	4,394	5,196
Selling and marketing	2,636	2,891	8,057	8,931
General and administrative	1,468	1,455	4,550	4,530
Total operating expenses	5,552	5,862	17,001	18,657
Loss from operations	(1,628)	(2,102)	(3,272)	(10,054)

Interest expense, net	(95)	(94)	(252)	(301)
Other expense, net	(13)	(42)	(29)	(170)

Loss before income taxes	(1,736)	(2,238)	(3,553)	(10,525)
Income tax expense	—	(258)	—	(258)
Net loss	$(1,736)	$(2,496)	$(3,553)	$(10,783)
Net loss per share, basic and diluted	$(0.08)	$(0.11)	$(0.15)	$(0.48)

Shares used in computing net loss per share, basic and diluted	23,135	23,124	23,132	22,271

Comprehensive loss:
Net loss	$(1,736)	$(2,496)	$(3,553)	$(10,783)
Translation loss on subsidiaries denominated in foreign currencies	(65)	(95)	(132)	(75)
Comprehensive loss	$(1,801)	$(2,591)	$(3,685)	$(10,858)

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands; unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	At Cost	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2014	23,162	$23	56	$(231)	$302,667	$(283,995)	$329	$18,793
Release of Restricted Stock	7	—	—	—	—	—	—	—
Shares held in treasury	—	—	5	(8)	—	—	—	(8)
Net translation loss on foreign subsidiaries	—	—	—	—	—	—	(132)	(132)
Stock-based compensation	—	—	—	—	1,043	—	—	1,043
Net loss	—	—	—	—	—	(3,553)	—	(3,553)
Balance at September 30, 2015	23,169	$23	61	$(239)	$303,710	$(287,548)	$197	$16,143

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands; unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(3,553)	$(10,783)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	763	922
Net change to allowance for doubtful accounts	(103)	(96)
Loss (gain) on disposal of fixed assets	—	(15)
Impairment on fixed assets	—	57
Stock-based compensation	1,043	798
Changes in operating assets and liabilities:
Restricted cash	3	478
Accounts receivable	(2,738)	(2,014)
Inventories	(1,193)	3,056
Prepaid expenses and other assets	373	(37)
Accounts payable	1,075	(517)
Accrued expenses	196	(1,464)
Deferred revenue	907	841
Long term liabilities	(191)	111
Net cash used in operating activities	(3,418)	(8,663)

Investing activities
Purchases of property and equipment	(679)	(291)
Proceeds from sale of fixed assets	—	19
Net cash used in investing activities	(679)	(272)

Financing activities
Proceeds from public offering of common stock, net of issuance costs	—	10,438
Proceeds from employee stock option exercises	—	129
Taxes paid related to net share settlement of equity awards	(8)	(14)
Net cash (used in) provided by financing activities	(8)	10,553

Effects of exchange rates on cash	(104)	(75)

Change in cash and cash equivalents	(4,209)	1,543
Cash and cash equivalents, beginning of period	14,824	12,261
Cash and cash equivalents, end of period	$10,615	$13,804

See accompanying notes.

Index

Active Power, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2015
(unaudited)

1.	Basis of Presentation

Active Power, Inc. and its subsidiaries (collectively, “we”, “us”, “Active Power” or “Company”) design, manufacture, sell, and service flywheel-based uninterruptible power supply (“UPS”) products that use kinetic energy to provide short-term power as a cleaner alternative to conventional electro-chemical battery-based energy storage.  We also design, manufacture, sell, and service modular infrastructure solutions (“MIS”) that integrate critical power components into a pre-packaged, purpose-built enclosure that may include our UPS products as a component. Our products and solutions are based on our patented flywheel and power electronics technology and are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances.

Our products and solutions are designed to deliver continuous conditioned power during power disturbances such as voltage sags and surges, and to provide ride-through power in the event of a brief utility failure, supporting operations until utility power is restored or a longer term alternative power source, such as a diesel generator, is started. We sell our products globally through our direct sales force, manufacturer’s representatives, distributors, original equipment manufacturers (“OEM”), and IT partners in the Americas, in Europe, the Middle East, and Africa (“EMEA”), and in the Asia Pacific region (“APAC”).

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

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from our audited financial statements, and the unaudited condensed consolidated financial statements as of September 30, 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, and include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Restricted Cash

Our restricted cash balance of $37,000 as of September 30, 2015, consists of a $6,000 deposit guarantee for our building lease in Germany, which renews every six months through the term of the lease agreement and a $31,000 performance guarantee to a customer that was secured with a letter of credit, which expires in June 2017. Our $0.5 million performance guarantee to a customer that was secured with a letter of credit as of June 30, 2015 expired in July 2015. As of December 31, 2014, our restricted cash balance was $40,000, which consisted primarily of secured performance and deposit guarantees.

Index

Receivables

Accounts receivable consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Trade receivables	$14,172	$11,434
Less: Allowance for doubtful accounts	(109)	(212)
	$14,063	$11,222

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, our credit losses have been minimal, primarily because the majority of our revenues were generated from large customers, such as Caterpillar, Inc. (“Caterpillar”) and Hewlett Packard Enterpise Company (“HPE”). We perform credit evaluations of new customers and when necessary we require deposits, prepayments or use of bank instruments such as trade letters of credit to mitigate our credit risk. We write off uncollectable trade receivables, and record any recoveries of previous write offs against the allowance. Our standard payment terms are net 30 days; however, we have agreements with certain larger customers and certain distributors that allow for more extended terms at or above net 60 days.

Inventories, net

Inventories, net are stated at the lower of cost or market, using the first-in-first-out method, and consist of the following (in thousands, net of allowance):

	September 30, 2015	December 31, 2014
Raw materials	$5,248	$5,440
Work in process	2,334	473
Finished goods	356	932
	$7,938	$6,845

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Compensation, severance and benefits	$2,102	$1,296
Warranty liability	535	475
Taxes, other than income	702	1,080
Professional fees	355	463
Other	636	820
	$4,330	$4,134

Warranty Liability

Generally, the warranty period for our products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. Occasionally, we provide longer warranty periods to certain customers. The warranty period for products sold to our primary OEM customer, Caterpillar, is 12 months from the date of shipment to the end-user, or up to 36 months from shipment from Active Power, whichever period is shorter. This is dependent upon Caterpillar complying with our storage requirements for our products in order to preserve this warranty period beyond the standard 18-month limit. We provide for the estimated cost of product warranties at the time revenue is recognized, and this accrual is included in accrued expenses and long-term liabilities on the accompanying consolidated balance sheet.

Index

Changes in our warranty liability are as follows (in thousands):

Balance at December 31, 2014	$527
Warranty expense	506
Payments	(446)
Balance at September 30, 2015	$587

Warranty liability included in Accrued expenses	$535
Warranty liability included in Long-term liabilities	52
Balance at September 30, 2015	$587

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

Recently issued accounting pronouncements not yet adopted

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, (“ASU 2015-11”), “Inventory (Topic 330): Simplifying the Measurement of Inventory”. ASU 2015-11 requires an entity to measure in scope inventory at the lower of cost and net realizable value. The amendment does not apply to inventory that is measured using the last-in, first-out or the retail inventory method. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and is to be applied prospectively. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, (“ASU 2015-03”), “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is to be applied on a retrospective basis and represents a change in accounting principle. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, “Topic 606”. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which defers the effective date of its new revenue recognition standard by one year. We will adopt this guidance January 1, 2018. We are evaluating the new guidelines to see if they will have a significant impact on our consolidated results of operation, financial condition or cash flows.

Index

3. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(1,736)	$(2,496)	$(3,553)	$(10,783)
Basic and dilutive:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	23,135	23,124	23,132	22,271

Basic and diluted net loss per share	$(0.08)	$(0.11)	$(0.15)	$(0.48)

The calculation of diluted loss per share excludes 3,296,829 and 2,361,866 shares of common stock issuable upon exercise of employee stock options for the nine months ended September 30, 2015 and 2014, respectively, and non-vested shares of restricted stock units issuable upon vesting of 10,413 and 25,943 for the nine months ended September 30, 2015 and 2014, respectively, because their inclusion would be anti-dilutive.

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

Our Level 1 assets consist of cash equivalents, which are primarily invested in money-market funds. These assets are classified as Level 1 because they are valued using quoted prices in active markets and other relevant information generated by market transactions involving identical assets and liabilities. The fair value was $3.1 million as of September 30, 2015 and December 31, 2014.

For cash and cash equivalents, accounts receivable, accounts payable and our revolving line of credit, the carrying amount approximates fair value because of the relative short maturity of those instruments.

5.	Guarantees

In certain geographical regions, particularly Europe, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our delivery or warranty obligations. We secure these guarantees with standby letters of credit through our bank. At September 30, 2015, we had a $6,000 deposit guarantee outstanding for our building lease in Germany which renews every six months through the term of the lease agreement and a $31,000 performance guarantee to a customer that was secured with a letter of credit, which expires in June 2017. Our $0.5 million performance guarantee to a customer that was secured with a letter of credit as of June 30, 2015 expired in July 2015. As of December 31, 2014, our restricted cash balance was $40,000, which consisted

Index

primarily of secured performance and deposit guarantees. Our restricted cash, as shown on the balance sheet, is related to these guarantees.

6.	Revolving Line of Credit

On July 28, 2014, we entered into a Third Amended and Restated Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). This amended three-year loan facility provides for a secured revolving line of credit in an aggregate amount of up to eighty percent (80%) of the facility amount of $18.8 million, or $15.0 million, and increased our inventory and purchase order availability from $3.5 million to $7.0 million, subject to certain borrowing bases. Purchase orders and eligible inventory are subject to a sublimit of $4.0 million, and accounts receivable in the UK and Germany have a $5.0 million sublimit.  If we maintain our Liquidity Ratio of 2.50:1.00 for the immediately preceding Reconciliation Period, the sublimit will be uncapped. Further, the Third Amendment extended the maturity date to August 5, 2017 and reduces the finance charge to a per annum rate equal to SVB's prime rate, subject to a minimum prime rate of 4.00%, plus (a) 0.50% for eligible accounts, inventory and purchase orders when we are Borrowing Base Eligible (as defined in the Loan Agreement), or (b) 1.20% for eligible accounts when we are not Borrowing Base Eligible. On September 30, 2015 the prime rate was 3.25%.

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

The other key terms of the Loan Agreement remain unchanged, including customary affirmative covenants, a minimum liquidity ratio, the borrowing base eligibility (formerly called the “streamline ratio”), reporting requirements, and other terms and conditions. We are currently in compliance with all loan covenants under the loan facility. As of September 30, 2015, we had outstanding borrowings of $5.5 million under this loan facility and, based on the borrowing base formula, the additional amount available to us was $9.4 million at September 30, 2015. As of December 31, 2014, our additional amount available to us was $4.6 million. For further information regarding this loan facility, refer to our Annual Report on Form 10-K for the year ended December 31, 2014, and to our Current Report on Form 8-K filed on July 29, 2014.

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

We record an accrual with respect to a claim, suit, investigation or proceeding when it is reasonably probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended September 30, 2015, were not material to the Consolidated Financial Statements.

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

Index

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

Our products and solutions are designed to deliver continuous conditioned power during power disturbances such as voltage sags and surges, and to provide ride-through power in the event of a brief utility failure, supporting operations until utility power is restored or a longer term alternative power source, such as a diesel generator, is started. We sell our products globally through our direct sales force, manufacturer’s representatives, distributors, OEMs, and IT partners in the Americas, in Europe, the Middle East, and Africa (“EMEA”), and in the Asia Pacific region (“APAC”).

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

Index

Results of Operations

Below are our revenues and costs and expenses for the three-month and nine-month periods ended September 30, 2015 and 2014. This information should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in Item 1 of this Form 10-Q.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2015	2014	$ change	% change	2015	2014	$ change	% change
Product revenue	$11,168	$9,729	$1,439	15%	$33,621	$24,670	8,951	36%
Service and other revenue	3,744	2,963	781	26%	11,275	9,114	2,161	24%
Total revenue	14,912	12,692	2,220	17%	44,896	33,784	11,112	33%
Cost of product revenue	8,496	7,490	1,006	13%	24,556	19,747	4,809	24%
Cost of service and other revenue	2,492	1,442	1,050	73%	6,611	5,434	1,177	22%
Total cost of goods sold	10,988	8,932	2,056	23%	31,167	25,181	5,986	24%
Gross profit	3,924	3,760	164	4%	13,729	8,603	5,126	60%
Operating expenses:
Research and development	1,448	1,516	(68)	(4)%	4,394	5,196	(802)	(15)%
Selling and marketing	2,636	2,891	(255)	(9)%	8,057	8,931	(874)	(10)%
General and administrative	1,468	1,455	13	1%	4,550	4,530	20	—%
Total operating expenses	5,552	5,862	(310)	(5)%	17,001	18,657	(1,656)	(9)%
Loss from Operations	(1,628)	(2,102)	474	23%	(3,272)	(10,054)	6,782	67%
Interest expense, net	(95)	(94)	(1)	(1)%	(252)	(301)	49	16%
Other income (expense), net	(13)	(42)	29	69%	(29)	(170)	141	83%
Loss before income taxes	(1,736)	(2,238)	502	22%	(3,553)	(10,525)	6,972	66%
Income tax expense	—	(258)	258	100%	—	(258)	258	100%
Net loss	$(1,736)	$(2,496)	$760	30%	$(3,553)	$(10,783)	$7,230	67%

Index

Product revenue.  Our product revenue was derived from the following sources:

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2015	2014	$ change	% change	2015	2014	$ change	% change

Product revenue:
UPS product revenue	$5,528	$8,383	$(2,855)	(34)%	$21,543	$21,178	$365	2%
Modular Infrastructure Solutions	5,640	1,346	4,294	319%	12,078	3,492	8,586	246%
Total product revenue	$11,168	$9,729	$1,439	15%	$33,621	$24,670	$8,951	36%

Total product revenue for the three-month period ended September 30, 2015 increased by $1.4 million, or 15%, to $11.2 million compared to $9.7 million in the same period in 2014. The increase was driven primarily by an increase in MIS sales of $4.3 million and offset by a decrease in UPS sales of $2.9 million. The increase is due to a large order from our IT channel partner this quarter. Inherent variability in demand for our products contributes to quarterly fluctuations in mix as orders can range from multi-million dollar MIS or UPS shipments to a single module UPS shipment for less than $100,000. One large MIS order in a quarter, for example, can have a significant impact on the business in any particular period.

Product revenue for the nine-month period ended September 30, 2015 increased by $9.0 million, or 36%, to $33.6 million compared to $24.7 million in the same period in 2014. The increase was driven primarily by the increase in MIS business that was driven by a large order from our IT channel partner. The level of future orders will continue to fluctuate depending on our partner's success and need for infrastructure solutions.

Product revenue from our OEM channel for the three-month period ended September 30, 2015 was $0.6 million, a decrease of approximately $2.3 million, compared to revenue of $2.9 million for the third quarter of 2014. For the nine-month period ended September 30, 2015, product revenue from our OEM channel was $9.3 million, an increase of $3.3 million, compared to $6.0 million for the same period in 2014. The size and volume of orders from our OEM channel can fluctuate significantly on a quarterly basis, and we continue to see a small number of large transactions from our OEM channel. Total sales inclusive of service and spare parts to Caterpillar, our primary OEM channel, represented $1.7 million and $12.0 million, or 11% and 27% of our total revenue for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $3.0 million and $6.7 million, or 24% and 20% of our total revenue, in the comparable periods of 2014.

Product revenue from our IT channel for the third quarter of 2015 was $5.6 million, compared to $1.3 million for the third quarter of 2014. For the nine-month period ended September 30, 2015, product revenue from our IT channel was $10.1 million, an increase of $8.0 million, compared to $2.1 million for the same period of 2014. This increase in both periods was driven primarily by large orders that were partially shipped in the second quarter of 2015 and completed in the third quarter of 2015. Total sales to HPE, our primary IT channel partner, represented 38% and 23% of our total revenue for the three-month and nine-month periods ended September 30, 2015, compared to 0% and 2% of our total revenue, in the comparable periods of 2014.

Product revenue in the Americas was $8.9 million, or 80% of our product revenue, for the three-month period ended September 30, 2015, compared to $6.8 million, or 70% of our product revenue, for the same period in 2014. For the nine-month period ended September 30, 2015, our sales in the Americas were $24.8 million, or 74% of our total product revenue, compared to $15.9 million, or 65% for the same period in 2014. The increase reflects higher MIS revenues of $4.3 million for the three-month period ended September 30, 2015 and $8.4 million for the nine-month period ended September 30, 2015 due to large orders that were completed during the second and third quarters of 2015.We sell products directly to customers in APAC and EMEA and also through a network of international distributors. Product sales to customers in APAC were $1.0 million, or 9% of our total product revenue, in the three-month period ended September 30, 2015, compared to $0.6 million, or 6% for the same period in 2014. Our sales in APAC were $1.3 million, or 4% of our total product revenue, in the nine-month period ended September 30, 2015, compared to $1.8 million, or 7% for the same period in 2014. The decrease was driven by lower UPS sales.

Product revenue in EMEA was $1.3 million, or 11% of product revenue, in the three-month period ended September 30, 2015, compared to $2.3 million, or 24%, for the same period of 2014. Our sales in EMEA were $7.6 million, or 22% of product revenue, in the nine-month period ended September 30, 2015, compared to $6.9 million, or 28% for the same period in 2014. The

Index

decrease in product revenue in EMEA for the three-month period ended September 30, 2015 was primarily attributable to lower OEM channel partner sales during the quarter. The increase in product revenue in EMEA for the nine-month period ended September 30, 2015 was primarily related to higher OEM channel partner sales for the year.

Service and other revenue. Service and other revenue increased by approximately $0.8 million, or 26%, to $3.7 million for the three-month period ended September 30, 2015, compared to $3.0 million in the same period of 2014. For the nine-month period ended September 30, 2015, our service and other revenue increased by approximately $2.2 million, or 24%, to $11.3 million compared to $9.1 million in the same period of 2014. These increases primarily reflects higher sales of spare parts and service revenue.

Cost of product revenue. Cost of product revenue as a percentage of total product revenue was 76% and 73% for the three-month and nine-month periods ended September 30, 2015, compared to 77% and 80% for the same periods in 2014. The decrease in costs as a percentage of revenue for the three-month and nine-month periods ended September 30, 2015 reflects a favorable mix with higher margin UPS and MIS sales along with continued improvements in manufacturing absorption associated with increased production from the prior year.

Cost of service and other revenue. Cost of service and other revenue as a percentage of total service and other revenue was 67% and 59% for the three-month and nine-month periods ended September 30, 2015, compared to 49% and 60% for the same periods of 2014.  The increase in cost as a percentage of service revenue for the three-month period ended September 30, 2015 reflects higher unabsorbed costs and training costs for new employees. The decrease in cost as a percentage of service revenue for the nine-month period ended September 30, 2015 reflects a favorable mix of higher service contracts, an increase of higher margin spare parts and lower unabsorbed costs.

Gross profit. For the three-month periods ended September 30, 2015 and 2014, our gross profit was 26% and 30% of revenue, respectively. For the nine-month period ended September 30, 2015, our gross profit was 31% of revenue, compared to 25% for the same period of 2014. The margin decrease for the three-month period ended September 30, 2015 was related to an unfavorable mix of lower margin UPS sales, MIS mix containing a high proportion of third party content at lower margins and lower absorption. The lower margin UPS sales are a function of supply chain commitments we made more than two years ago to support our CleanSource HP UPS product at prices higher than we expect in the future. We expect to fully absorb these costs in the first half of 2016 resulting in improved margins. The margin increase for the nine-month period ended September 30, 2015 was related to a favorable mix of higher margin UPS sales along with higher MIS margins as we continue to improve manufacturing absorption from the previous year.

Research and development. Research and development expenses were $1.4 million, $0.1 million, or 4%, lower in the third quarter of 2015 compared to $1.5 million in the third quarter of 2014. The decrease was primarily due to lower payroll expense of $0.1 million and reduced fees from external parties of $0.1 million related to prototype and testing expenses which were incurred in fiscal 2014.

For the nine-month period ended September 30, 2015, our research and development expense was $4.4 million, compared to $5.2 million or 15% lower for the same period of 2014. The decrease was primarily due to lower payroll expense and employee benefits of $0.5 million and reduced fees from external parties of $0.4 million related to prototype and testing expenses which were incurred in fiscal 2014.

Selling and marketing. Selling and marketing costs were approximately $2.6 million in the third quarter of 2015, compared to $2.9 million for the same period of 2014. The decrease was primarily due to lower payroll expense and sales commissions of $0.3 million in 2015 compared to 2014.

Selling and marketing expenses were approximately $8.1 million for the nine-month period ended September 30, 2015, compared to $8.9 million for the same period of 2014. The decrease was primarily due to lower payroll expense and sales commissions of $0.7 million and $0.1 million in professional fees in 2015 compared to 2014.

General and administrative. General and administrative expenses for the three-month periods ended September 30, 2015 and 2014, were both approximately $1.5 million. The decrease of bad debt expense of $0.2 million was offset by an increase in salaries and employee benefits of $0.2 million. General and administrative expenses for the nine-month period ending September 30, 2015 and 2014 was approximately $4.6 million and $4.5 million, respectively. The decrease of legal expenses of $0.2 million were offset by the increase in stock compensation expense of $0.3 million.

Interest expense, net. Net interest expense for the three months ended September 30, 2015 remained flat at $0.1 million compared to the same period in 2014. Net interest expense decreased approximately $49,000 for the nine months ended

Index

September 30, 2015, compared to the same period in 2014. The decrease is related to the lower interest rate related to our amended Loan Agreement (defined herein) in fiscal 2014 from the outstanding balance on our revolving credit facility.

Other income (expense), net. Other income (expense), net for the three months ended September 30, 2015 decreased approximately $29,000 compared to the same period of 2014, which primarily reflects foreign exchange losses or gains on settlement of intercompany balances and sales contracts held in foreign currencies.

Other income (expense), net for the nine month period ended September 30, 2015 decreased approximately $0.1 million, or 83%, compared to the same period of 2014, and primarily reflects foreign exchanges losses or gains on settlement of intercompany balances and sales contracts held in foreign currencies.

Liquidity and Capital Resources
Our primary sources of liquidity at September 30, 2015 are our cash and cash equivalents, our bank credit facilities, and projected cash flows from operating activities. If we meet our cash flow projections, we expect we will have adequate capital resources to continue operating our business for at least the next twelve months. Our projections and our assumptions around the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates, or our working capital needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2015 and beyond or significantly affect our level of liquidity.

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
The other key terms of the Loan Agreement remain unchanged, including customary affirmative covenants, a minimum liquidity ratio, the borrowing base eligibility (formerly called the “streamline ratio”), reporting requirements, and other terms and conditions. We are currently in compliance with all loan covenants under the loan facility. As of September 30, 2015, we had outstanding borrowings of $5.5 million under this loan facility and, based on the borrowing base formula, the additional amount available to us for use ranged between $9.2 million and $9.5 million during the quarter. For further information regarding this loan facility, refer to our Annual Report on Form 10-K for the year ended December 31, 2014, and to our Current Report on Form 8-K filed on July 29, 2014.

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

Index

will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology.
Operating Activities

The following table summarizes the changes in cash used in operating activities:

($ in thousands)	Nine Months Ended September 30,		Variance
	2015	2014	$	%
Cash used in operating activities	$(3,418)	$(8,663)	$5,245	61%

Cash used in operating activities was $3.4 million in the nine-month period ended September 30, 2015 compared to $8.7 million for the same period of 2014. Cash used in operating activities in 2015 was primarily derived from our net loss of $3.6 million along with our $2.7 million increase in accounts receivables and our $1.2 million increase in inventory offset by a $1.3 million increase in accounts payables and accrued expenses. These changes reflect the frequent changes in our working capital, which can be impacted by the timing of product orders and shipments and can result in very large fluctuations in inventory, payables and receivables based on the large size of some of our orders.

Cash used in operating activities in 2014 was primarily due to higher net losses combined with a reduction in accrued expenses.

Investing Activities

The following table summarizes the changes in cash used in investing activities:

($ in thousands)	Nine Months Ended September 30,		Variance
	2015	2014	$	%
Cash used in investing activities	$(679)	$(272)	$(407)	(150)%

Investing activities consist of purchases of property and equipment. Capital expenditures were $0.4 million higher in the nine-month period ending September 30, 2015, compared to the same period of 2014, as we invested more in capital improvements during 2015.

Financing Activities

The following table summarizes the changes in cash provided by financing activities:

($ in thousands)	Nine Months Ended September 30,		Variance
	2015	2014	$	%
Cash (used in) provided by financing activities	$(8)	$10,553	$(10,561)	(100)%

Funds used in financing activities in the nine-month ended September 30, 2015 primarily includes net share settlement of equity awards.

Funds provided by financing activities in the nine-month period ended September 30, 2014 primarily includes the sale of common stock at a purchase price of $3.15 per share, for proceeds, net of fees and expenses, of approximately $10.4 million, in a public underwritten offering, and also reflects the proceeds from the exercise of employee stock options.

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

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to note 7, “Commitments and Contingencies,” on pages 12 to 13 of this Form 10-Q.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors described in our 2014 Annual Report on Form 10-K. You should carefully consider the risks described in Item 1A of our 2014 Annual Report on Form 10-K before making a decision to invest in our common stock or evaluating Active Power and our business. The risks and uncertainties described in our 2014 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations.

Item 6.	Exhibits.

See the Exhibit Index beginning on page 22 of this Form 10-Q.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

October 27, 2015	/s/ Mark A. Ascolese
(Date)	Mark A. Ascolese
President and Chief Executive Officer
(Principal Executive Officer)

October 27, 2015	/s/ James A. Powers
(Date)	James A. Powers
Chief Financial Officer and Vice President Finance
(Principal Financial and Accounting Officer)

Index

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1*	Restated Certificate of Incorporation of Active Power, Inc., as amended (filed as Exhibit 3.1 to Active Power Inc.’s Quarterly Report on Form 10-Q filed on August 1, 2014)

3.2*	Second Amended and Restated Bylaws of Active Power, Inc., as amended (filed as Exhibit 3.2 to Active Power Inc.’s Quarterly Report on Form 10-Q filed on May 1, 2014)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-1 (SEC File No. 333-36946))

4.2*	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1†	Seventeenth Amendment to Lease between TR Stonehollow Corp. (successor-in-interest to Stonehollow Industrial Investors, LLC) and Active Power, Inc.

10.2†	Fifth Amendment to Lease Agreement between Levy Braker 12 Associates, LLC and Active Power, Inc.

31.1†	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†
The following financial statements from the Active Power’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Incorporated by reference to the indicated filing.
†	Filed with this report.
††	Furnished with this report.