Form 10-Q
period 2016-03-31
ACTIVE POWER INC
filed 2016-04-26
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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
☐ Yes   ☒ No

The number of shares of common stock, par value of $0.001 per share, outstanding at April 20, 2016 was 23,110,059.

ACTIVE POWER, INC.

Index

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,220	$12,260
Restricted cash	38	36
Accounts receivable, net of allowance for doubtful accounts of $71 and $70 at March 31, 2016 and December 31, 2015, respectively	5,066	8,849
Inventories, net	8,353	6,466
Prepaid expenses and other	726	792
Total current assets	25,403	28,403
Property and equipment, net	1,599	1,914
Deposits and other	275	278
Total assets	$27,277	$30,595

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,411	$2,852
Accrued expenses	3,673	4,494
Deferred revenue	5,383	3,576
Revolving line of credit	5,535	5,535
Total current liabilities	17,002	16,457
Long-term liabilities	465	583
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.001 par value; 2,000 shares authorized	—	—
Common stock - $0.001 par value; 40,000 shares authorized; 23,173 and 23,171 shares issued and 23,110 and 23,109 shares outstanding at March 31, 2016 and December 31, 2015, respectively	23	23
Treasury stock	(241)	(240)
Additional paid-in capital	304,461	304,094
Accumulated deficit	(294,509)	(290,454)
Other accumulated comprehensive income	76	132
Total stockholders’ equity	9,810	13,555
Total liabilities and stockholders’ equity	$27,277	$30,595

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Operations and Comprehensive Loss
(in thousands, except per share amounts; unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Product revenue	$2,840	$9,548
Service and other revenue	2,825	3,581
Total revenue	5,665	13,129

Cost of goods sold:
Cost of product revenue	3,141	6,971
Cost of service and other revenue	1,706	1,851
Total cost of goods sold	4,847	8,822
Gross profit	818	4,307

Operating expenses:
Research and development	1,196	1,516
Selling and marketing	2,173	2,706
General and administrative	1,362	1,558
Total operating expenses	4,731	5,780
Loss from operations	(3,913)	(1,473)

Interest expense	(85)	(79)
Other expense, net	(57)	(7)
Net loss	$(4,055)	$(1,559)
Net loss per share, basic and diluted	$(0.18)	$(0.07)

Shares used in computing net loss per share, basic and diluted	23,139	23,130

Comprehensive loss:
Net loss	$(4,055)	$(1,559)
Translation loss on subsidiaries denominated in foreign currencies	(56)	(160)
Comprehensive loss	$(4,111)	$(1,719)

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands; unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	At Cost	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2015	23,171	$23	62	$(240)	$304,094	$(290,454)	$132	$13,555
Release of Restricted Stock	2	—	—	—	—	—	—	—
Shares held in treasury	—	—	1	(1)	—	—	—	(1)
Net translation loss on foreign subsidiaries	—	—	—	—	—	—	(56)	(56)
Stock-based compensation	—	—	—	—	367	—	—	367
Net loss	—	—	—	—	—	(4,055)	—	(4,055)
Balance at March 31, 2016	23,173	$23	63	$(241)	$304,461	$(294,509)	$76	$9,810

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands; unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(4,055)	$(1,559)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	217	293
Net change to allowance for doubtful accounts	1	33
Loss (gain) on disposal of fixed assets	20	—
Stock-based compensation	367	323
Changes in operating assets and liabilities:
Restricted cash	(2)	(498)
Accounts receivable	3,782	(613)
Inventories	(1,778)	(552)
Prepaid expenses and other assets	69	(53)
Accounts payable	(441)	58
Accrued expenses	(821)	(494)
Deferred revenue	1,807	297
Long term liabilities	(118)	(61)
Net cash used in operating activities	(952)	(2,826)

Investing activities
Purchases of property and equipment	(28)	(140)
Net cash used in investing activities	(28)	(140)

Financing activities
Taxes paid related to net share settlement of equity awards	(1)	(3)
Net cash used in financing activities	(1)	(3)

Effects of exchange rates on cash	(59)	(128)

Change in cash and cash equivalents	(1,040)	(3,097)
Cash and cash equivalents, beginning of period	12,260	14,824
Cash and cash equivalents, end of period	$11,220	$11,727

See accompanying notes.

Index

Active Power, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2016
(unaudited)

1.	Basis of Presentation

Active Power, Inc. and its subsidiaries (collectively, “we”, “us”, “Active Power” or “Company”) design, manufacture, sell, and service flywheel-based uninterruptible power supply (“UPS”) products that use kinetic energy to provide short-term power as a cleaner alternative to conventional electro-chemical battery-based energy storage.  We also design, manufacture, sell, and service modular infrastructure solutions (“MIS”) that integrate critical power components into a pre-packaged, purpose-built enclosure that may include our UPS products as a component. In the first quarter of 2016, 94% of our product revenue came from the sale of UPS systems and 6% from the sale of MIS products. Our products and solutions are based on our patented flywheel and power electronics technology and are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances.

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

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from our audited financial statements, and the unaudited condensed consolidated financial statements as of March 31, 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, and include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

2.	Significant Accounting Policies and Supplemental Balance Sheet Information

For a complete description of our principal accounting policies see Note 1. “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Shown below are certain of our principal accounting policies.

Restricted Cash

Our restricted cash balance of $38,000 as of March 31, 2016, consists of a $6,000 deposit guarantee for our building lease in Germany, which renews every six months through the term of the lease agreement and a $32,000 performance guarantee to a customer that was secured with a letter of credit, which expires in June 2017. As of December 31, 2015, our restricted cash balance was $36,000, which consisted of secured performance and deposit guarantees.

Index

Receivables

Accounts receivable consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Trade receivables	$5,137	$8,919
Less: Allowance for doubtful accounts	(71)	(70)
	$5,066	$8,849

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, credit losses have been minimal, primarily because the majority of our revenues were generated from large customers, such as Caterpillar, Inc. (“Caterpillar”) and Hewlett Packard Enterpise. We perform credit evaluations of new customers and when necessary we require deposits, prepayments or use of bank instruments such as trade letters of credit to mitigate our credit risk. We write off uncollectable trade receivables, and record any recoveries of previous write offs against the allowance. Our standard payment terms are net 30 days; however, we may have agreements with certain larger customers and certain distributors that allow for more extended terms at or above net 60 days.

Inventories, net

Inventories are stated at the lower of cost or market, using the first-in-first-out method, and consist of the following (in thousands, net of allowances of $0.8 million at both March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Raw materials	$5,704	$4,748
Work in process	1,916	1,425
Finished goods	733	293
	$8,353	$6,466

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Compensation, severance and benefits	$1,036	$727
Management incentive bonus	1,200	1,282
Warranty liability	431	531
Taxes, other than income	171	518
Professional fees	259	441
Deferred Rent and other	576	995
	$3,673	$4,494

Warranty Liability

Generally, the warranty period for our products is 12 months from the date of commissioning or 18 months from the date of shipment from Active Power, whichever period is shorter. Occasionally, we provide longer warranty periods to certain customers. The warranty period for products sold to our primary OEM customer, Caterpillar, is 12 months from the date of shipment to the end-user, or up to 36 months from shipment from Active Power, whichever period is shorter. This is dependent upon Caterpillar complying with our storage requirements for our products in order to preserve this warranty period beyond the standard 18-month

Index

limit. We provide for the estimated cost of product warranties at the time revenue is recognized, and this accrual is included in accrued expenses and long-term liabilities on the accompanying consolidated balance sheet.Changes in our warranty liability are as follows (in thousands):

Balance at December 31, 2015	$572
Warranty expense	14
Payments	(145)
Balance at March 31, 2016	$441

Warranty liability included in accrued expenses	$431
Warranty liability included in long-term liabilities	10
Balance at March 31, 2016	$441

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

Recently issued accounting pronouncements not yet adopted

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, (“ASU 2016-02”), Leases (Topic 842). The amendments in this update require lessees to recognize a lease liability measured on a discounted basis and a right-of-use asset for all leases at the commencement date. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years,and is to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are evaluating the new guidelines to see if they will have a significant impact on our consolidated results of operation, financial condition or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update applies to all entities that present a classified statement of financial position. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If the guidance is applied prospectively, disclosure is made in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If the guidance is applied retrospectively, disclosure is made in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, (“ASU 2015-11”), “Inventory (Topic 330): Simplifying the Measurement of Inventory.” ASU 2015-11 requires an entity to measure in scope inventory at the lower of cost and net realizable value. The amendment does not apply to inventory that is measured using the last-in, first-out or the retail inventory method. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and is to be applied prospectively. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

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

Index

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, “Topic 606”. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of its new revenue recognition standard by one year. In March, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples. We will adopt this guidance January 1, 2018. We are evaluating the new guidelines to determine if they will have a significant impact on our consolidated results of operation, financial condition or cash flows.

3. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net loss	$(4,055)	$(1,559)
Basic and dilutive:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	23,139	23,130

Basic and diluted net loss per share	$(0.18)	$(0.07)

The calculation of diluted loss per share excludes 3,378,788 and 3,132,744 shares of common stock issuable upon exercise of employee stock options for the three months ended March 31, 2016 and 2015, respectively, and non-vested shares of restricted stock units issuable upon vesting of 480,200 and 17,143 shares for the three months ended March 31, 2016 and 2015, respectively, because their inclusion would be anti-dilutive.

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

Highest priority is given for Level 1 input and lower priority to Level 3 inputs. A financial instrument’s level is based on the lowest level of any input that is significant to the fair value measurement. No changes were made to our methodology.

Our Level 1 assets consist of cash equivalents, which are primarily invested in money-market funds. These assets are classified as Level 1 because they are valued using quoted prices in active markets and other relevant information generated by market transactions involving identical assets and liabilities. The fair value was $3.1 million as of March 31, 2016 and December 31, 2015.

Index

For cash and cash equivalents, accounts receivable, accounts payable and our revolving line of credit, the carrying amount approximates fair value because of the relative short maturity of those instruments.

5.	Guarantees

In certain geographical regions, particularly Europe, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our delivery or warranty obligations. We secure these guarantees with standby letters of credit through our bank. At March 31, 2016, we had a $6,000 deposit guarantee for our building lease in Germany, which renews every six months through the term of the lease agreement and a $32,000 performance guarantee to a customer that was secured with a letter of credit, which expires in June 2017. As of December 31, 2015, our restricted cash balance was $36,000, which consisted of secured performance and deposit guarantees. There is no foreseeable risk that we will not be able to meet the performance obligations. Our restricted cash, as shown on the balance sheet, is related to these guarantees.

6.	Revolving Line of Credit

Our Second Amended and Restated Loan and Security Agreement dated August 5, 2010 (as amended on March 5, 2012, August 15, 2012 and July 28, 2014, the “Loan Agreement”) with Silicon Valley Bank (“SVB”) gives us flexibility to help fund our business operations and manage our working capital requirements. The Loan Agreement provides for a secured revolving line of credit with a maturity date of August 5, 2017. We may borrow an aggregate amount of up to eighty percent (80%) of the facility amount of $18.8 million, or $15.0 million, subject to certain borrowing bases. We may also request that SVB issue letters of credit on our behalf, of up to $1.5 million, as a portion of the total facility amount. The facility allows us to borrow against our U.S., United Kingdom (“U.K.”) and German accounts receivables and also allows us to borrow against our eligible inventory and purchase orders. Purchase orders and eligible inventory are subject to a sublimit of $3.0 million and $4.0 million, respectively, and accounts receivable for U.K. and Germany have a $5.0 million sublimit.  However, if we maintain our liquidity ratio at or above 2.50:1.00 for the immediately preceding two reconciliation periods the sublimits will be uncapped. The liquidity ratio is defined as unrestricted cash, cash equivalents and marketable securities on which SVB has a perfected security interest, plus the aggregate amount of eligible accounts receivable accounts divided by all obligations we owe to SVB. The finance charge is a per annum rate equal to SVB’s prime rate, subject to a minimum prime rate of 4.00%, plus (a) 0.50% for eligible accounts, inventory and purchase orders when we are Borrowing Base Eligible, or (b) 1.20% for eligible accounts when we are not Borrowing Base Eligible. We are “Borrowing Bases Eligible” when our liquidity ratio is equal to or greater than 1.75:1.00 at all times for at least sixty consecutive days.

The revolving loans made to us under the Loan Agreement are secured by a lien on substantially all of our assets, including the assets of Active Power Solutions Limited (“Active Power Limited:), our wholly-owned U.K. subsidiary, and the assets of Active Power (Germany) GmbH, our indirect wholly-owned German subsidiary.  The only direct or indirect subsidiaries of Active Power, Inc. that are not guarantors under the Loan Agreement are Active Power China (Beijing) Co. Ltd. and immaterial subsidiaries that are not operating companies.  There are no restrictions on the ability of any of the subsidiary guarantors to transfer funds to Active Power, Inc. in the form of loans, advances or dividends, except as provided by applicable law.

The Loan Agreement includes customary affirmative covenants for a credit facility of this size and type, including delivery of financial statements, compliance with laws, maintenance of insurance, and protection of intellectual property rights. Further, the Loan Agreement contains customary negative covenants for a credit facility of this size and type, including covenants that limit or restrict our ability, among other things, to dispose of assets, change our business, change our CEO or CFO without replacing such person within120 days, have a change in control, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, make distributions, repurchase stock, and enter into certain transactions with affiliates.

The Loan Agreement contains customary events of default that include, among other things, non-payment defaults, covenant defaults, material adverse change defaults, insolvency defaults, material judgment defaults and inaccuracy of representations and warranty defaults. The financial covenant requires us to maintain a liquidity ratio equal to or greater than1.25:1.00. The occurrence of an event of default could result in the acceleration of obligations under the Loan Agreement, in which case we must repay all loans and related charges, fees and amounts then due and payable, and Active Power Limited may be required to pay any such amounts under the Guarantee and Debenture Agreement, dated August 5, 2010 between Active Power Limited and SVB. At the election of SVB, upon the occurrence and during the continuance of an event of default, finance charges or interest rates, as applicable, will increase an additional 5.00% per annum above the rate that is otherwise applicable thereto upon the occurrence of such event of default, and the collateral handling fees will increase by 0.50%.

Index

We believe we are currently in and expect to remain in compliance with the covenants and restrictions under the Loan Agreement as of the date of this report. If we fail to stay in compliance with our covenants or experience some other event of default, we may be forced to repay the outstanding borrowings under this credit facility.

During 2012, we borrowed $5.5 million under the Loan Agreement based on our short term liquidity requirements, and have not borrowed any additional amounts after this initial borrowing. As of March 31, 2016, we had outstanding borrowings of $5.5 million under this Loan Agreement. Based on the borrowing base formula subsequent to the amendment, the additional amount available for use at March 31, 2016 was $1.5 million. As of December 31, 2015, our additional amount available to us was $5.9 million. For further information regarding this loan facility, refer to our Annual Report on Form 10-K for the year ended December 31, 2015, and to our Current Report on Form 8-K filed on July 29, 2014.

7. Commitments and Contingencies

We may be involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of our business. We evaluated all potentially significant litigation, government investigations, claims or assessments in which we are involved and do not believe that any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized, if any.

We record an accrual with respect to a claim, suit, investigation or proceeding when it is reasonably probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended March 31, 2016, were not material to the Consolidated Financial Statements.

The following is a summary of the more significant legal matters involving the Company.

SEC Inquiry

As previously disclosed, by letter dated September 30, 2013, the SEC Division of Enforcement notified us that it was conducting an investigation regarding us, including matters relating to our public statements regarding Digital China Information Service Company Limited and our distribution relationships in China. On March 31, 2016, we received notification from the SEC that it had concluded its investigation and that no enforcement action had been recommended against the Company.
.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Item 1 of this Form 10-Q and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2015, included in our 2015 Annual Report on Form 10-K. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar phrases as they relate to us are intended to identify such forward-looking statements. For further discussion regarding forward-looking statements, please see “Special Note Regarding Forward-Looking Statements” in our 2015 Annual Report on Form 10-K. In addition, please see the “Risk Factors” in Part 1, Item 1A, of our 2015 Annual Report on Form 10-K and in Part II, Item 1A, of this Form 10-Q for a discussion of items that may affect our future results.

Overview

Active Power designs, manufactures, sells, and services flywheel-based UPS products that use kinetic energy to provide short-term power as a cleaner alternative to conventional electro-chemical battery-based energy storage. Our UPS products are based on our patented flywheel and power electronics technology, and are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances. We also design, manufacture, sell, and service MIS that integrate critical power components into a pre-packaged, purpose-built enclosure that may include our UPS products as a component. In the first quarter of 2016, 94% of our product revenue came from the sale of UPS systems and 6% from the sale of MIS products.

Our products and solutions are designed to deliver continuous conditioned power during power disturbances such as voltage sags and surges, and to provide ride-through power in the event of a brief utility failure, supporting operations until utility power is restored or a longer term alternative power source, such as a diesel generator, is started. We sell our products globally through our direct sales force, manufacturer’s representatives, distributors, OEMs, and IT channel partners in the Americas, in EMEA, and in APAC.

We also offer services, including hardware and software maintenance, on all Active Power products, and other professional services such as assessment and implementation, for our customers’ infrastructure projects.

We were founded as a Texas corporation in 1992 and reincorporated in Delaware in 2000. Our headquarters are in Austin, Texas with international offices in the U.K., Germany and China.

In the three-month period ended March 31, 2016, we continued to focus on increasing bookings and backlog, improving operational efficiencies, and controlling costs. However, our results of operations during the period were adversely impacted both by customers deferring delivery of previously placed orders and by customers delaying the placement of new orders. We believe that customers may be delaying capital investment spending during this period of economic uncertainty and slow global growth. While we are unable to predict the timing of future orders, we plan to emphasize the attractive total cost of ownership of our products and solutions. In addition, we expect our products and solutions to become more desirable as cost conscious customers reduce the length of their UPS runtime specifications, come to understand and accept the cost and other benefits of our modular approach, and especially seek to reduce the CO2 emissions and toxic materials being unnecessarily released into our global environment.

Index

Results of Operations

Below are our revenues and costs and expenses for the three-month periods ended March 31, 2016 and 2015. This information should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in Item 1 of this Form 10-Q.

	Three Months Ended March 31,
($ in thousands)	2016	2015	$ change	% change
Product revenue	$2,840	$9,548	$(6,708)	(70)%
Service and other revenue	2,825	3,581	(756)	(21)%
Total revenue	5,665	13,129	(7,464)	(57)%
Cost of product revenue	3,141	6,971	(3,830)	(55)%
Cost of service and other revenue	1,706	1,851	(145)	(8)%
Total cost of goods sold	4,847	8,822	(3,975)	(45)%
Gross profit	818	4,307	(3,489)	(81)%
Operating expenses:
Research and development	1,196	1,516	(320)	(21)%
Selling and marketing	2,173	2,706	(533)	(20)%
General and administrative	1,362	1,558	(196)	(13)%
Total operating expenses	4,731	5,780	(1,049)	(18)%
Loss from Operations	(3,913)	(1,473)	(2,440)	(166)%
Interest expense, net	(85)	(79)	(6)	(8)%
Other income (expense), net	(57)	(7)	(50)	(714)%
Net loss	$(4,055)	$(1,559)	$(2,496)	(160)%

Index

Product revenue.  Our product revenue was derived from the following sources:

($ in thousands)	Three Months Ended March 31,		Variance
	2016	2015	$ change	% change

Product revenue:
UPS product revenue	$2,682	$7,177	$(4,495)	(63)%
Modular Infrastructure Solutions	158	2,371	(2,213)	(93)%
Total product revenue	$2,840	$9,548	$(6,708)	(70)%

Total product revenue for the three-month period ended March 31, 2016 decreased by $6.7 million, or 70%, to $2.8 million compared to $9.5 million in the same period in 2015. The decrease was driven primarily by a decrease in UPS sales of $4.5 million and a decrease in MIS sales of $2.2 million . The decrease is due to lower bookings in the previous quarter. Inherent variability in demand for our products contributes to quarterly fluctuations in mix as orders can range from multi-million dollar MIS or UPS shipments to a single module UPS shipment for less than $100,000. One large MIS order in a quarter, for example, can have a significant impact on the business in any particular period.

Product revenue from our OEM channel for the three-month period ended March 31, 2016 was $1.0 million, a decrease of approximately $3.0 million, compared to revenue of $4.0 million for the first quarter of 2015. The size and volume of orders from our OEM channel can fluctuate significantly on a quarterly basis. The first quarter of 2015 period contained some large project orders which were not repeated in the current period. Total sales inclusive of service and spare parts to Caterpillar, our primary OEM channel,represented 23% of our total revenue for the three-month period ended March 31, 2016, compared to 35% of our total revenue, in the comparable period of 2015.

Product revenue from our IT channel for the first quarter of 2016 was $0, compared to $0.9 million for the first quarter of 2015. This decrease was driven primarily by no orders this quarter compared to two small orders in the first quarter of 2015.

Product revenue in the Americas was $1.6 million, or 55% of our product revenue, for the three-month period ended March 31, 2016, compared to $7.3 million, or 76% of our product revenue, for the same period in 2015. The decrease reflects lower UPS sales of $3.4 million and lower MIS revenues of $2.4 million for the three-month period ended March 31, 2016 due to large orders that were completed during the first quarter of 2015.

Product revenue to customers in APAC were $0.9 million, or 32% of our total product revenue, in the three-month period ended March 31, 2016, compared to $0.1 million, or 1% for the same period in 2015. The increase was driven by higher UPS sales compared to the same period of 2015.

Product revenue in EMEA was $0.3 million, or 13% of product revenue, in the three-month period ended March 31, 2016, compared to $2.1 million, or 22%, for the same period of 2015. The decrease in product revenue in EMEA for the three-month period ended March 31, 2016 was primarily attributable to lower OEM channel partner sales during the quarter.

Service and other revenue. Service and other revenue decreased by approximately $0.8 million, or 21%, to $2.8 million for the three-month period ended March 31, 2016, compared to $3.6 million in the same period of 2015. The decrease primarily reflects lower sales of spare parts and professional services in the first quarter of 2016 compared to 2015.

Cost of product revenue. Cost of product revenue as a percentage of total product revenue was 111% for the three-month period ended March 31, 2016, compared to 73%for the same period in 2015. The increase in costs as a percentage of revenue for the three-month period ended March 31, 2016 is related to lower manufacturing absorption associated with the decreased production in the first quarter of 2016.

Cost of service and other revenue. Cost of service and other revenue as a percentage of total service and other revenue was 60% for the three-month period ended March 31, 2016, compared to 52% for the same period of 2015.  The increase in cost as a percentage of service revenue reflects higher unabsorbed costs due to lower revenue.

Index

Gross profit. For the three-month periods ended March 31, 2016 and 2015, our gross profit was 14% and 33% of revenue, respectively. The margin decrease for the three-month period ended March 31, 2016 was related to lower absorbed costs during the three-month period ended March 31, 2016 associated with lower revenue.

Research and development. Research and development expenses were $1.2 million, or 21%, lower in the first quarter of 2016 compared to $1.5 million in the first quarter of 2015. The decrease was primarily due to lower payroll expense and employee benefits of $0.2 million and reduced fees from external parties of $0.1 million related to prototype and testing expenses which were incurred in fiscal 2015.

Selling and marketing. Selling and marketing costs were approximately $2.2 million in the first quarter of 2016, compared to $2.7 million for the same period of 2015. The decrease was primarily due to lower payroll expense and sales commissions of $0.4 million and travel expense of $0.1 million offset by an increase in severance of $0.2 million in 2016 compared to 2015.

General and administrative. General and administrative expenses were approximately $1.4 million for the three-month period ended March 31, 2016, compared to $1.6 million for the same period of 2015. The decrease was primarily due to lower payroll and bonus expense of $0.2 million and lower legal expense of $0.1 million in 2016 compared to 2015.

Interest expense, net. Net interest expense for the three months ended March 31, 2016 remained flat at $0.1 million compared to the same period in 2015. The interest expense incurred during 2016 and 2015 was in connection with the outstanding balance on our revolving credit facility.

Other income (expense), net. Other expense, net for the three months ended March 31, 2016 increased approximately $50,000 compared to the same period of 2015, The increase relates to the disposal of fixed assets along with foreign exchange losses or gains on settlement of intercompany balances and sales contracts held in foreign currencies.

Liquidity and Capital Resources
Our primary sources of liquidity at March 31, 2016 are our cash and cash equivalents, our bank credit facilities and projected cash flows from operating activities. If we meet our cash flow projections, we expect that we will have adequate capital resources to continue operating our business for at least the next twelve months. Our projections and our assumptions regarding the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital or capital expenditure needs may be greater than anticipated. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2016 and beyond or significantly affect our level of liquidity.

Our Second Amended and Restated Loan and Security Agreement dated August 5, 2010 (as amended on March 5, 2012, August 15, 2012 and July 28, 2014, the “Loan Agreement”) with Silicon Valley Bank (“SVB”) gives us flexibility to help fund our business operations and manage our working capital requirements. For additional information related to the Loan Agreement, please refer to note 6, “Revolving Line of Credit,” of the consolidated financial statements on page 12 of this Form 10-Q.

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

Operating Activities

The following table summarizes the changes in cash used in operating activities (in thousands):

Index

($ in thousands)	Three Months Ended March 31,		Variance
	2016	2015	$	%
Cash used in operating activities	$(952)	$(2,826)	$1,874	66%

Cash used in operating activities was $1.0 million in the three-month period ended March 31, 2016 compared to $2.8 million for the same period of 2015. Cash used in operating activities in 2016 was primarily derived from our net loss of $4.1 million along with our $1.8 million increase in inventory and a $1.3 million decrease in accounts payable and accrued expenses offset by a $3.8 million decrease in accounts receivable and a $1.8 million increase in deferred revenue. These changes reflect the frequent changes in our working capital, which can be impacted by the timing of product orders and shipments and can result in very large fluctuations in inventory, payables and receivables based on the large size of some of our orders.

Cash used in operating activities in 2015 was primarily due to higher net losses of $1.6 million combined with an increase in receivables of $0.6 million and inventory of $0.6 million.

Investing Activities

The following table summarizes the changes in cash used in investing activities:

($ in thousands)	Three Months Ended March 31,		Variance
	2016	2015	$	%
Cash used in investing activities	$(28)	$(140)	$112	80%

Investing activities consist of purchases of property and equipment. Capital expenditures were $0.1 million lower in the three-month period ending March 31, 2016, compared to the same period of 2015, as we invested less in capital improvements during 2016.

Financing Activities

The following table summarizes the changes in cash provided by financing activities:

($ in thousands)	Three Months Ended March 31,		Variance
	2016	2015	$	%
Cash used in financing activities	$(1)	$(3)	$2	(67)%

Funds used in financing activities in the three-month periods ended March 31, 2016 and 2015 primarily include net share settlement of equity awards.

We believe that our cash and cash equivalents, projected cash flows from operations and sources of available liquidity will be sufficient to fund our operations for the next 12 months. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital or capital expenditure needs may be greater than anticipated. The sudden change in business volume, positive or negative, from any of our business or channel partners, or in our direct business, or any customer-driven events such as order or delivery deferral, could significantly impact our revenues and cash needs. The continuing global economic instability and currency fluctuation have increased the already present challenge of predicting future revenues. We do have some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we see and anticipate a shortfall in revenue. We can also identify additional sources of funding if we anticipate an increase in our working capital requirements due to increased revenues or changes in our revenue mix. A significant increase in sales, especially in our MIS business, would likely increase our working capital requirements, due to the longer production time and cash cycle of sales of these products.

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
There have been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2015 Annual Report on Form 10-K.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For a description of our market risks, see Part I, Item 7A in our 2015 Annual Report on Form 10-K. There have been no material changes in our exposures to market risk since December 31, 2015.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to note 7, “Commitments and Contingencies,” on page 13 of this Form 10-Q.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors described in our 2015 Annual Report on Form 10-K. You should carefully consider the risks described in Item 1A of our 2015 Annual Report on Form 10-K before making a decision to invest in our common stock or evaluating Active Power and our business. The risks and uncertainties described in our 2015 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations.

Item 6.	Exhibits.

See the Exhibit Index beginning on page 21 of this Form 10-Q.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

April 26, 2016	/s/ Mark A. Ascolese
(Date)	Mark A. Ascolese
President and Chief Executive Officer
(Principal Executive Officer)

April 26, 2016	/s/ James A. Powers
(Date)	James A. Powers
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

Index

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1*	Restated Certificate of Incorporation of Active Power, Inc., as amended (filed as Exhibit 3.1 to Active Power’s Quarterly Report on Form 10-Q filed on August 1, 2014)

3.2*	Active Power, Inc. Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on April 26, 2016)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-1 (SEC File No. 333-36946))

4.2*	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

10.1†	Separation Agreement and Release of Claims, dated February 29, 2016, between Active Power, Inc. and Randall Adleman

10.2*	Cash Incentive Plan (filed as Exhibit 10.1 to Active Power’s Current Report on Form 8-K filed on February 16, 2016)

10.3*
Amendment 2, dated April 1, 2015, to Hardware Product Purchase Agreement between Active Power, Inc. and Hewlett-Packard Company (filed as Exhibit 10.49 to Active Power’s Annual Report on Form 10-K filed on February 23, 2016

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

101†
The following financial statements from the Active Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Incorporated by reference to the indicated filing.
†	Filed with this report.
††	Furnished with this report.