Form 10-Q
period 2016-06-30
ACTIVE POWER INC
filed 2016-07-26
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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
☐ Yes   ☒ No

The number of shares of common stock, par value of $0.001 per share, outstanding at July 20, 2016 was 23,114,059.

ACTIVE POWER, INC.

Index

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,421	$12,260
Restricted cash	37	36
Accounts receivable, net of allowance for doubtful accounts of $37 and $70 at June 30, 2016 and December 31, 2015, respectively	6,573	8,849
Inventories, net	8,362	6,466
Prepaid expenses and other	478	792
Total current assets	23,871	28,403
Property and equipment, net	1,432	1,914
Deposits and other	269	278
Total assets	$25,572	$30,595

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,051	$2,852
Accrued expenses	3,683	4,494
Deferred revenue	4,614	3,576
Revolving line of credit	5,535	5,535
Total current liabilities	16,883	16,457
Long-term liabilities	460	583
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.001 par value; 2,000 shares authorized	—	—
Common stock - $0.001 par value; 40,000 shares authorized; 23,177 and 23,171 shares issued and 23,114 and 23,109 shares outstanding at June 30, 2016 and December 31, 2015, respectively	23	23
Treasury stock	(241)	(240)
Additional paid-in capital	304,771	304,094
Accumulated deficit	(296,346)	(290,454)
Other accumulated comprehensive income	22	132
Total stockholders’ equity	8,229	13,555
Total liabilities and stockholders’ equity	$25,572	$30,595

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Operations and Comprehensive Loss
(in thousands, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product revenue	$7,814	$12,905	$10,654	$22,453
Service and other revenue	2,916	3,950	5,741	7,531
Total revenue	10,730	16,855	16,395	29,984

Cost of goods sold:
Cost of product revenue	6,168	9,089	9,309	16,060
Cost of service and other revenue	1,787	2,268	3,493	4,119
Total cost of goods sold	7,955	11,357	12,802	20,179
Gross profit	2,775	5,498	3,593	9,805

Operating expenses:
Research and development	1,115	1,430	2,311	2,946
Selling and marketing	2,041	2,715	4,214	5,421
General and administrative	1,382	1,524	2,744	3,082
Total operating expenses	4,538	5,669	9,269	11,449
Loss from operations	(1,763)	(171)	(5,676)	(1,644)

Interest expense	(85)	(78)	(170)	(157)
Other income (expense), net	11	(9)	(46)	(16)
Net loss	$(1,837)	$(258)	$(5,892)	$(1,817)
Net loss per share, basic and diluted	$(0.08)	$(0.01)	$(0.25)	$(0.08)

Shares used in computing net loss per share, basic and diluted	23,141	23,133	23,140	23,131

Comprehensive loss:
Net loss	$(1,837)	$(258)	$(5,892)	$(1,817)
Translation loss on subsidiaries denominated in foreign currencies	(54)	97	(110)	(63)
Comprehensive loss	$(1,891)	$(161)	$(6,002)	$(1,880)

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands; unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	At Cost	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2015	23,171	$23	62	$(240)	$304,094	$(290,454)	$132	$13,555
Release of Restricted Stock	6	—	—	—	—	—	—	—
Shares held in treasury	—	—	1	(1)	—	—	—	(1)
Net translation loss on foreign subsidiaries	—	—	—	—	—	—	(110)	(110)
Stock-based compensation	—	—	—	—	677	—	—	677
Net loss	—	—	—	—	—	(5,892)	—	(5,892)
Balance at June 30, 2016	23,177	$23	63	$(241)	$304,771	$(296,346)	$22	$8,229

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands; unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(5,892)	$(1,817)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	411	524
Net change to allowance for doubtful accounts	(33)	50
Loss on disposal of fixed assets	18	1
Stock-based compensation	670	674
Changes in operating assets and liabilities:
Restricted cash	(1)	(499)
Accounts receivable	2,309	(4,844)
Inventories	(1,787)	(578)
Prepaid expenses and other assets	323	203
Accounts payable	199	1,443
Accrued expenses	(811)	398
Deferred revenue	1,038	779
Long term liabilities	(123)	(151)
Net cash used in operating activities	(3,679)	(3,817)

Investing activities
Purchases of property and equipment	(59)	(392)
Net cash used in investing activities	(59)	(392)

Financing activities
Taxes paid related to net share settlement of equity awards	(1)	(6)
Net cash used in financing activities	(1)	(6)

Effects of exchange rates on cash	(100)	(43)

Change in cash and cash equivalents	(3,839)	(4,258)
Cash and cash equivalents, beginning of period	12,260	14,824
Cash and cash equivalents, end of period	$8,421	$10,566

See accompanying notes.

Index

Active Power, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2016
(unaudited)

1.	Basis of Presentation

Active Power, Inc. and its subsidiaries (collectively, “we”, “us”, “Active Power” or “Company”) design, manufacture, sell, and service flywheel-based uninterruptible power supply (“UPS”) products that use kinetic energy to provide short-term power as a cleaner alternative to conventional electro-chemical battery-based energy storage.  We also design, manufacture, sell, and service modular infrastructure solutions (“MIS”) that integrate critical power components into a pre-packaged, purpose-built enclosure that may include our UPS products as a component. In the second quarter of 2016, 84% of our product revenue came from the sale of UPS systems and 16% from the sale of MIS products. Our products and solutions are based on our patented flywheel and power electronics technology and are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances.

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

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from our audited financial statements, and the unaudited condensed consolidated financial statements as of June 30, 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, and include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Restricted Cash

Our restricted cash balance of $37,000 as of June 30, 2016, consists of a $6,000 deposit guarantee for our building lease in Germany, which renews every six months through the term of the lease agreement and a $31,000 performance guarantee to a customer that was secured with a letter of credit, which expires in June 2017. As of December 31, 2015, our restricted cash balance was $36,000, which consisted of secured performance and deposit guarantees.

Index

Receivables

Accounts receivable consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Trade receivables	$6,610	$8,919
Less: Allowance for doubtful accounts	(37)	(70)
	$6,573	$8,849

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, credit losses have been minimal, primarily because the majority of our revenues were generated from large customers, such as Caterpillar, Inc. (“Caterpillar”) and Hewlett Packard Enterpise. We perform credit evaluations of new customers and, when necessary, we require deposits, prepayments or use of bank instruments such as trade letters of credit to mitigate our credit risk. We write off uncollectable trade receivables, and record any recoveries of previous write offs against the allowance. Our standard payment terms are net 30 days; however, we may have agreements with certain larger customers and certain distributors that allow for more extended terms at or above net 60 days.

Inventories, net

Inventories are stated at the lower of cost or market, using the first-in-first-out method, and consist of the following (in thousands, net of allowances of $0.9 million and $0.8 million at June 30, 2016 and December 31, 2015, respectively):

	June 30, 2016	December 31, 2015
Raw materials	$4,638	$4,748
Work in process	1,785	1,425
Finished goods	1,939	293
	$8,362	$6,466

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Compensation, severance and benefits	$822	$727
Management incentive bonus	1,200	1,282
Warranty liability	347	531
Taxes, other than income	303	518
Professional fees	346	441
Deferred Rent and other	665	995
	$3,683	$4,494

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

Balance at December 31, 2015	$572
Warranty expense	(19)
Payments	(183)
Balance at June 30, 2016	$370

Warranty liability included in accrued expenses	$347
Warranty liability included in long-term liabilities	23
Balance at June 30, 2016	$370

 Revenue Recognition

We recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. In general, revenue is recognized when revenue-generating transactions fall into one of the following categories of revenue recognition:

•
We recognize product revenue at the time of shipment for a significant portion of all products sold directly to customers and through distributors because title and risk of loss pass on delivery to the common carrier. Our customers and distributors do not have the right to return products. We may enter into bill-and-hold arrangements and when this occurs physical delivery may not be present, but other criteria are reviewed to determine proper timing of revenue recognition.

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

In February 2016, FASB issued ASU No. 2016-02, (“ASU 2016-02”), Leases (Topic 842). The amendments in this update require lessees to recognize a lease liability measured on a discounted basis and a right-of-use asset for all leases at the commencement date. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and is to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are evaluating the new guidelines to see if they will have a significant impact on our consolidated results of operation, financial condition or cash flows.

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

In July 2015, the FASB issued ASU No. 2015-11, (“ASU 2015-11”), Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires an entity to measure in scope inventory at the lower of cost and net realizable value. The amendment does not apply to inventory that is measured using the last-in, first-out or the retail inventory method. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and is to be applied prospectively. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, (“ASU 2014-15”), Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We are evaluating the new guidelines to see if they will have a significant impact on our consolidated results of operation, financial condition or cash flows.

Index

In May 2014, the FASB issued ASU No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of its new revenue recognition standard by one year. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples.

In April 2016, the FASB issued ASU No. 2016-10, (“ASU 2016-10”) Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which adds further guidance on identifying performance obligations and improves the operability and understanding of the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which rescinds SEC paragraphs pursuant to the SEC Staff Announcement, “Rescission of Certain SEC Staff Observer Comments upon Adoption of Topic 606,” and the SEC Staff Announcement, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or Equity”. The FASB also issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. We will adopt this guidance January 1, 2018. We are evaluating the new guidelines to determine if they will have a significant impact on our consolidated results of operation, financial condition or cash flows.

3. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(1,837)	$(258)	$(5,892)	$(1,817)
Basic and dilutive:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	23,141	23,133	23,140	23,131

Basic and diluted net loss per share	$(0.08)	$(0.01)	$(0.25)	$(0.08)

The calculation of diluted loss per share excludes 3,348,022 and 3,177,928 shares of common stock issuable upon exercise of employee stock options for the six months ended June 30, 2016 and 2015, respectively, and non-vested shares of restricted stock units issuable upon vesting of 475,200 and 13,765 shares for the six months ended June 30, 2016 and 2015, respectively, because their inclusion would be anti-dilutive.

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

Index

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

Our Level 1 assets consist of cash equivalents, which are primarily invested in money-market funds. These assets are classified as Level 1 because they are valued using quoted prices in active markets and other relevant information generated by market transactions involving identical assets and liabilities. The fair value of our Level 1 assets was $3.1 million as of June 30, 2016 and December 31, 2015.

For cash and cash equivalents, accounts receivable, accounts payable and our revolving line of credit, the carrying amount approximates fair value because of the relative short maturity of those instruments.

5.	Guarantees

In certain geographical regions, particularly Europe, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our delivery or warranty obligations. We secure these guarantees with standby letters of credit through our bank. At June 30, 2016, we had a $6,000 deposit guarantee for our building lease in Germany, which renews every six months through the term of the lease agreement and a $31,000 performance guarantee to a customer that was secured with a letter of credit, which expires in June 2017. As of December 31, 2015, our restricted cash balance was $36,000, which consisted of secured performance and deposit guarantees. There is no foreseeable risk that we will not be able to meet the performance obligations. Our restricted cash, as shown on the balance sheet, is related to these guarantees.

6.	Revolving Line of Credit

Our Second Amended and Restated Loan and Security Agreement dated August 5, 2010 (as amended on March 5, 2012, August 15, 2012 and July 28, 2014, the “Loan Agreement”) with Silicon Valley Bank (“SVB”) gives us flexibility to help fund our business operations and manage our working capital requirements. The Loan Agreement provides for a secured revolving line of credit with a maturity date of August 5, 2017. Until that date, we may borrow an aggregate amount of up to eighty percent (80%) of the facility amount of $18.8 million, or $15.0 million, subject to certain borrowing bases. We may also request that SVB issue letters of credit on our behalf, of up to $1.5 million, as a portion of the total facility amount. The facility allows us to borrow against our U.S., United Kingdom (“U.K.”) and German accounts receivables and also allows us to borrow against our eligible inventory and purchase orders. Purchase orders and eligible inventory are subject to a sublimit of $3.0 million and $4.0 million, respectively, and accounts receivable for U.K. and Germany have a $5.0 million sublimit.  However, if we maintain our liquidity ratio at or above 2.50:1.00 for the immediately preceding two reconciliation periods the sublimits will be uncapped. The liquidity ratio is defined as unrestricted cash, cash equivalents and marketable securities on which SVB has a perfected security interest, plus the aggregate amount of eligible accounts receivable accounts divided by all obligations we owe to SVB. The finance charge is a per annum rate equal to SVB’s prime rate, subject to a minimum prime rate of 4.00%, plus (a) 0.50% for eligible accounts, inventory and purchase orders when we are Borrowing Base Eligible, or (b) 1.20% for eligible accounts when we are not Borrowing Base Eligible. We are “Borrowing Base Eligible” when our liquidity ratio is equal to or greater than 1.75:1.00 at all times for at least sixty consecutive days.

The revolving loans made to us under the Loan Agreement are secured by a lien on substantially all of our assets, including the assets of Active Power Solutions Limited (“Active Power Limited”), our wholly-owned U.K. subsidiary, and the assets of Active Power (Germany) GmbH, our indirect wholly-owned German subsidiary.  The only direct or indirect subsidiaries of Active Power, Inc. that are not guarantors under the Loan Agreement are Active Power China (Beijing) Co. Ltd. and immaterial subsidiaries that are not operating companies.  There are no restrictions on the ability of any of the subsidiary guarantors to transfer funds to Active Power, Inc. in the form of loans, advances or dividends, except as provided by applicable law.

The Loan Agreement includes customary affirmative covenants for a credit facility of this size and type, including delivery of financial statements, compliance with laws, maintenance of insurance, and maintenance and protection of intellectual property rights. Further, the Loan Agreement contains customary negative covenants for a credit facility of this size and type, including covenants that limit or restrict our ability, among other things, to sell all or any part of our business, dispose of assets, change our business, change our CEO or CFO without replacing such person within 120 days, have a change in control, make acquisitions,

Index

merge or be acquired, incur indebtedness, grant liens, make investments, make distributions, repurchase stock, and enter into certain transactions with affiliates.

The Loan Agreement contains customary events of default that include, among other things, non-payment defaults, covenant defaults, material adverse change defaults, insolvency defaults, material judgment defaults and inaccuracy of representations and warranty defaults. The financial covenant requires us to maintain a liquidity ratio equal to or greater than 1.25:1.00. Some of the strategic and financial alternatives currently being explored by our board of directors, including without limitation, a sale of the Company, seeking new investors, and the transition into other profitable businesses, may result in an event of default under the Loan Agreement unless the Loan Agreement is repaid. The occurrence of an event of default could result in the acceleration of obligations under the Loan Agreement, in which case we must repay all loans and related charges, fees and amounts then due and payable, and Active Power Limited may be required to pay any such amounts under the Guarantee and Debenture Agreement, dated August 5, 2010 between Active Power Limited and SVB. At the election of SVB, upon the occurrence and during the continuance of an event of default, finance charges or interest rates, as applicable, will increase an additional 5.00% per annum above the rate that is otherwise applicable thereto upon the occurrence of such event of default, and the collateral handling fees will increase by 0.50%.

We are currently in compliance with the covenants and restrictions under the Loan Agreement as of the date of this report. Based on our our cash flow projections, we expect to remain in compliance with the covenants and restrictions under the Loan Agreement for at least the next twelve months. If we fail to stay in compliance with our covenants or experience some other event of default, we may be forced to repay the outstanding borrowings under this credit facility. Our projections and our assumptions regarding our liquidity are based on estimates regarding expected revenues and future costs. However, our revenues may not meet our projections, our costs may exceed our estimates or our working capital or capital expenditure needs may be greater than anticipated. Further, our estimates may change and future events or developments, including the ultimate outcome of the strategic and financial alternatives currently being explored by our board of directors, may affect our estimates.

During 2012, we borrowed $5.5 million under the Loan Agreement based on our short term liquidity requirements, and have not borrowed any additional amounts after this initial borrowing. As of June 30, 2016, we had outstanding borrowings of $5.5 million under this Loan Agreement. Based on the borrowing base formula subsequent to the amendment, the additional amount available for use at June 30, 2016 was $2.4 million. As of December 31, 2015, our additional amount available to us was $5.9 million. For further information regarding this loan facility, refer to our Annual Report on Form 10-K for the year ended December 31, 2015, and to our Current Report on Form 8-K filed on July 29, 2014.

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

We record an accrual with respect to a claim, suit, investigation or proceeding when it is reasonably probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended June 30, 2016, were not material to the Consolidated Financial Statements.

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

Index

8. Shareholder Rights Plan

On June 15, 2016, our Board of Directors adopted a shareholder rights plan designed to protect our substantial net operating loss carryforwards from the effect of limitations imposed by federal and state tax rules following an ownership change. This plan was designed to deter an ownership change (as defined in IRC Section 382) from occurring, and therefore protect our ability to utilize our federal and state net operating loss carryforwards in the future. Our board of directors has established a procedure to consider requests to exempt the acquisition of our common stock from the rights agreement, if such acquisition would not limit or impair the availability of our net operating loss carryforwards. In connection with the adoption of the shareholder rights plan, the Board of Directors approved a Certificate of Designations of Series B Junior Participating Preferred Stock designating 50,000 shares of Preferred Stock. We filed the Certificate of Designations on June 16, 2016 with the Secretary of State of the State of Delaware and the Certificate of Designations became effective on such date. The shareholder rights plan will expire on the first day after our 2017 annual meeting of stockholders unless our stockholders ratify the plan prior to such date, in which case the term of the plan would be extended to three years.

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

Overview

Active Power designs, manufactures, sells, and services flywheel-based UPS products that use kinetic energy to provide short-term power as a cleaner alternative to conventional electro-chemical battery-based energy storage. Our UPS products are based on our patented flywheel and power electronics technology, and are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances. We also design, manufacture, sell, and service MIS that integrate critical power components into a pre-packaged, purpose-built enclosure that may include our UPS products as a component. In the second quarter of 2016, 84% of our product revenue came from the sale of UPS systems and 16% from the sale of MIS products.

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

We were founded as a Texas corporation in 1992 and reincorporated in Delaware in 2000. Our headquarters are in Austin, Texas and we have international offices in the U.K., Germany and China.

In the three and six-month periods ended June 30, 2016, we continued to focus on increasing bookings and backlog, improving operational efficiencies, and controlling costs. However, our results of operations during the periods were adversely impacted both by customers deferring delivery of previously placed orders and by customers delaying the placement of new orders. We believe that customers may be continuing to delay capital investment spending during this prolonged period of economic uncertainty and slow global growth. We remain unable to predict the timing of future orders.

Also in the three-month period ended June 30, 2016, our common stock began trading below $1.00 per share. Our common stock eventually could be delisted from the NASDAQ Capital Market if our stock price continues to trade below $1.00 per share.

Index

We plan to continue to monitor the bid price for our common stock and consider various options available to us if our common stock does not trade at a level that is likely to regain compliance. No determination regarding our response has been made at this time. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or that our common stock will remain listed on the NASDAQ Capital Market.

Our board of directors is conducting a review of strategic and financial alternatives to potentially accelerate key growth initiatives and enhance total shareholder value. The strategic and financial alternatives currently being explored by our board of directors include, without limitation, a sale of the Company, seeking new investors, and a transition into other profitable businesses, There can be no assurance that the board's exploration of strategic and financial alternatives will be successful in improving our business prospects or result in any transaction being entered into or consummated.

Index

Results of Operations

Below are our revenues and costs and expenses for the three-month and six-month periods ended June 30, 2016 and 2015. This information should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in Item 1 of this Form 10-Q.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2016	2015	$ change	% change	2016	2015	$ change	% change
Product revenue	$7,814	$12,905	$(5,091)	(39)%	$10,654	$22,453	$(11,799)	(53)%
Service and other revenue	2,916	3,950	(1,034)	(26)%	5,741	7,531	(1,790)	(24)%
Total revenue	10,730	16,855	(6,125)	(36)%	16,395	29,984	(13,589)	(45)%
Cost of product revenue	6,168	9,089	(2,921)	(32)%	9,309	16,060	(6,751)	(42)%
Cost of service and other revenue	1,787	2,268	(481)	(21)%	3,493	4,119	(626)	(15)%
Total cost of goods sold	7,955	11,357	(3,402)	(30)%	12,802	20,179	(7,377)	(37)%
Gross profit	2,775	5,498	(2,723)	(50)%	3,593	9,805	(6,212)	(63)%
Operating expenses:
Research and development	1,115	1,430	(315)	(22)%	2,311	2,946	(635)	(22)%
Selling and marketing	2,041	2,715	(674)	(25)%	4,214	5,421	(1,207)	(22)%
General and administrative	1,382	1,524	(142)	(9)%	2,744	3,082	(338)	(11)%
Total operating expenses	4,538	5,669	(1,131)	(20)%	9,269	11,449	(2,180)	(19)%
Loss from Operations	(1,763)	(171)	(1,592)	(931)%	(5,676)	(1,644)	(4,032)	(245)%
Interest expense, net	(85)	(78)	(7)	(9)%	(170)	(157)	(13)	(8)%
Other income (expense), net	11	(9)	20	222%	(46)	(16)	(30)	(188)%
Net loss	$(1,837)	$(258)	$(1,579)	(612)%	$(5,892)	$(1,817)	$(4,075)	(224)%

Index

Product revenue.  Our product revenue was derived from the following sources:

($ in thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2016	2015	$ change	% change	2016	2015	$ change	% change

Product revenue:
UPS product revenue	$6,594	$8,838	$(2,244)	(25)%	$9,276	$16,015	$(6,739)	(42)%
Modular Infrastructure Solutions	1,220	4,067	(2,847)	(70)%	1,378	6,438	(5,060)	(79)%
Total product revenue	$7,814	$12,905	$(5,091)	(39)%	$10,654	$22,453	$(11,799)	(53)%

Total product revenue for the three-month period ended June 30, 2016 decreased by $5.1 million, or 39%, to $7.8 million compared to $12.9 million in the same period in 2015. The decrease was driven primarily by a decrease in UPS sales of $2.2 million and a decrease in MIS sales of $2.8 million. The decrease is due to lower bookings in the previous quarters as a result of customers deferring delivery of previously placed orders and delaying the placement of new orders. Inherent variability in demand for our products contributes to quarterly fluctuations in mix as orders can range from multi-million dollar MIS or UPS shipments to a single module UPS shipment for less than $100,000. One large MIS order in a quarter, for example, can have a significant impact on the business in any particular period.

Product revenue for the six-month period ended June 30, 2016 decreased by $11.8 million, or 53%, to $10.7 million, compared to $22.5 million in the same period in 2015. The decrease was driven primarily by lower bookings this year compared to last year. The level of future orders will continue to fluctuate depending on our partner’s success and need for infrastructure solutions.

Product revenue from our OEM channel for the three-month period ended June 30, 2016 was $1.3 million, a decrease of approximately $3.4 million, compared to revenue of $4.7 million for the second quarter of 2015. For the six-month period ended June 30, 2016, product revenue from our OEM channel was $2.3 million, a decrease of $6.4 million, compared to $8.7 million for the same period in 2015. The size and volume of orders from our OEM channel can fluctuate significantly on a quarterly basis. The first half of 2015 period contained some large project orders which were not repeated in the current periods. Total sales inclusive of service and spare parts to Caterpillar, our primary OEM channel, represented $1.4 million and $2.7 million, or 14% and 17% of our total revenue for the three-month and six-month periods ended June 30, 2016, respectively, compared to $5.5 million and $10.2 million, or 33% and 34% of our total revenue, in the comparable period of 2015.

Product revenue from our IT channel for the second quarter of 2016 was $0, compared to $3.6 million for the second quarter of 2015. For the six-month period ended June 30, 2016, product revenue from our IT channel was $0, a decrease of $4.5 million, compared to $4.5 million for the same period of 2015. The decrease in both periods was driven primarily by no orders this year compared to two large orders that were partially shipped in the second quarter of 2015.

Product revenue in the Americas was $5.1 million, or 66% of our product revenue, for the three-month period ended June 30, 2016, compared to $8.6 million, or 67% of our product revenue, for the same period in 2015. For the six-month period ended June 30, 2016, our sales in the Americas were $6.7 million, or 63% of our total product revenue, compared to $15.9 million, or 71% for the same period of 2015. The decrease reflects lower UPS sales of $0.9 million and lower MIS revenues of $2.6 million for the three-month period ended June 30, 2016 and lower UPS sales of $4.3 million and lower MIS revenues of $4.9 million for the six-month period ended June 30, 2015, due to large orders that were partially shipped in the second half of 2015.

Product revenue to customers in APAC were $0.6 million, or 7% of our total product revenue, in the three-month period ended June 30, 2016, compared to $0.2 million, or 1% for the same period in 2015. For the six-month period ended June 30, 2016, our sales in APAC were $1.5 million, or 14% of product revenue, compared to $0.3 million, or 1% for the same period of 2015. The increase was driven by higher UPS sales compared to the same periods of 2015.

Product revenue in EMEA was $2.1 million, or 27% of product revenue, in the three-month period ended June 30, 2016, compared to $4.1 million, or 32%, for the same period of 2015. For the six-month period ended June 30, 2016, our sales in EMEA were $2.5 million, or 23% of our total product revenue, compared to $6.3 million, or 28% for the same period of 2015. The decrease

Index

in product revenue in EMEA for the three-month period and six-month period ended June 30, 2016 was primarily attributable to lower OEM channel partner sales during 2016.

Service and other revenue. Service and other revenue decreased by approximately $1.0 million, or 26%, to $2.9 million for the three-month period ended June 30, 2016, compared to $4.0 million in the same period of 2015. For the six-month period ended June 30, 2016, our service and other revenue decreased approximately $1.8 million, or 24%, to $5.7 million compared to $7.5 million in the same period of 2015. These decreases primarily reflect lower sales of spare parts and professional services in addition the reduction of new equipment start-ups in the three and six months of 2016 compared to 2015.

Cost of product revenue. Cost of product revenue as a percentage of total product revenue was 79% and 87% for the three-month and six-month periods ended June 30, 2016, compared to 70% and 72% for the same periods in 2015. The increase in costs as a percentage of revenue for the three-month and six-month periods ended June 30, 2016 is related to lower manufacturing absorption associated with the decreased production in the first half of 2016.

Cost of service and other revenue. Cost of service and other revenue as a percentage of total service and other revenue was 61% for both the three-month and six-month periods ended June 30, 2016, compared to 57% and 55% for the same periods of 2015.  The increase in cost as a percentage of service revenue reflects higher unabsorbed costs due to lower revenue.

Gross profit. For the three-month periods ended June 30, 2016 and 2015, our gross profit was 26% and 33% of revenue, respectively. For the six-month period ended June 30, 2016, our gross profit was 22% of revenue, compared to 33% for the same period of 2015. The margin decrease for the three and six-month periods ended June 30, 2016 was related to lower absorbed costs associated with lower revenue.

Research and development. Research and development expenses were $1.1 million, or 22%, lower in the second quarter of 2016 compared to $1.4 million in the second quarter of 2015. The decrease was primarily due to lower payroll expense and employee benefits of $0.2 million and bonus expense of $0.1 million which were incurred in fiscal 2015.

For the six-month period ended June 30, 2016 , our research and development expense was $2.3 million, compared to $2.9 million or 22% lower for the same period of 2015. The decrease was primarily due to continued cost control initiatives resulting in lower payroll expense and employee benefits of $0.3 million and lower bonus expense and external parties fees of $0.2 million which were incurred in fiscal 2015.

Selling and marketing. Selling and marketing costs were approximately $2.0 million in the second quarter of 2016, compared to $2.7 million for the same period of 2015. The decrease was primarily due to lower payroll and employee benefits expense and sales commissions of $0.5 million and travel expense of $0.1 million in 2016 compared to 2015.

Selling and marketing expenses were approximately $4.2 million for the six-month period ended June 30, 2016, compared to $5.4 million for the same period of 2015. The decrease was primarily due to continued cost control initiatives resulting in (i) lower payroll and employee benefits expense and sales commissions of $0.9 million; (ii) travel and trade show expense of $0.2 million and (iii) consulting and contract labor of $0.1 million offset by an increase in severance of $0.2 million in 2016 compared to 2015.

General and administrative. General and administrative expenses were approximately $1.4 million for the three-month period ended June 30, 2016, compared to $1.5 million for the same period of 2015. The decrease was primarily due to lower payroll, employee benefits and bonus expense of $0.3 million offset by higher legal expense of $0.1 million in 2016 compared to 2015.

General and administrative expenses for the six-month periods ended June 30, 2016 and 2015 was approximately $2.7 million and $3.1 million, respectively. The decrease was primarily due to continued cost control initiatives resulting in lower bonus expense of $0.3 million and lower payroll expense and employee benefits of $0.1 million.

Interest expense, net. Net interest expense for the three and six months ended June 30, 2016 remained relatively flat at $0.1 million and $0.2 million, respectively, compared to the same periods in 2015. The interest expense incurred during 2016 and 2015 was in connection with the outstanding balance on our revolving line of credit.

Other income (expense), net. Other income, net for the three months ended June 30, 2016 increased approximately $20,000, compared to the same period of 2015. The increase primarily relates to foreign exchange gains on settlement of intercompany balances and sales contracts held in foreign currencies.

Index

Other expense, net for the six months ended June 30, 2016 increased approximately $30,000, compared to the same period of 2015. The increase primarily relates to the disposal of fixed assets along with foreign exchange gains on settlement of intercompany balances and sales contracts held in foreign currencies.

Liquidity and Capital Resources
Our primary sources of liquidity at June 30, 2016 are our cash and cash equivalents, our bank credit facilities and projected cash flows from operating activities. Based on our cash flow projections, we believe that we have adequate capital resources to continue operating our business for at least the next twelve months. Our projections and our assumptions regarding the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. Management continues to enhance liquidity by carefully managing expenses, working capital and capital expenditures. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital or capital expenditure needs may be greater than anticipated. Further, our estimates may change and future events or developments, including without limitation the ultimate outcome of the strategic and financial alternatives currently being explored by our board of directors, may also affect our estimates. Any of these factors may change our expectation of cash usage in the remainder of 2016 and beyond or significantly affect our level of liquidity.

Our Second Amended and Restated Loan and Security Agreement dated August 5, 2010 (as amended on March 5, 2012, August 15, 2012 and July 28, 2014, the “Loan Agreement”) with Silicon Valley Bank (“SVB”) gives us flexibility to help fund our business operations and manage our working capital requirements. For additional information related to the Loan Agreement, please refer to note 6, “Revolving Line of Credit,” of the condensed consolidated financial statements on page 12 of this Form 10-Q.

Should additional funding be required or desirable, we would expect to raise the required funds through borrowings or public or private sales of debt or equity securities. If we raise additional funds through the issuance of convertible debt or equity securities, the ownership of our existing stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned. If financing is not available, we may be required to reduce, delay or eliminate certain activities or to license or sell to others some of our proprietary technology. Our board of directors is conducting a review of strategic and financial alternatives, including without limitation, a sale of the Company, seeking new investors, and a transition into other profitable businesses. There can be no assurance that the board's exploration of strategic and financial alternatives will be successful in improving our business prospects or will result in any transaction being entered into or consummated.

Operating Activities

The following table summarizes the changes in cash used in operating activities (in thousands):

($ in thousands)	Six Months Ended June 30,		Variance
	2016	2015	$	%
Cash used in operating activities	$(3,679)	$(3,817)	$138	4%

Cash used in operating activities was $3.7 million in the six-month period ended June 30, 2016 compared to $3.8 million for the same period of 2015. Cash used in operating activities in 2016 was primarily derived from our net loss of $5.9 million along with our $1.8 million increase in inventory offset by a $2.3 million decrease in accounts receivable and a $1.0 million increase in deferred revenue. These changes reflect the frequent changes in our working capital, which can be impacted by the timing of product orders and shipments and can result in very large fluctuations in inventory, payables and receivables based on the large size of some of our orders.

Cash used in operating activities in 2015 was primarily due to our $4.8 million increase in accounts receivables along with net losses of $1.8 million offset by a $1.8 million increase in accounts payable and accrued expenses.

Investing Activities

Index

The following table summarizes the changes in cash used in investing activities:

($ in thousands)	Six Months Ended June 30,		Variance
	2016	2015	$	%
Cash used in investing activities	$(59)	$(392)	$333	85%

Investing activities consist of purchases of property and equipment. Capital expenditures were $0.3 million lower in the six-month period ending June 30, 2016, compared to the same period of 2015, as we invested less in capital improvements during 2016.

Financing Activities

The following table summarizes the changes in cash provided by financing activities:

($ in thousands)	Six Months Ended June 30,		Variance
	2016	2015	$	%
Cash used in financing activities	$(1)	$(6)	$5	(83)%

Funds used in financing activities in the six-month periods ended June 30, 2016 and 2015 primarily include net share settlement of equity awards.

The Company currently expects to meet its liquidity needs through a combination of sources including, but not limited to, operations, existing cash balances and its revolving line-of-credit. With the above sources providing the expected cash flows, the Company currently believes that it will have sufficient liquidity for its anticipated needs over the next 12 months, but no assurances regarding liquidity can be made. Further, our estimates may change and future events or developments, including without limitation the ultimate outcome of the strategic and financial alternatives currently being explored by our board of directors, may affect our estimates. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and worldwide economic conditions. In addition, borrowings under our credit facility are dependent upon our continued compliance with the financial and other covenants contained therein. However, there are scenarios in which our revenues may not meet our projections, our costs may exceed our estimates or our working capital or capital expenditure needs may be greater than anticipated. The sudden change in business volume, positive or negative, from any of our business or channel partners, or in our direct business, or any customer-driven events such as order or delivery deferral, could significantly impact our revenues and cash needs. The continuing global economic instability and currency fluctuation have increased the already present challenge of predicting future revenues. We do have some opportunity to adjust expenditures or take other measures to reduce our cash consumption if we see and anticipate a shortfall in revenue. We can also identify additional sources of funding if we anticipate an increase in our working capital requirements due to increased revenues or changes in our revenue mix. A significant increase in sales, especially in our MIS business, would likely increase our working capital requirements, due to the longer production time and cash cycle of sales of these products.

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
There have been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our 2015 Annual Report on Form 10-K.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information we are required to disclose in reports

Index

that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended June 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to note 7, “Commitments and Contingencies,” on page 13 of this Form 10-Q.

Item 1A.	Risk Factors.

Other than the risk factors discussed below, there have been no material changes from the risk factors described in our 2015 Annual Report on Form 10-K. You should carefully consider the risks described in Item 1A of our 2015 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q before making a decision to invest in our common stock or evaluating Active Power and our business. The risks and uncertainties described in our 2015 Annual Report on Form 10-K and below in this Quarterly Report on Form 10-Q are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations.

Our credit facility includes certain covenants and other events of default. Should we not comply with these covenants or incur an event of default, we may be required to repay our obligation in cash, which could have an adverse effect on our liquidity.

Our Second Amended and Restated Loan and Security Agreement dated August 5, 2010 (as amended on March 5, 2012, August 15, 2012, and July 28, 2014, the “Loan Agreement”) with Silicon Valley Bank (“SVB”) includes certain financial and administrative covenants, including a requirement to maintain a liquidity ratio equal to or greater than 1.25:1.00. The liquidity ratio is defined as unrestricted cash, cash equivalents and marketable securities on which SVB has a perfected security interest, plus the aggregate amount of eligible accounts receivable accounts divided by all obligations we owe to SVB. Some of the strategic and financial alternatives currently being explored by our board of directors, including without limitation, a sale of the Company, seeking new investors, and the transition into other profitable businesses, may result in an event of default under the Loan Agreement unless the Loan Agreement is repaid. If we fail to stay in compliance with our covenants or suffer some other event of default under the Loan Agreement, we may be required to repay the outstanding borrowings. Should this occur, our liquidity would be adversely impacted. For additional information related to the Loan Agreement, please refer to note 6, “Revolving Line of Credit,” of the condensed consolidated financial statements on pages 12 to 13 of this Form 10-Q.

Limitations on our ability to utilize our net operating losses may negatively affect our financial results.

We may not be able to utilize all of our net operating loss (“NOLs”) carryforwards. If we do not achieve profitability prior to their expiration, we will not be able to fully utilize our NOLs to offset income. For financial statement presentation, all benefits associated with the NOL carryforwards have been reserved and this potential asset is not reflected on our balance sheet. Section 382 of the IRC (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. Our ability to utilize NOL carryforwards may be limited under Section 382, or otherwise, by our issuance of common stock or by other changes in stock ownership. If our use of NOL carryforwards and associated built-in losses is significantly limited in the future due to changes in stock ownership, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use NOL carryforwards and built‑in losses without these annual limitation. To address these concerns, in June 2016 we adopted a shareholder rights plan designed to preserve our substantial tax assets associated with NOL carryforwards under Section 382. The shareholder rights plan is intended to act as a deterrent to any person or group, together with our affiliates and associates, being or becoming the beneficial owner of 4.99% or more of our common stock and thereby triggering a limitation of our available NOL carryforwards. Any person or group that acquires beneficial ownership of 4.99% or more our common stock without the approval of the Board of Directors would be subject to significant ownership dilution. The shareholder rights plan will expire on the first day after our 2017 annual

Index

meeting of stockholders unless our stockholders ratify the plan prior to such date, in which case the term of the plan would be extended to three years. There can be no assurance that our stockholders will ratify the extension of the shareholder rights plan, that the shareholder rights plan will be effective in protecting our NOL carryforwards, or that we will achieve profitability prior to the expiration of the NOL carryforwards.

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

Provisions of our certificate of incorporation and bylaws could have the effect of discouraging, delaying, or preventing a merger or acquisition that a stockholder may consider favorable. We are subject to the anti-takeover laws of the State of Delaware, which may further discourage, delay, or prevent someone from acquiring or merging with us. We have also adopted a shareholder rights plan designed to protect our substantial net operating loss carryforwards from the effect of limitations imposed by federal and state tax rules following an ownership change. This plan was designed to deter an ownership change (as defined in IRC Section 382) from occurring, and therefore protects our ability to utilize our federal and state net operating loss carryforwards in the future. This plan could have the effect of making it uneconomical for a third party to acquire us on a hostile basis. In addition, our agreement with Caterpillar for the distribution of UPS products provides that Caterpillar may terminate the agreement in the event we are acquired or undergo a change in control. The possible loss of a significant customer could be a significant deterrent to possible acquirers and may substantially limit the number of possible acquirers.

These provisions of Delaware law, our certificate of incorporation and bylaws, the shareholder rights plan, and our agreement with Caterpillar may delay, discourage or make more difficult certain types of transactions in which our stockholders might otherwise receive a premium for their shares over the current market price, and might limit the ability of our stockholders to approve transactions that they think may be in their best interest, all of which may depress the market price of our common stock.

Our common stock could be delisted from the NASDAQ Capital Market if our stock price continues to trade below $1.00 per share.

On June 8, 2016, we received a deficiency letter from the Listing Qualifications Department of the NASDAQ Stock Market LLC, or NASDAQ, notifying us that for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(a), we have been given 180 calendar days, or until December 5, 2016, to regain compliance with Rule 5550(a)(2). If at any time before December 5, 2016, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written confirmation that we have achieved compliance with Rule 5550(a)(2). If we do not regain compliance with Rule 5550(a)(2) by December 5, 2016, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we must meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify NASDAQ of our intention to cure the minimum bid price deficiency, which may include, if necessary, implementing a reverse stock split.

If we do not regain compliance with Rule 5550(a)(2) by December 5, 2016, and are not eligible for an additional compliance period at that time, NASDAQ will provide written notification that our common stock may be delisted.  At that time, we may appeal the NASDAQ delisting determination to a NASDAQ Listing Qualifications Panel.  Our common stock would remain listed pending the Panel’s decision. There can be no assurance that if we appeal a delisting determination, that such appeal would be successful.

We plan to continue to monitor the bid price for our common stock and consider various options available to us if our common stock does not trade at a level that is likely to regain compliance. No determination regarding our response has been made at this time. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria.

Index

Delisting from The NASDAQ Capital Market could have an adverse effect on our business and on the trading of our common stock. If a delisting of our common stock from The NASDAQ Stock Market were to occur, our common stock would trade on the OTC Market or on the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

The trading price of our common stock has been volatile and is likely to be volatile in the future.

Historically, the market price of our common stock has fluctuated significantly. In 2015, the sales price of our common stock ranged from $1.16 to $2.60 per share. In addition to the other risks described in the “Risk Factors” section of this Form 10-Q, the market price of our common stock can be expected to fluctuate significantly in response to numerous other factors, many of which are beyond our control, including the following:

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

Item 6.	Exhibits.

See the Exhibit Index beginning on page 25 of this Form 10-Q.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

July 26, 2016	/s/ Mark A. Ascolese
(Date)	Mark A. Ascolese
President and Chief Executive Officer
(Principal Executive Officer)

July 26, 2016	/s/ James A. Powers
(Date)	James A. Powers
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

Index

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1*	Restated Certificate of Incorporation of Active Power, Inc., as amended (filed as Exhibit 3.1 to Active Power’s Quarterly Report on Form 10-Q filed on August 1, 2014)

3.2*	Active Power, Inc. Second Amended and Restated Bylaws (filed as Exhibit 3.2 to Active Power’s Current Report on Form 8-K filed on April 26, 2016)

3.3*	Certificate of Designations of Series B Junior Participating Preferred Stock of Active Power, Inc. (filed as Exhibit 3.1 to Active Power’s Current Report on Form 8-K filed on June 17, 2016)

4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-1 (SEC File No. 333-36946))

4.2*	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock

4.3*
Rights Agreement dated as of June 15, 2016 between Active Power, Inc. and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to Active Power’s Current Report on Form 8-K filed on June 17, 2016)

10.1*
Amendment 2, dated April 1, 2015, to Hardware Product Purchase Agreement between Active Power, Inc. and Hewlett-Packard Company (filed as Exhibit 10.49 to Active Power’s Annual Report on Form 10-K filed on February 23, 2016)

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

101†
The following financial statements from the Active Power’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Incorporated by reference to the indicated filing.
†	Filed with this report.
††	Furnished with this report.