Form 10-Q
period 2016-09-30
ACTIVE POWER INC
filed 2016-11-03
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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
☐ Yes   ☒ No

The number of shares of common stock, par value of $0.001 per share, outstanding at October 21, 2016 was 23,125,154.

ACTIVE POWER, INC.

Index

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

Active Power, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,629	$12,260
Restricted cash	37	36
Accounts receivable, net of allowance for doubtful accounts of $37 and $70 at September 30, 2016 and December 31, 2015, respectively	4,963	8,849
Inventories, net	7,266	6,466
Prepaid expenses and other	601	792
Total current assets	21,496	28,403
Property and equipment, net	1,301	1,914
Deposits and other	267	278
Total assets	$23,064	$30,595

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,726	$2,852
Accrued expenses	3,753	4,494
Deferred revenue	4,580	3,576
Revolving line of credit	5,535	5,535
Total current liabilities	15,594	16,457
Long-term liabilities	357	583
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $0.001 par value; 2,000 shares authorized	—	—
Common stock - $0.001 par value; 40,000 shares authorized; 23,177 and 23,171 shares issued and 23,114 and 23,109 shares outstanding at September 30, 2016 and December 31, 2015, respectively	23	23
Treasury stock	(241)	(240)
Additional paid-in capital	305,045	304,094
Accumulated deficit	(297,678)	(290,454)
Other accumulated comprehensive income	(36)	132
Total stockholders’ equity	7,113	13,555
Total liabilities and stockholders’ equity	$23,064	$30,595

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Operations and Comprehensive Loss
(in thousands, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product revenue	$7,036	$11,168	$17,690	$33,621
Service and other revenue	3,154	3,744	8,895	11,275
Total revenue	10,190	14,912	26,585	44,896

Cost of goods sold:
Cost of product revenue	5,317	8,496	14,626	24,556
Cost of service and other revenue	1,796	2,492	5,289	6,611
Total cost of goods sold	7,113	10,988	19,915	31,167
Gross profit	3,077	3,924	6,670	13,729

Operating expenses:
Research and development	1,094	1,448	3,405	4,394
Selling and marketing	1,782	2,636	5,996	8,057
General and administrative	1,470	1,468	4,214	4,550
Total operating expenses	4,346	5,552	13,615	17,001
Loss from operations	(1,269)	(1,628)	(6,945)	(3,272)

Interest expense	(85)	(95)	(255)	(252)
Other income (expense), net	22	(13)	(24)	(29)
Net loss	$(1,332)	$(1,736)	$(7,224)	$(3,553)
Net loss per share, basic and diluted	$(0.06)	$(0.08)	$(0.31)	$(0.15)

Shares used in computing net loss per share, basic and diluted	23,144	23,135	23,141	23,132

Comprehensive loss:
Net loss	$(1,332)	$(1,736)	$(7,224)	$(3,553)
Translation loss on subsidiaries denominated in foreign currencies	(58)	(65)	(168)	(132)
Comprehensive loss	$(1,390)	$(1,801)	$(7,392)	$(3,685)

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands; unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	At Cost	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2015	23,171	$23	62	$(240)	$304,094	$(290,454)	$132	$13,555
Release of restricted stock	6	—	—	—	—	—	—	—
Shares held in treasury	—	—	1	(1)	—	—	—	(1)
Net translation loss on foreign subsidiaries	—	—	—	—	—	—	(168)	(168)
Stock-based compensation	—	—	—	—	951	—	—	951
Net loss	—	—	—	—	—	(7,224)	—	(7,224)
Balance at September 30, 2016	23,177	$23	63	$(241)	$305,045	$(297,678)	$(36)	$7,113

See accompanying notes.

Index

Active Power, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands; unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(7,224)	$(3,553)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	596	763
Net change to allowance for doubtful accounts	(33)	(103)
Loss on disposal of fixed assets	8	—
Stock-based compensation	943	1,043
Changes in operating assets and liabilities:
Restricted cash	(1)	3
Accounts receivable	3,919	(2,738)
Inventories	(692)	(1,193)
Prepaid expenses and other assets	202	373
Accounts payable	(1,126)	1,075
Accrued expenses	(741)	196
Deferred revenue	1,005	907
Long term liabilities	(225)	(191)
Net cash used in operating activities	(3,369)	(3,418)

Investing activities
Purchases of property and equipment	(115)	(679)
Net cash used in investing activities	(115)	(679)

Financing activities
Taxes paid related to net share settlement of equity awards	(1)	(8)
Net cash used in financing activities	(1)	(8)

Effects of exchange rates on cash	(146)	(104)

Change in cash and cash equivalents	(3,631)	(4,209)
Cash and cash equivalents, beginning of period	12,260	14,824
Cash and cash equivalents, end of period	$8,629	$10,615

See accompanying notes.

Index

Active Power, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

1.	Basis of Presentation

Active Power, Inc. and its subsidiaries (collectively, “we”, “us”, “Active Power” or “Company”) design, manufacture, sell, and service flywheel-based uninterruptible power supply (“UPS”) products that use kinetic energy to provide short-term power as a cleaner alternative to conventional electro-chemical battery-based energy storage.  We also design, manufacture, sell, and service modular infrastructure solutions (“MIS”) that integrate critical power components into a pre-packaged, purpose-built enclosure that may include our UPS products as a component. In the third quarter of 2016, 97% of our product revenue came from the sale of UPS systems and 3% from the sale of MIS products. Our products and solutions are based on our patented flywheel and power electronics technology and are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances.

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

We currently do not expect to able to meet our liquidity needs over the next 12 months. Our current projections show that we have risk of not generating sufficient cash flow to support operations within the next 12 months. As of September 30, 2016, we had limited financial resources and were using significant cash in our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve profitability and positive cash flow would be dependent on higher bookings and revenue than we have been able to achieve to date. As the result of this uncertainty regarding our ability to continue as a going concern, on September 29, 2016 as part of a strategic decision we entered into an asset purchase agreement with Langley Holdings plc, a United Kingdom public limited company (“Langley”), and Piller USA, Inc., a wholly owned subsidiary of Langley. If the acquisition is completed, Piller USA will acquire substantially all of the assets of Active Power for the purchase price of $1.00 in cash and the assumption of substantially all of Active Power’s liabilities. Such liabilities include all lease obligations in excess of $3.3 million. The obligations are in addition to the $16.0 million of balance sheet liabilities, of Active Power, and Active Power will retain (i) certain patent rights, (ii) its tax assets, and (iii) cash in an amount equal to the excess, if any, of the net assets of Active Power acquired by Piller USA over $5.0 million. We expect that the closing under this asset purchase agreement will occur during the fourth quarter of 2016. If the acquisition is completed as expected, Active Power would incur a loss on disposal of approximately $5.0 million in the fourth quarter of 2016.

We have reviewed the held for sale criteria along with the discontinued operations requirements as part of ASU 2014-08 Topic 205 and 360. The initial criteria for classification of held for sale are as follows (205-20-45-1E):

a.	Management having the authority to approve the action commits to a plan to sell the entity to be sold;

b.	The entity to be sold is available for immediate sale in its present condition subject to terms that are usual and customary for sales of such entities;

c.	An active program to locate a buyer or buyers and other actions required to complete the plan to sell the entity to be sold has been initiated;

d.	The sale of the entity to be sold is probable and transfer of the entity to be sold is expected to be completed within one year;

e.	Entity to be sold is being actively marketed for sale at a price that is reasonable in relation to its current fair value;

f.	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Index

Although the contemplated sale meets criteria b through f, it does not meet the first criteria to qualify as a held for sale because management must obtain stockholder approval for this transaction to be completed. A special meeting of stockholders will be held on November 16, 2016 seeking approval for the sale.

We also evaluated this transaction to determine whether this sale falls under the requirements for discontinued operations and all the disclosures required. A component or a group of components of an entity are required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs:

a.	The component of an entity or group of components of an entity meets the criteria in paragraphs 205-20-45-1E to be classified as held for sale;

b.	The component of an entity or group of components of an entity is disposed of by sale; or

c.
The component of an entity or group of components of an entity is disposed of other than by sale in accordance with paragraph 360-10-45-15 (for example, by abandonment or in distribution to owners in a spinoff).

We do not believe that this transaction meets the above criteria as this transaction does not qualify as held for sale, mainly because management does not have the authority to approve this transaction without stockholder approval.

    After the closing of the pending sale, which is subject to stockholder approval, we will transition our business model to monetize the retained intellectual property assets, and to acquire profitable businesses. We are in active negotiations with several parties to provide additional funding or contribute such businesses to support this business strategy. No adjustments have been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern.

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from our audited financial statements, and the unaudited condensed consolidated financial statements as of September 30, 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, and include the accounts of Active Power and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of Active Power and its consolidated results of operations and cash flows. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Restricted Cash

Our restricted cash balance of $37,000 as of September 30, 2016, consists of a $6,000 deposit guarantee for our building lease in Germany, which renews every six months through the term of the lease agreement and a $31,000 performance guarantee to a customer that was secured with a letter of credit, which expires in June 2017. As of December 31, 2015, our restricted cash balance was $36,000, which consisted of secured performance and deposit guarantees.

Receivables

Accounts receivable consist of the following (in thousands):

Index

	September 30, 2016	December 31, 2015
Trade receivables	$5,000	$8,919
Less: Allowance for doubtful accounts	(37)	(70)
	$4,963	$8,849

We estimate an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, credit losses have been minimal, primarily because the majority of our revenues were generated from large customers, such as Caterpillar, Inc. (“Caterpillar”). We perform credit evaluations of new customers and, when necessary, we require deposits, prepayments or use of bank instruments such as trade letters of credit to mitigate our credit risk. We write off uncollectable trade receivables, and record any recoveries of previous write offs against the allowance. Our standard payment terms are net 30 days; however, we may have agreements with certain larger customers and certain distributors that allow for more extended terms at or above net 60 days.

Inventories, net

Inventories are stated at the lower of cost or market, using the first-in-first-out method, and consist of the following (in thousands, net of allowances of $0.8 million at both September 30, 2016 and December 31, 2015, respectively):

	September 30, 2016	December 31, 2015
Raw materials	$4,566	$4,748
Work in process	2,188	1,425
Finished goods	512	293
	$7,266	$6,466

Property and Equipment

Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the net book value to the net realizable value. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. We have determined no impairment existed during the period ended September 30, 2016 and 2015.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Compensation, severance and benefits	$794	$727
Management incentive bonus	1,074	1,282
Warranty liability	323	531
Taxes, other than income	373	518
Professional fees	327	441
Deferred Rent and other	862	995
	$3,753	$4,494

Warranty Liability

Index

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

Balance at December 31, 2015	$572
Warranty expense	33
Payments	(258)
Balance at September 30, 2016	$347

Warranty liability included in accrued expenses	$323
Warranty liability included in long-term liabilities	24
Balance at September 30, 2016	$347

 Revenue Recognition

We recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. In general, revenue is recognized when revenue-generating transactions fall into one of the following categories of revenue recognition:

•
We recognize product revenue at the time of shipment for a significant portion of all products sold directly to customers and through distributors because title and risk of loss pass on delivery to the common carrier. Our customers and distributors do not have the right to return products. We may enter into bill-and-hold arrangements and when this occurs physical delivery may not be present, but other criteria are reviewed to determine proper timing of revenue recognition. There were no bill and hold transactions in 2015 and 2016.

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

Recently issued accounting pronouncements not yet adopted

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amendment eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. We are evaluating the new guidance to determine the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures. ASU 2016-15 if Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early application is permitted, including adoption in an interim period.

In March 2016, the FASB issued ASU No. 2016-09, (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

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

Index

years, and is to be applied prospectively. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, (“ASU 2014-15”), Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. This will have an impact to future filings and disclosures going forward.

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

In April 2016, the FASB issued ASU No. 2016-10, (“ASU 2016-10”) Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which adds further guidance on identifying performance obligations and improves the operability and understanding of the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which rescinds SEC paragraphs pursuant to the SEC Staff Announcement, “Rescission of Certain SEC Staff Observer Comments upon Adoption of Topic 606,” and the SEC Staff Announcement, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or Equity”. The FASB also issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. We will adopt this guidance beginning January 1, 2018. We are evaluating the new guidelines to determine if they will have a significant impact on our consolidated results of operation, financial condition or cash flows.

3. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(1,332)	$(1,736)	$(7,224)	$(3,553)
Basic and dilutive:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	23,144	23,135	23,141	23,132

Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.31)	$(0.15)

The calculation of diluted loss per share excludes 3,174,195 and 3,296,829 shares of common stock issuable upon exercise of employee stock options for the nine months ended September 30, 2016 and 2015, respectively, and non-vested shares of restricted stock units issuable upon vesting of 410,200 and 10,413 shares for the nine months ended September 30, 2016 and 2015, respectively, because their inclusion would be anti-dilutive.

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

Highest priority is given for Level 1 input and lower priority to Level 3 inputs. A financial instrument’s level is based on the lowest level of any input that is significant to the fair value measurement. No changes were made to our methodology during the periods presented.

As of December 31, 2015, our Level 1 assets consisted of cash equivalents, which were primarily invested in money-market funds. These assets were classified as Level 1 because they were valued using quoted prices in active markets and other relevant information generated by market transactions involving identical assets and liabilities. During the third quarter of 2016, we transferred the balance of our cash equivalents into cash held in our operating account. The fair value of our Level 1 assets was $0 and $3.1 million as of September 30, 2016 and December 31, 2015, respectively.

For cash and cash equivalents, accounts receivable, accounts payable and our revolving line of credit, the carrying amount approximates fair value because of the relative short maturity of those instruments.

5.	Guarantees

In certain geographical regions, particularly Europe, we are sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provide financial protection to our customers in the event that we fail to fulfill our delivery or warranty obligations. We secure these guarantees with standby letters of credit through our bank. At September 30, 2016, we had a $6,000 deposit guarantee for our building lease in Germany, which renews every six months through the term of the lease agreement and a $31,000 performance guarantee to a customer that was secured with a letter of credit, which expires in June 2017. As of December 31, 2015, our restricted cash balance was $36,000, which consisted of secured performance and deposit guarantees. We do not believe that there is any reasonably foreseeable risk that we will not be able to meet the performance obligations. Our restricted cash, as shown on the balance sheet, is related to these guarantees.

6.	Revolving Line of Credit

Our Second Amended and Restated Loan and Security Agreement dated August 5, 2010 (as amended on March 5, 2012, August 15, 2012 and July 28, 2014, the “Loan Agreement”) with Silicon Valley Bank (“SVB”) gives us flexibility to help fund our business operations and manage our working capital requirements. The Loan Agreement provides for a secured revolving line of credit with a maturity date of August 5, 2017. Until that date, we may borrow an aggregate amount of up to eighty percent (80%) of the facility amount of $18.8 million, or $15.0 million, subject to certain borrowing bases. We may also request that SVB issue up to $1.5 million of letters of credit on our behalf as a portion of the total facility amount. The facility allows us to borrow against our U.S., United Kingdom (“U.K.”) and German accounts receivables and also allows us to borrow against our eligible inventory and purchase orders. Purchase orders and eligible inventory are subject to a sublimit of $3.0 million and $4.0 million, respectively, and accounts receivable for U.K. and Germany have a $5.0 million sublimit.  However, if we maintain our liquidity ratio at or above 2.50:1.00 for the immediately preceding two reconciliation periods the sublimits will be uncapped. The liquidity ratio is defined as unrestricted cash, cash equivalents and marketable securities on which SVB has a perfected security interest, plus the aggregate amount of eligible accounts receivable accounts divided by all obligations we owe to SVB. The finance charge is a per annum rate equal to SVB’s prime rate, subject to a minimum prime rate of 4.00%, plus (a) 0.50% for eligible accounts, inventory and purchase orders when we are Borrowing Base Eligible, or (b) 1.20% for eligible accounts when we are not Borrowing Base Eligible. We are “Borrowing Base Eligible” when our liquidity ratio is equal to or greater than 1.75:1.00 at all times for at least sixty consecutive days.

Index

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

The Loan Agreement includes customary affirmative covenants for a credit facility of this size and type, including delivery of financial statements, compliance with laws, maintenance of insurance, and maintenance and protection of intellectual property rights. Further, the Loan Agreement contains customary negative covenants for a credit facility of this size and type, including covenants that limit or restrict our ability, among other things, to sell all or any part of our business, dispose of assets, change our business, change our CEO or CFO without replacing such person within 120 days, have a change in control, make acquisitions, merge or be acquired, incur indebtedness, grant liens, make investments, make distributions, repurchase stock, and enter into certain transactions with affiliates.

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

We are in compliance with the covenants and restrictions under the Loan Agreement as of the date of this report. If we fail to stay in compliance with our covenants or experience some other event of default, we may be forced to repay the outstanding borrowings under this credit facility.

During 2012, we borrowed $5.5 million under the Loan Agreement based on our short term liquidity requirements, and have not borrowed any additional amounts after this initial borrowing. As of September 30, 2016, we had outstanding borrowings of $5.5 million under this Loan Agreement. Based on the then current borrowing base formula, the additional amount available for our use at September 30, 2016 was $1.2 million. As of December 31, 2015, our additional amount available to us was $5.9 million. For further information regarding this loan facility, refer to our Annual Report on Form 10-K for the year ended December 31, 2015, and to our Current Report on Form 8-K filed on July 29, 2014.

Pursuant to the asset purchase agreement we executed with Langley Holdings and Piller USA regarding the sale of our existing operations, at the closing our borrowings under the Loan Agreement will be repaid by Langley Holdings in full and the Loan Agreement will terminate.

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

We record an accrual with respect to a claim, suit, investigation or proceeding when it is reasonably probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended September 30, 2016, were not material to the Consolidated Financial Statements.

The following is a summary of the more significant legal matters involving the Company.

SEC Inquiry

As previously disclosed, by letter dated September 30, 2013, the SEC Division of Enforcement notified us that it was conducting an investigation regarding us, including matters relating to our public statements regarding Digital China Information Service Company Limited and our distribution relationships in China. On March 31, 2016, we received notification from the SEC that it had concluded its investigation and that no enforcement action had been recommended against us.

Index

8. Shareholder Rights Plan

On June 15, 2016, our Board of Directors adopted a shareholder rights plan designed to protect our substantial net operating loss carryforwards from the effect of limitations imposed by federal and state tax rules following an ownership change. This plan was designed to deter an ownership change (as defined in IRC Section 382) from occurring, and therefore protect our ability to utilize our federal and state net operating loss carryforwards in the future. Our board of directors has established a procedure to consider requests to exempt the acquisition of our common stock from the rights agreement, if such acquisition would not limit or impair the availability of our net operating loss carryforwards. In connection with the adoption of the shareholder rights plan, our Board of Directors approved a Certificate of Designations of Series B Junior Participating Preferred Stock designating 50,000 shares of such preferred stock. On June 16, 2016, we filed the Certificate of Designations with the Secretary of State of the State of Delaware, and the Certificate of Designations became effective on such date. The shareholder rights plan will expire on the first day after our 2017 annual meeting of stockholders unless our stockholders ratify the plan prior to such date, in which case the term of the plan would be extended to three years. We are asking our stockholders to ratify the plan at the special meeting of stockholders we called for approval of the sale of substantially all of our assets to Piller USA at the special meeting of stockholders on November 16, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Item 1 of this report and the financial statements and notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2015, included in our 2015 Annual Report on Form 10-K for the fiscal year ended December 31, 2015. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will,” and similar phrases as they relate to us are intended to identify such forward-looking statements. For further discussion regarding forward-looking statements, please see “Special Note Regarding Forward-Looking Statements” in our 2015 Annual Report on Form 10-K for the fiscal year ended December 31, 2015, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016. In addition, please see the “Risk Factors” in Part 1, Item 1A, of our 2015 Annual Report on Form 10-K and in Part II, Item 1A, of this Form 10-Q for a discussion of items that may affect our future results.

Overview

Active Power designs, manufactures, sells, and services flywheel-based UPS products that use kinetic energy to provide short-term power as a cleaner alternative to conventional electro-chemical battery-based energy storage. Our UPS products are based on our patented flywheel and power electronics technology, and are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances. We also design, manufacture, sell, and service MIS that integrate critical power components into a pre-packaged, purpose-built enclosure that may include our UPS products as a component. In the third quarter of 2016, 97% of our product revenue came from the sale of UPS systems and 3% from the sale of MIS products.

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

In the three and nine-month periods ended September 30, 2016, we continued to focus on increasing bookings and backlog, improving operational efficiencies, and controlling costs. However, our results of operations during the periods were adversely impacted both by customers deferring delivery of previously placed orders and by customers delaying the placement of new orders. We believe that customers may be continuing to delay capital investment spending during this prolonged period of economic uncertainty and slow global growth. We remain unable to predict the timing of future orders.

Index

We currently do not expect to be able to meet our liquidity needs over the next 12 months. Our current projections show that we have risk of not generating sufficient cash flow within the next 12 month period. As of September 30, 2016, we had limited financial resources and were using significant cash in our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve profitability and positive cash flow would be dependent on higher bookings and revenue than we have been able to achieve to date. As the result of this uncertainty regarding our ability to continue as a going concern, on September 30, 2016 we entered into an asset purchase agreement with Langley Holdings plc, a United Kingdom public limited company (“Langley”), and Piller USA, Inc., a wholly owned subsidiary of Langley. If the acquisition is completed, Piller USA will acquire substantially all of the assets of Active Power for the purchase price of $1.00 in cash and the assumption of substantially all of the liabilities of Active Power, and Active Power will retain (i) certain patent rights, (ii) its tax assets, and (iii) cash in an amount equal to the excess, if any, of the net assets of Active Power acquired by Piller USA over $5.0 million. We expect that the closing under this asset purchase agreement will occur during the fourth quarter of 2016. If the acquisition is completed as expected, Active Power would have an approximate $5.0 million loss in the fourth quarter of 2016.

After the closing of the pending sale, which is subject to stockholder approval, we will transition our business model to monetize the retained intellectual property assets, and to acquire profitable businesses. We are in active negotiations with several parties to provide additional funding or contribute such a business to support this business strategy. For additional information, please refer to note 1. “Basis of Presentation.” of the condensed consolidated financial statements elsewhere in this report.

Index

Results of Operations

Below are our revenues and costs and expenses for the three-month and nine-month periods ended September 30, 2016 and 2015. This information should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in Item 1 of this report.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2016	2015	$ change	% change	2016	2015	$ change	% change
Product revenue	$7,036	$11,168	$(4,132)	(37)%	$17,690	$33,621	$(15,931)	(47)%
Service and other revenue	3,154	3,744	(590)	(16)%	8,895	11,275	(2,380)	(21)%
Total revenue	10,190	14,912	(4,722)	(32)%	26,585	44,896	(18,311)	(41)%
Cost of product revenue	5,317	8,496	(3,179)	(37)%	14,626	24,556	(9,930)	(40)%
Cost of service and other revenue	1,796	2,492	(696)	(28)%	5,289	6,611	(1,322)	(20)%
Total cost of goods sold	7,113	10,988	(3,875)	(35)%	19,915	31,167	(11,252)	(36)%
Gross profit	3,077	3,924	(847)	(22)%	6,670	13,729	(7,059)	(51)%
Operating expenses:
Research and development	1,094	1,448	(354)	(24)%	3,405	4,394	(989)	(23)%
Selling and marketing	1,782	2,636	(854)	(32)%	5,996	8,057	(2,061)	(26)%
General and administrative	1,470	1,468	2	—%	4,214	4,550	(336)	(7)%
Total operating expenses	4,346	5,552	(1,206)	(22)%	13,615	17,001	(3,386)	(20)%
Loss from Operations	(1,269)	(1,628)	359	22%	(6,945)	(3,272)	(3,673)	(112)%
Interest expense, net	(85)	(95)	10	11%	(255)	(252)	(3)	(1)%
Other income (expense), net	22	(13)	35	269%	(24)	(29)	5	17%
Net loss	$(1,332)	$(1,736)	$404	23%	$(7,224)	$(3,553)	$(3,671)	(103)%

Index

Product revenue.  Our product revenue was derived from the following sources:

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2016	2015	$ change	% change	2016	2015	$ change	% change

Product revenue:
UPS product revenue	$6,821	$5,528	$1,293	23%	$16,097	$21,543	$(5,446)	(25)%
Modular Infrastructure Solutions	215	5,640	(5,425)	(96)%	1,593	12,078	(10,485)	(87)%
Total product revenue	$7,036	$11,168	$(4,132)	(37)%	$17,690	$33,621	$(15,931)	(47)%

Total product revenue for the three-month period ended September 30, 2016 decreased by $4.1 million, or 37%, to $7.0 million compared to $11.2 million in the same period in 2015. The decrease was driven primarily by a decrease in MIS sales of $5.4 million, which was partially offset by an increase in UPS sales of $1.3 million. The decrease is due to lower bookings in the current year’s quarter as a result of customers deferring delivery of previously placed orders and delaying the placement of new orders along with a large order from an IT channel partner not repeating in this quarter compared to the prior year’s quarter. Inherent variability in demand for our products contributes to quarterly fluctuations in mix as orders can range from multi-million dollar MIS or UPS shipments to a single module UPS shipment for less than $100,000. One large MIS order in a quarter, for example, can have a significant impact on the business in that period.

Product revenue for the nine-month period ended September 30, 2016 decreased by $15.9 million, or 47%, to $17.7 million, compared to $33.6 million in the same period in 2015. The decrease was driven primarily by lower bookings this year compared to last year and the decrease in MIS business that did not repeat from the prior year.

Product revenue from our OEM channel for the three-month period ended September 30, 2016 was $1.8 million, an increase of approximately $1.3 million, compared to revenue of $0.6 million for the third quarter of 2015. For the nine-month period ended September 30, 2016, product revenue from our OEM channel was $4.1 million, a decrease of $5.2 million, compared to $9.3 million for the same period in 2015. The size and volume of orders from our OEM channel can fluctuate significantly on a quarterly basis. The first half of 2015 contained some large project orders that were not repeated in the current year. Total sales inclusive of service and spare parts to Caterpillar, our primary OEM channel, represented $2.1 million and $4.8 million, or 20% and 18% of our total revenue, for the three-month and nine-month periods ended September 30, 2016, respectively, compared to $1.7 million and $12.0 million, or 11% and 27% of our total revenue, in the comparable period of 2015.

Product revenue from our IT channel for the third quarter of 2016 was $0, compared to $5.6 million for the third quarter of 2015. For the nine-month period ended September 30, 2016, product revenue from our IT channel was $0 compared to $10.1 million for the same period of 2015. The decrease in both periods was driven primarily by no orders from this channel this year compared to two large orders that were partially shipped in the second quarter of 2015 and completed in the third quarter of 2015.

Product revenue in the Americas was $3.3 million, or 48% of our product revenue, for the three-month period ended September 30, 2016, compared to $8.9 million, or 80% of our product revenue, for the same period in 2015. For the nine-month period ended September 30, 2016, our sales in the Americas were $10.1 million, or 57% of our total product revenue, compared to $24.8 million, or 74% for the same period of 2015. The decrease reflects lower UPS sales of $0.2 million and lower MIS revenues of $5.4 million for the three-month period ended September 30, 2016, and lower UPS sales of $4.4 million and lower MIS revenues of $10.4 million for the nine-month period ended September 30, 2015, due to large orders that were partially shipped in the second half of 2015 and completed in the third quarter of 2015.

Product revenue to customers in APAC was $0.8 million, or 11% of our total product revenue, in the three-month period ended September 30, 2016, compared to $1.0 million, or 9% for the same period in 2015. For the nine-month period ended September 30, 2016, our sales in APAC were $2.2 million, or 13% of product revenue, compared to $1.3 million, or 4% for the same period of 2015. The increase in the nine month period was driven by higher UPS sales compared to the same periods of 2015.

Index

Product revenue in EMEA was $2.9 million, or 41% of product revenue, in the three-month period ended September 30, 2016, compared to $1.3 million, or 11%, for the same period of 2015. For the nine-month period ended September 30, 2016, our sales in EMEA were $5.4 million, or 30% of our total product revenue, compared to $7.6 million, or 22% for the same period of 2015. The increase in product revenue in EMEA for the three-month period ended September 30, 2016 was primarily related to an increase in UPS sales in this quarter while the decrease in the nine-month period ended September 30, 2016 was primarily attributable to lower UPS sales during 2016.

Service and other revenue. Service and other revenue decreased by approximately $0.6 million, or 16%, to $3.2 million for the three-month period ended September 30, 2016, compared to $3.7 million in the same period of 2015. For the nine-month period ended September 30, 2016, our service and other revenue decreased approximately $2.4 million, or 21%, to $8.9 million, compared to $11.3 million in the same period of 2015. These decreases primarily reflect lower sales of spare parts and professional services in addition the reduction of new equipment start-ups in the three and nine months of 2016 compared to 2015.

Cost of product revenue. Cost of product revenue as a percentage of total product revenue was 76% and 83%, respectively, for the three-month and nine-month periods ended September 30, 2016, compared to 76% and 73%, respectively, for the same periods in 2015. The increase in costs as a percentage of revenue for the nine-month period ended September 30, 2016 is related to lower manufacturing absorption associated with the decreased production in the nine months of 2016.

Cost of service and other revenue. Cost of service and other revenue as a percentage of total service and other revenue was 57% and 59%, respectively, for the three-month and nine-month periods ended September 30, 2016, compared to 67% and 59%, respectively, for the same periods of 2015.  The decrease in cost as a percentage of service revenue for the three-month period ended September 30, 2016 reflects higher unabsorbed costs due to lower revenue.

Gross profit. For the three-month periods ended September 30, 2016 and 2015, our gross profit was 30% and 26% of revenue, respectively. For the nine-month period ended September 30, 2016, our gross profit was 25% of revenue, compared to 31% of revenue for the same period of 2015. The margin increase for the three-month period ended September 30, 2016 was related to better margin on our CleanSource HP UPS product as we satisfied most of our older supply chain commitments that had higher cost associated with them. The margin decrease for the nine-month periods ended September 30, 2016 was related to lower absorbed costs associated with lower revenue.

Research and development. Research and development expenses were $1.1 million, or 24%, lower in the third quarter of 2016, compared to $1.4 million in the third quarter of 2015. The decrease was primarily due to lower payroll expense and employee benefits expense of $0.2 million and bonus expense of $0.1 million that we incurred in fiscal 2015 and not in fiscal 2016.

For the nine-month period ended September 30, 2016, our research and development expense was $3.4 million, or 23% lower compared to $4.4 million for the same period of 2015. The decrease was primarily due to continued cost control initiatives, resulting in lower payroll expense and employee benefits of $0.5 million and lower bonus expense and external parties’ fees of $0.4 million incurred in fiscal 2015.

Selling and marketing. Selling and marketing costs were approximately $1.8 million in the third quarter of 2016, compared to $2.6 million for the same period of 2015. The decrease was primarily due to a decrease in payroll and employee benefits expense and sales commissions of $0.7 million and a decrease in travel and trade show expense of $0.1 million in 2016 compared to 2015.

Selling and marketing expenses were approximately $6.0 million for the nine-month period ended September 30, 2016, compared to $8.1 million for the same period of 2015. The decrease was primarily due to continued cost control initiatives resulting in (i) lower payroll and employee benefits expense and sales commissions of $1.4 million; (ii) lower travel and trade show expense of $0.3 million and (iii) lower consulting and contract labor of $0.1 million, which was offset by an increase in severance of $0.2 million in 2016 compared to 2015.

General and administrative. General and administrative expenses were approximately $1.5 million for both of the three-month periods ended September 30, 2016 and September 30, 2015. The consistent amounts were primarily due to lower payroll, employee benefits and bonus expense of $0.3 million, which were offset by higher legal expense of $0.3 million in 2016 compared to 2015. Of the $0.3 million $180,000 relates to fees to conduct the asset purchase agreement.

General and administrative expenses for the nine months ended September 30, 2016 and 2015 was approximately $4.2 million and $4.6 million, respectively. The decrease was primarily due to continued cost control initiatives in the current period, resulting in lower bonus expense of $0.5 million and lower payroll expense and employee benefits of $0.2 million, offset by higher legal expense of $0.2 million. Of the $0.2 million $180,000 relates to fees to conduct the asset purchase agreement.

Index

Interest expense, net. Net interest expense for the three and nine months ended September 30, 2016 remained relatively flat at $0.1 million and $0.3 million, respectively, compared to the same periods in 2015. The interest expense incurred during both 2016 and 2015 was in connection with the outstanding balance on our revolving line of credit.

Other income (expense), net. Other income, net for the three months ended September 30, 2016 increased approximately $35,000, compared to the same period of 2015. The increase primarily relates to foreign exchange gains on settlement of intercompany balances and sales and purchase contracts held in foreign currencies.

Other expense, net for the nine months ended September 30, 2016 decreased approximately $5,000, compared to the same period of 2015. The decrease primarily relates to foreign exchange gains on settlement of intercompany balances and sales and purchase contracts held in foreign currencies.

Liquidity and Capital Resources
Our primary sources of liquidity at September 30, 2016 are our cash and cash equivalents, our bank credit facilities and projected cash flows from operating activities. Based on our cash flow projections, we currently do not believe that we have adequate capital resources to continue operating our business for the next twelve months. Our projections and our assumptions regarding the adequacy of our liquidity are based on estimates regarding expected revenues and future costs. Management continues its efforts to enhance liquidity by carefully managing expenses, working capital and capital expenditures. However, recently our revenues have not met our projections and our costs have not decreased proportionately. As a result, our working capital or capital expenditure needs have been greater than anticipated.

Our Second Amended and Restated Loan and Security Agreement dated August 5, 2010 (as amended on March 5, 2012, August 15, 2012 and July 28, 2014, the “Loan Agreement”) with Silicon Valley Bank (“SVB”) gives us flexibility to help fund our business operations and manage our working capital requirements. For additional information related to the Loan Agreement, please refer to note 6, “Revolving Line of Credit,” of the condensed consolidated financial statements elsewhere in this report.

Should we decide that additional funding is required or desirable, we would attempt to raise the required funds through borrowings or public or private sales of debt or equity securities. If we raise additional funds through the issuance of convertible debt or equity securities, the ownership of our existing stockholders could be significantly diluted. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. We do not know whether we will be able to secure additional funding, or funding on terms acceptable to us, to continue our operations as planned, or at all.

Operating Activities

The following table summarizes the changes in cash used in operating activities (in thousands):

($ in thousands)	Nine Months Ended September 30,		Variance
	2016	2015	$	%
Cash used in operating activities	$(3,369)	$(3,418)	$49	1%

Cash used in operating activities was $3.4 million in the nine-month period ended September 30, 2016, compared to $3.4 million for the same period of 2015. Cash used in operating activities in 2016 was primarily derived from our net loss of $7.2 million along with our $1.1 million decrease in accounts payable, partially offset by a $3.9 million decrease in accounts receivable and a $1.0 million increase in deferred revenue. These changes reflect the historical frequent changes in our working capital, which can be impacted by the timing of product orders and shipments and can result in very large fluctuations in inventory, payables and receivables based on the large size of some of our orders.

Cash used in operating activities in 2015 was primarily due to our net loss of $3.6 million along with our $2.7 million increase in accounts receivables and our $1.2 million increase in inventory, partially offset by a $1.3 million increase in accounts payable and accrued expenses.

Investing Activities

Index

The following table summarizes the changes in cash used in investing activities:

($ in thousands)	Nine Months Ended September 30,		Variance
	2016	2015	$	%
Cash used in investing activities	$(115)	$(679)	$564	83%

Investing activities consist of purchases of property and equipment. Capital expenditures were $0.6 million lower in the nine-month period ending September 30, 2016, compared to the same period of 2015, as we invested less in capital improvements during 2016.

Financing Activities

The following table summarizes the changes in cash provided by financing activities:

($ in thousands)	Nine Months Ended September 30,		Variance
	2016	2015	$	%
Cash used in financing activities	$(1)	$(8)	$7	(88)%

Funds used in financing activities in the nine months ended September 30, 2016 and 2015 primarily include net share settlement of equity awards.

We currently do not expect to be able to meet our liquidity needs over the next 12 months. Our current projections show that we have risk of not generating sufficient cash flow to support operations within the next 12 months. As of September 30, 2016, we had limited financial resources and were using significant cash in our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve profitability and positive cash flow would be dependent on higher bookings and revenue than we have been able to achieve to date. As the result of this uncertainty regarding our ability to continue as a going concern, on September 29, 2016 we entered into an asset purchase agreement with Langley Holdings plc, a United Kingdom public limited company, and Piller USA, Inc., a wholly owned subsidiary of Langley. If the acquisition is completed, Piller USA will acquire substantially all of the assets of Active Power for the purchase price of $1.00 in cash and the assumption of substantially all of the liabilities of Active Power, and Active Power will retain (i) certain patent rights, (ii) its tax assets, and (iii) cash in an amount equal to the excess, if any, of the net assets of Active Power acquired by Piller USA over $5.0 million. We expect that the closing under this asset purchase agreement will occur during the fourth quarter of 2016. If the acquisition is completed as expected, Active Power would have an approximate $5.0 million loss in the fourth quarter of 2016.

After the closing of the pending sale, which is subject to stockholder approval, we will transition our business model to monetize the retained intellectual property assets, and to acquire profitable businesses. We are in active negotiations with several parties to provide additional funding or contribute such a business to support this business strategy. No adjustments have been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements, Guarantees and Other Contingent Obligations
There have been no significant changes to our off-balance sheet arrangements or contractual commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time

Index

periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act that have materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to note 7, “Commitments and Contingencies,” elsewhere in this report.

Item 1A.	Risk Factors.

Other than the risk factors discussed below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. You should carefully consider the risks described in Item 1A of our 2015 Annual Report on Form 10-K for the fiscal year ended December 31, 2015, in Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, and in this report before making a decision to invest in our common stock or evaluating Active Power and our business. The risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, in Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 and below in this report are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations.

Since our formation, we have incurred net losses in each full year since our inception. We have limited working capital and anticipate continuing operating losses from our existing operations. As a result, we believe that there is substantial doubt about our ability to continue as a going concern with our current operations.

Since our formation, the rate of growth in the market for our products and our success in gaining market share has been less than we anticipated.  We incurred net losses in each full fiscal year since our inception, and have had only three profitable fiscal quarters, totaling only $0.7 million in net income. As of September 30, 2016, we had an accumulated deficit of over $297 million.  From inception, we have financed our operations and met our capital expenditure requirements primarily from the gross proceeds of private and public sales of debt and equity securities totaling approximately $305 million.  As of September 30, 2016, our working capital was $5.9 million. Our cash and cash equivalents were $8.6 million and the debt under our revolving credit facility was $5.5 million. For the nine months ended September 30, 2016, our operating activities used net cash of over $3.3 million, compared to using net cash of over $3.4 million in the previous year. We cannot give you any assurance that our business will become profitable in the future or that additional losses from operations will not be incurred.

On September 29, 2016, we entered into an asset purchase agreement providing for the acquisition of substantially all of our operating assets. The closing of the acquisition is subject to stockholder approval at a special meeting of our stockholders to be held on November 16, 2016. If the proposed acquisition is approved and completed, we will receive $1.00 in cash in the acquisition and the buyer will assume all of our balance sheet liabilities as of the closing, which were approximately $16.0 million on September 30, 2016, and all ongoing liabilities relating to the assets purchased by the buyer. Based upon our internal forecast and assumptions regarding our short term cash needs, if the acquisition is not approved and completed and we continue to incur losses from operations, there is substantial doubt about our ability to continue as a going concern. Our customers, employees, vendors and others with whom we do business may react negatively to the substantial doubt about our ability to continue as a going concern, which could result in significant loss in customer relationships, key employees and vendor relationships. If we cannot continue as a going concern, our stockholders will lose some or all of their investment in us. Failure to continue as a going concern may require that our assets and liabilities be restated on a liquidation basis, which could differ significantly from the going concern basis. Our financial statements included in this report do not include adjustments that might be necessary if we are unable to continue as a going concern.

The consummation of the proposed acquisition is subject to various conditions, and we cannot provide you any assurance that we will successfully consummate the acquisition. Even if the proposed acquisition is consummated, we will be implementing a completely new, evolving, business model, which will involve significant new risks and uncertainties. We may not be able to

Index

obtain financing for our new strategy on acceptable terms, and we may not be able to properly manage any acquires businesses. We can give you no assurance that our evolving and unpredictable business model will be successful.

Limitations on our ability to utilize our net operating losses may negatively affect our financial results.

We may not be able to utilize all of our net operating loss (“NOLs”) carryforwards. If we do not achieve profitability prior to their expiration, we will not be able to fully utilize our NOLs to offset income. For financial statement presentation, all benefits associated with the NOL carryforwards have been reserved and this potential asset is not reflected on our balance sheet. Section 382 of the Internal Revenue Code of 1986 (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone certain changes in stock ownership. Our ability to utilize NOL carryforwards may be limited under Section 382, or otherwise, by our issuance of common stock or by other changes in stock ownership. If our use of NOL carryforwards and associated built-in losses is significantly limited in the future due to changes in stock ownership, our income could be subject to U.S. corporate income tax earlier than it would if we were able to use NOL carryforwards and built‑in losses without these annual limitation. To address these concerns, in June 2016 we adopted a shareholder rights plan designed to preserve our substantial tax assets associated with NOL carryforwards under Section 382. The shareholder rights plan is intended to act as a deterrent to any person or group, together with our affiliates and associates, being or becoming the beneficial owner of 4.99% or more of our common stock and thereby triggering a limitation of our available NOL carryforwards. Any person or group that acquires beneficial ownership of 4.99% or more our common stock without the approval of the Board of Directors would be subject to significant ownership dilution. The shareholder rights plan will expire on the first day after our 2017 annual meeting of stockholders unless our stockholders ratify the plan prior to such date, in which case the term of the plan would be extended to three years. We have asked our stockholders to ratify the plan at a special meeting of our stockholders to be held on November 16, 2016. There can be no assurance that our stockholders will ratify the extension of the shareholder rights plan, that the shareholder rights plan will be effective in protecting our NOL carryforwards, or that we will achieve profitability prior to the expiration of the NOL carryforwards.

Our common stock will likely be delisted from the NASDAQ Capital Market.

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

If we do not regain compliance with Rule 5550(a)(2) by December 5, 2016, and are not eligible for an additional compliance period at that time, NASDAQ will provide written notification that our common stock may be delisted.  At that time, we may appeal the NASDAQ delisting determination to a NASDAQ Listing Qualifications Panel.  Our common stock would remain listed pending the Panel’s decision. There can be no assurance that if we appeal a delisting determination, that such appeal would be successful, or that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria.

In addition, if we consummate the disposition of substantially all of our assets, as described above, such a disposition would trigger an automatic delisting of our common stock from the NASDAQ.

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

Item 6.	Exhibits.

Index

See the Exhibit Index beginning on page 25 of this report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTIVE POWER, INC.
(Registrant)

November 3, 2016	/s/ Mark A. Ascolese
(Date)	Mark A. Ascolese
President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2016	/s/ James A. Powers
(Date)	James A. Powers
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

Index

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1*
Asset Purchase Agreement, dated September 29, 2016, by and among Active Power, Inc., Langley Holdings plc and Piller USA, Inc. (filed as Exhibit 2.1 to Active Power’s Current Report on Form 8-K on September 30, 2016)

3.1*
Restated Certificate of Incorporation of Active Power, Inc., as amended (filed as Exhibit 3.1 to Active Power’s Quarterly Report on Form 10-Q filed on August 1, 2014) [NTD: Active Power historically includes organizational documents and shareholder rights documents in all its 10-Ks and 10-Qs.]

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

101†
The following financial statements from the Active Power’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

†	Filed with this report.
††	Furnished with this report.