Form 10-K
period 2016-12-31
P10 Industries, Inc.
filed 2017-03-14
CIK 1044435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-37804

P10 Industries, Inc.
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

Securities registered pursuant to Section 12(g) of the Act: None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ Yes ☐  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its common stock on the last day of registrant’s most recently completed second fiscal quarter, June 30, 2016, as reported on The Nasdaq Stock Market, was approximately $7.7 million (affiliates being, for these purposes only, directors and executive officers and holders of 10% or more of the registrant’s outstanding shares).

As of March 10, 2017, the registrant had 23,421,922 shares of common stock outstanding.

Documents Incorporated by Reference: None

P10 Industries, Inc.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements about historical or current facts, including, without limitation, statements about our business strategy, plans, and objectives of management and our future prospects, are forward-looking statements.

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

We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws.  If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.  New information, future events or risks could cause the forward-looking events we discuss in this report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company” and “P10 Industries” refer to P10 Industries, Inc. (formerly Active Power, Inc.). References in this report to "$" or "dollars" are to United States of America currency.

PART I.

ITEM 1.	Business.

Overview

We are a Delaware corporation, originally founded in 1992 as a Texas corporation and we operated under the name Active Power, Inc. until we changed our name to P10 Industries, Inc., in November 2016.

On June 15, 2016, our board of directors determined that we should pursue a strategy of protecting our U.S. federal tax benefits of approximately $235.5 million and research and development credit carry-forwards of approximately $4.1 million, each as of December 31, 2015, discontinue our then current unprofitable operations, seek to monetize certain intellectual property rights related to patents that did not relate to our core business and make acquisitions of profitable operations that could utilize our tax benefits. On June 17, 2016, we announced that our board of directors had adopted a rights agreement and declared a dividend of one right for each issued and outstanding share of our common stock, which was designed to protect our tax benefits.

On September 29, 2016, we entered into an Asset Purchase Agreement with Langley Holdings plc, a United Kingdom public limited company, and Piller USA, Inc., a Delaware corporation and a wholly owned subsidiary of Langley. In this annual report, we refer to Langley and its subsidiaries, including Piller USA, Inc. (now Piller Power Systems, Inc.), collectively as Langley. The agreement provided, among other things, that Langley would purchase from us substantially all of our assets and operations for a nominal purchase price plus the assumption of all of our indebtedness, including bank debt, liabilities and customer, employee and purchase commitments going forward. The sale of substantially all of our assets to Langley was approved by the holders of a majority of our outstanding shares of common stock at a special meeting of our stockholders held on November 16, 2016.

On November 19, 2016, we completed the sale of substantially all of our assets and operations to Langley. Pursuant to the terms of the purchase agreement, after the closing of the disposition of our assets, we retained approximately $1.6 million in cash, which equaled the amount by which the value of the acquired assets exceeded the assumed liabilities on our balance sheet by more than $5 million at closing. We also retained certain intellectual property rights related to our patents that are not related to the purchased assets. Langley assumed the lease obligations for our engineering facility, but our landlord refused to approve a sublease of our headquarters facility to Langley. However, Langley agreed to close on the sale without the sublease of that facility. As a result, we are still obligated to make payments under the lease for our headquarters, although Langley is currently making payments to us in the same amount. Following the sale of our assets to Langley, we changed our name from Active Power, Inc. to P10 Industries, Inc.

This annual report on Form 10-K discusses our business for a majority of our fiscal year ended December 31, 2016, which consisted primarily of designing, manufacturing, selling and servicing our UPS products, which was sold to Langley. We refer to this business in this annual report on Form 10-K as our Discontinued Operations.

We are now considered a shell company, as defined in Rule 12b-2 of the Exchange Act. Being a shell company means that we have no or nominal operations, our assets solely consist of cash and nominal other assets, and our business will be primarily to monetize our retained intellectual property and to make acquisitions of profitable operating companies to create positive cash flow, which we believe will ultimately result in increasing the value of our company in the future.

In connection with the asset sale to Langley, we notified The NASDAQ Stock Market, or NASDAQ, on November 21, 2016 that, upon the closing under the purchase agreement, we had disposed of substantially all of our assets, and had no significant continuing operations. On December 1, 2016, we filed with the SEC a Notification of Removal from Listing and/or Registration under Section 12(b) of the Exchange Act on Form 25 to delist the shares of our common stock from NASDAQ and the deregistration of our common stock under Section 12(b) of the Exchange Act. On that day, our common stock was suspended on NASDAQ and, since that date, our common stock has been traded solely on the OTC Pink Market operated by OTC Markets Group. On January 15, 2017, we filed with the SEC a Certification and Notice of Termination of Registration under Section 12(g) of the Exchange Act on Form 15. Shortly after filing this annual report, we intend to file with the SEC a Certification and Notice of Suspension of Duty to File Reports under Sections 13 and 15(d) of the Exchange Act on Form 15, after which we will suspend filing current and periodic reports with the SEC under the Exchange Act. Our common stock will continue to be traded on the OTC Pink Market under the symbol PIOI, but our stockholders will not be able to access the financial and other information regarding our business in the same detail as they have in the past. We intend on providing quarterly summarized financial data and annually audited US GAAP financial statements, which will be made available on our corporate website.

Business Plan

Subsequent to the sale of substantially all of our assets, we have focused our efforts on preserving cash by reducing overhead expenses and transitioning away from compliance obligations as a public company subject to the reporting requirements of the Exchange Act. We have also spent our efforts on negotiating with the landlord of our headquarters facility and Langley to terminate our obligations under the lease for that facility, which obligations have made it difficult for us to obtain the financing necessary to move forward with our acquisition strategy discussed below.

We are pursuing our new strategy of monetizing our non-core intellectual property and making acquisitions of profitable businesses to create positive cash flow, which we believe will ultimately result in increasing the value of our company in the future. We are seeking financing from third parties to fund our acquisition of profitable businesses. We have been in discussions with several such potential investors, but we have no current immediate sources of funding for our new strategy, partly due to our continuing lease obligations. In addition, we have been involved in activities ranging from initial verbal discussions to the review of technical and financial data and other due diligence reviews with prospective acquisition candidates, but we currently have no acquisition targets identified. However, until such time as we are able to consummate a financing, and an acquisition of a profitable business, claims, liabilities and expenses such as payroll for the two executive employees, directors’ and officers’ insurance, taxes, legal, accounting and consulting fees and miscellaneous administrative expenses, will continue to be incurred as we continue to pursue our new strategy. We are also potentially liable for all future lease payments under the lease for our headquarters facility. These expenses could be material and much higher than currently anticipated and, in any event, will reduce or eliminate the amount of assets available for ultimate distribution to our stockholders.  As a result, if we do not obtain investment financing and enter into an acquisition, and terminate our obligations under the headquarters lease, we may need to proceed with a dissolution and distribution of our remaining assets in accordance with applicable law. We cannot be sure that we can obtain the financing necessary to complete any acquisitions, or obtain such financing on reasonable terms. Any such financing could result in dilution to our existing stockholders. Also, despite our stockholders rights plan, and our best efforts, the issuance of equity securities in any such financing could result in a “change in control” under Section 382 of the Internal Revenue Code, which could result in the loss of some or all of our tax benefits. Finally, if the operations we acquire do not generate a net profit, we will not be able to realize the value of our tax benefits.

Following the asset sale, we retained 18 U.S. patents and three foreign patents that were not of use to the business we sold. The amounts that we incurred in developing these patents were fully expensed prior to the asset sale to Langley. We retained a patent consulting firm to review and analyze these patents, after which the consulting firm identified some evidence of potential use of our patented technology in several products. Our patent consulting firm is now in the process of doing an analysis with the goal of recommending a plan for monetization of our patents, which may include selling the patents, entering into to licensing arrangements or a combination of both. There is a risk that we may never be able to realize any value from these patents.

Discontinued Operations; Cessation of UPS Business

Prior to November 19, 2016, when we sold substantially all of our assets, we designed, manufactured, sold, and serviced flywheel-based uninterruptible power supply (“UPS”) products that use kinetic energy to provide short-term power as a cleaner alternative to electro-chemical battery-based energy storage. We also designed, manufactured, sold, and serviced modular infrastructure solutions (“MIS”) that integrate critical power components into a pre-packaged, purpose built enclosure that may include our UPS products as a component. Our products and solutions were based on our patented flywheel and power electronics technology and are designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances.

The UPS products and solutions are designed to deliver continuous conditioned power during short-term power disturbances and outages, such as voltage sags and surges, and to provide ride-through power in the event of a utility failure, supporting operations until utility power is restored or a longer term alternative power source, such as a diesel generator, is started.

The MIS products integrate critical power components into a pre-packaged, purpose built enclosure that can be deployed by customers indoors or outdoors.

The assets that we sold to Langley included all of our accounts receivable, customer contracts, equipment, intellectual property (other than the non-core intellectual property we retained), name and website, permits, office and equipment leases, the stock of our subsidiaries, other contracts and other rights. In addition, upon closing of the asset sale, all of our employees ceased employment with us and were hired as employees of the acquirer. At closing, Langley assumed substantially all of our liabilities related to these assets and the business that we sold. These liabilities included our accounts payable, obligations under one of our facility leases, obligations under our contracts, non income tax liabilities, the remaining obligations under our revolving line of credit with Silicon Valley Bank, which was repaid and terminated at closing, and all employee-related liabilities. The landlord of our corporate headquarters facility in Austin, Texas refused to consent to a sublease of that facility in connection with the asset sale. As a result, we currently retain all obligations under that lease. In addition, the landlord has notified us that it considers us in breach of the lease agreement for the facility. We are currently in negotiations with Langley, the landlord and other potential tenants in an effort to reduce our obligations under the lease. At closing of the asset sale, we had approximately $1.6 million in cash, representing the amount by which the value of the acquired assets exceeded the assumed liabilities on our balance sheet by more than $5.0 million at closing. We have no indemnification obligations under the purchase agreement, and there is no escrow account for the net cash retained by us. We refer to the business we sold to Langley as our discontinued operations.

We are currently in negotiations with Langley, the landlord and other potential tenants in an effort to reduce our obligations under the lease. We are also in discussions with a potential investor that has indicated that it is contemplating an investment in shares of our common stock. However, the investor has indicated that it would be a condition to the closing of its investment that we make a filing under Chapter 11 of the United States Bankruptcy Code pursuant to a prepackaged plan. The prepackaged plan would provide for the issuance of the shares of our common stock to the potential investor in a manner which would not make the rights under our stockholders rights plan exercisable. In addition, the prepackaged plan would also provide for the settlement our lease obligation. We do not have a definitive agreement with the potential investor, and we cannot assure you that the transactions described above will be consummated.

Employees

As of December 31, 2016, we had two executive employees.

Where You Can Find Other Information

We have filed annual, quarterly, current, and other reports, proxy statements, and other information with the SEC pursuant to the Exchange Act. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is www.sec.gov. We expect that we will suspend our obligation to file annual, quarterly, current, and other reports, proxy statements, and other information with the SEC pursuant to the Exchange Act after the filing of this report.

ITEM 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are therefore not required to provide a disclosure under this item.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

Our corporate headquarters facility is a 127,000 square foot building we lease in Austin, Texas. We lease this building pursuant to a lease agreement that expires in December 2021. Our discontinued manufacturing, administrative, information systems, sales and service groups utilized this facility. We currently have an arrangement with Langley, the acquirer of our discontinued operation, to use our corporate headquarters facility. The purchase agreement with Langley contemplated that the parties would execute a sublease under which Langley would assume the full lease obligations for one year and one third of the space and obligations for the remaining term of the lease. The landlord of that facility did not consent to the sublease, and Langley agreed prior to the closing of the transaction to waive the requirement to enter into a sublease of that facility. Langley has been paying us the full amount of the rent for the facility and we have been making the payments to the landlord. We are negotiating with the landlord, Langley and other potential subtenants to approve a sublease of the facility. The landlord has notified us that it considers us in breach of the lease agreement for the facility. If we are unable to negotiate a sublease with the landlord and Langley, we would continue to be responsible for rent payments under the existing lease agreement.

ITEM 3.	Legal Proceedings.

We may be involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of our business.  We evaluated all potentially significant litigation, government investigations, claims or assessments in which we are involved and we do not believe that any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized, if any.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prior to December 1, 2016, our common stock was traded on The NASDAQ Stock Market LLC under the symbol “ACPW.” Since December 1, 2016, our common stock has traded on the OTC Pink Market under the symbol “PIOI.”

The following table lists the high and low per share sales prices for our common stock as reported by The NASDAQ Stock Market LLC or the OTC Pink Market, as the case may be, for the periods indicated:

	High	Low
2016
Fourth Quarter	$0.34	$0.14
Third Quarter	$0.65	$0.26
Second Quarter	$1.05	$0.39
First Quarter	$1.38	$0.87

2015
Fourth Quarter	$1.74	$1.16
Third Quarter	$2.12	$1.59
Second Quarter	$2.48	$1.94
First Quarter	$2.60	$1.72

As of March 10, 2017, there were 23,421,922 shares of our common stock outstanding held by approximately 57 stockholders of record.

Our transfer agent for our common stock is American Stock Transfer & Trust Company located at 59 Maiden Lane Plaza Level, New York, NY 10038. Tel: +1-800-937-5449.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

Recent Sales of Unregistered Securities

None.

ITEM 6.	Selected Financial Data.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are therefore not required to provide a disclosure under this item.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward looking statements that may be included in this report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar phrases as they relate to us are intended to identify forward-looking statements. For further discussion regarding forward-looking statements, please see “Special Note Regarding Forward-Looking Statements.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is designed to provide readers with narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may impact our future results.

Overview

Prior to November 19, 2016, we designed, manufactured, sold, and serviced flywheel-based uninterruptible power supply, or UPS, products that use kinetic energy to provide short-term power as a cleaner alternative to conventional electro-chemical battery-based energy storage.  We also designed, manufactured, sold, and serviced modular infrastructure solutions, or MIS, that integrate critical power components into a pre-packaged, purpose-built enclosure that may include our UPS products as a component. On November 19, 2016 we sold this business and substantially all of our assets to Langley Holdings plc, a United Kingdom public limited company, and Piller USA, Inc., a Delaware corporation and a wholly owned subsidiary of Langley. In this annual report, we refer to Langley and its subsidiaries, including Piller USA, Inc. (now Piller Power Systems, Inc.), collectively as Langley. We refer to the business we sold to Langley as our discontinued operations.

After the closing of the disposition of our assets to Langley, we retained approximately $1.6 million in cash, which equaled the amount by which the value of the acquired assets exceeded the assumed liabilities on our balance sheet by more than $5.0 million at closing. We incurred a loss on the sale of the discontinued operations of approximately $6.6 million. We also retained our net operating losses and other tax benefits and certain intellectual property rights related to our patents that are not related to the purchased assets. We currently have no active operations and only two executive employees. Our continuing business will be primarily to monetize our retained intellectual property and to make acquisitions of profitable operating companies to create positive cash flow. We refer to our remaining operations as our continuing operations. Following the asset sale to Langley, we changed our name from Active Power, Inc. to P10 Industries, Inc.

The financial statements included in this report as of an for the fiscal years ending December 31, 2016 and 2015 reflect the sale to Langley, by identifying assets and liabilities that were sold and assumed, and identifying income and expenses allocated to our discontinued operations and continuing operations. See Note 3 to our Consolidated Financial Statements included in this report. Because our business during the 2016 and 2015 fiscal years consisted primarily of the discontinued operations, the following discussion of our results of operation focuses on these discontinued operations.

Results of Continuing Operations for the Fiscal Years Ended December 31, 2016 and 2015

During the years ended December 31, 2016 and 2015, we generated no revenue from our continuing operations and incurred general and administrative expenses associated with general corporate overhead of $1.4 million in 2016 and $1.3 million in 2015.

We have deemed that our general corporate overhead costs prior to the sale to Langley included twenty percent of the payroll and benefits for our Chief Executive Officer, Chief Financial Officer and General Counsel, through his departure in July 2016, related to their services in support of our corporate governance. We also included costs associated with our directors and officers liability insurance, board of director's fees, investor relations, audit, U.S. tax preparation and disclosure fees, franchise tax, and SEC filing fees. The operating expenses of our continuing operations incurred after the sale to Langley include the full salaries and benefits of our two executive employees, legal costs, consulting costs associated with the monetization of our retained intellectual property and other general administrative expenses. All costs associated with the sale of the discontinued operations have been classified as loss on disposal.

Results of Discontinued Operations for the Fiscal Years Ended December 31, 2016 and 2015

Set forth below are our revenues and costs and expenses for the discontinued operations for the fiscal years 2016 and 2015.  This information should be read in conjunction with our Consolidated Financial Statements and notes thereto included in this report. Our fiscal 2016 results include operations through November 18, 2016, the day before the sale of our discontinued operations to Langley, and therefore do not contain the full twelve months of operations reflected in the fiscal 2015 results. As a result, the fiscal 2016 results reflect six fewer weeks, or an 11.5% reduction in the operating period, than fiscal 2015.

	Year Ended December 31,
($ in thousands)	2016	2015	$ change	% change
Product revenue	$21,224	$43,247	$(22,023)	(51)%
Service and other revenue	10,529	14,174	(3,645)	(26)%
Total revenue	31,753	57,421	(25,668)	(45)%
Cost of product revenue	17,148	32,017	(14,869)	(46)%
Cost of service and other revenue	6,634	8,587	(1,953)	(23)%
Total cost of goods sold	23,782	40,604	(16,822)	(41)%
Gross profit	7,971	16,817	(8,846)	(53)%
Operating expenses:
Research and development	4,135	5,723	(1,588)	(28)%
Selling and marketing	7,349	10,589	(3,240)	(31)%
General and administrative	3,979	5,240	(1,261)	(24)%
Total operating expenses	15,463	21,552	(6,089)	(28)%
Loss on sale of discontinued operations	(6,597)	—	(6,597)	100%
Loss from operations of discontinued operations	(14,089)	(4,735)	(15,951)	(337)%
Interest expense, net	(312)	(375)	63	17%
Other income (expense), net	(19)	(24)	5	21%
Loss before income taxes	(14,420)	(5,134)	(9,286)	(181)%
Income tax expense	—	—	—	—%
Net Loss from discontinued operations	$(14,420)	$(5,134)	$(9,286)	(181)%

Fiscal 2016 Compared to Fiscal 2015

Product revenue from discontinued operations. Our product revenue was derived from the following sources:

	Year Ended December 31,
($ in thousands)	2016	2015	$ change	% change
Product revenue:
UPS product revenue	$17,994	$31,046	$(13,052)	(42)%
Modular Infrastructure Solutions	3,230	12,201	(8,971)	(74)%
Total product revenue	$21,224	$43,247	$(22,023)	(51)%

Total product revenue for fiscal 2016 was $21.2 million, compared to $43.2 million for fiscal 2015, a $22.0 million decrease. The decrease in our product revenue in 2016 compared to 2015 primarily came from lower bookings in 2016 as a result of customers deferring delivery of previously placed orders and delaying the placement of new orders along with a large order from an IT channel partner not repeating in 2016 and the shorter operating period. In 2016, 85% of our product revenue came from the sale of UPS systems and 15% from the sale of MIS products. Sales of our UPS products decreased by approximately $13.1 million, or 42%, compared to 2015 as we saw decreased demand from key customers during the 2016.

Product revenue from our OEM channel for fiscal 2016 was $5.4 million, compared to $11.2 million in 2015, a $5.8 million decrease or 52%. The size and volume of orders from our OEM channel fluctuated significantly on a quarterly basis, and we received a smaller number of large transactions from our OEM channel in 2016. Sales to Caterpillar, our primary OEM customer, represented 20% of our total revenue (including services) for fiscal 2016 compared to 25% in fiscal 2015. We supported our OEM partners’ efforts to sell total solutions to their customers, which included generators and switchgear that they manufacture along with our UPS products as a total solution.

Product revenue from our IT channel partner for fiscal 2016 was $1.6 million, compared to $10.2 million in 2015, a decrease of $8.5 million or 84%.  This decrease reflects larger orders for our MIS products during 2015 from our IT channel partner Hewlett Packard Enterprise or HPE. The level of orders fluctuated depending on HPE's success and need for modular infrastructure solutions. Total sales (including services) to HPE represented 8% and 18% of our total revenue for fiscal 2016 and fiscal 2015, respectively.

Product revenue in North and South America was $13.5 million, a decrease of $18.6 million, or 58%, compared to $32.1 million for 2015. Our revenue in this region decreased in 2016 compared to 2015, primarily as a result of declines in demand from Caterpillar and HPE, which are located in the United States.

Product revenue in Europe, the Middle East, and Africa decreased by approximately $4.1 million, or 43%, to $5.5 million in fiscal 2016 compared to $9.5 million in fiscal 2015. This decrease is due to lower direct UPS sales in the region.

Our product revenue in the Asia Pacific region increased by 36%, or $0.6 million, in 2016 to $2.2 million compared to $1.6 million in 2015. This increase is primarily due to higher UPS sales in the region.

Service and other revenue from discontinued operations. Service and other revenue decreased by approximately $3.6 million, or 26%, to $10.5 million in fiscal 2016 from $14.2 million in fiscal 2015. This decrease primarily reflects lower sales of spare parts, a reduction in revenue from new equipment startups and a reduction in service contract revenue associated with the reduced operating period in 2016.

Cost of product revenue from discontinued operations. The cost of product revenue as a percentage of total product revenue was 81% and 74% in 2016 and 2015, respectively. The increase in cost as a percentage of revenue was related to lower manufacturing absorption associated with the decreased production in 2016. During 2016 and 2015, we operated a manufacturing facility that had a manufacturing and testing capacity significantly greater than what was required by our product revenue levels. Our manufacturing operational costs included a large portion of fixed costs relative to our operational needs. We expensed the excess costs of the underutilization of this facility as part of our cost of product revenues.

Cost of service and other revenue from discontinued operations. The cost of service and other revenue as a percentage of total service and other revenue increased by 2%, to 63%, in 2016 compared to 61% in 2015. The increase in cost as a percentage of revenue reflects higher unabsorbed costs associated with the 26% service revenue decline.

Gross profit from discontinued operations. Our gross profit was 25% of revenue for fiscal 2016 compared to 29% in fiscal 2015. This margin decrease was due to higher unabsorbed costs associated with lower revenue. We implemented additional cost control measures in 2016, including one week of unpaid furlough per quarter for all U.S. based employees, curtailed overtime and reduced contract labor, but those measures were insufficient to offset the revenue decline.

Research and development from discontinued operations. Research and development expenses were approximately $4.1 million in 2016, a reduction of approximately $1.6 million, or 28%, from the approximately $5.7 million in expenses in fiscal 2015. The decrease was primarily due the 11.5% reduction in the operating period for 2016, cost control measures put in place, including one week of unpaid furlough each quarter for all U.S. based employees, lower product development costs and lower bonus expense of $0.2 million which was partially offset by $0.2 million higher stock compensation expense.

Selling and marketing from discontinued operations. Selling and marketing costs were approximately $7.3 million in 2016, a reduction of approximately $3.2 million, or 31%, from the approximately $10.6 million in expenses in fiscal 2015. The decrease was primarily due to the 11.5% reduction in the operating period during 2016, cost control measures put in place, including one week of unpaid furlough each quarter for all U.S. based employees, and $0.9 million lower commissions on reduced bookings, offset partially by $0.2 million higher stock compensation expense.

General and administrative from discontinued operations. General and administrative expenses were approximately $4.0 million in fiscal 2016, a reduction of approximately $1.3 million, or 24%, from the approximately $5.2 million in expenses in fiscal 2015. The decrease was primarily due to the 11.5% reduction in the operating period during 2016, cost control measures put in place including one week of unpaid furlough each quarter and lower bonus expense of $1.2 million, offset partially by $0.8 million higher stock compensation expense.

Loss on sale of discontinued operations. We incurred a loss on the sale of our discontinued operations as the result of the sale of assets in excess of liabilities of $5.0 million for a nominal amount. In addition, we accrued approximately $1.2 million to settle our outstanding lease obligations, we wrote off approximately $0.2 million of cumulative translation adjustments associated with our divested foreign subsidiaries and we incurred $0.2 million of transaction costs, net of shared expenses with Langley.

Interest expense, net from discontinued operations. Net interest expense was $0.3 million in fiscal 2016 compared to $0.4 million in 2015. The interest expense incurred during 2016 and 2015 was in connection with the outstanding balance on our revolving credit facility. The debt outstanding on this facility was repaid at the closing of the sale of our discontinued operations to Langley, resulting in the debt being outstanding for a shorter period of time, and therefore, lower expense in 2016.

Other income (expense), net from discontinued operations. Other income (expense), net was $19,000 in fiscal 2016 and $24,000 in fiscal 2015, a decrease of $5,000 or 21%. This decrease primarily reflects foreign exchange losses or gains on settlement of intercompany balances and sales contracts held in foreign currencies.

Income tax expense from discontinued operations. We had no income tax expense in 2016 or 2015.
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

Our management has reviewed the development and selection of these critical accounting estimates with the audit committee of our board of directors. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in these and other items could still have a material impact upon our financial statements.

Revenue recognition

We recognized revenue for our discontinued operations when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. In general, revenue is recognized when revenue-generating transactions fall into one of the following categories of revenue recognition:

•
We recognized product revenue at the time of shipment for a significant portion of all products sold directly to customers and through distributors because title and risk of loss typically pass on delivery to the common carrier. Our customers and distributors did not have the right to return products. We sometimes entered into bill-and-hold arrangements and when this occurred delivery may not be present, but other criteria were reviewed to determine proper timing of revenue recognition.

•	Unless performed under a maintenance agreement, we recognized installation, service and maintenance revenue at the time the service is performed.

•
We recognized revenue associated with maintenance agreements over the life of the contracts using the straight-line method, which approximates the expected timing in which applicable services are performed. Amounts collected in advance of revenue recognition were recorded as a current liability in the deferred revenue line of the consolidated balance sheet or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

•
We recognized revenue on certain rental programs over the life of the rental agreements using the straight-line method. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

•	Shipping costs reimbursed by the customer are included in revenue.

Multiple element arrangements or MEAs are arrangements to sell products to customers that frequently include multiple deliverables. Our most significant MEAs included the sale of one or more of our CleanSource UPS or CleanSource PowerHouse products, combined with one or more of the following products or services: design services, project management, commissioning and installation services, spare parts or consumables, and maintenance agreements. Delivery of the various products or performance of services within the arrangement may or may not coincide. Certain services related to design and consulting may occur prior to product delivery. Commissioning and installation typically take place within six months of product delivery, depending upon customer requirements. Maintenance agreements, consumables, and repair, maintenance or consulting services generally are delivered over a period of one to five years.

When arrangements included multiple elements, we allocated revenue to each element based on the relative selling price and recognize revenue when the elements had standalone value and the four criteria for revenue recognition have been met. We established the selling price of each element based on Vendor Specific Objective Evidence, or VSOE, if available, Third Party Evidence, or TPE, if VSOE is not available, or Best Estimate of Selling Price, or BESP, if neither VSOE nor TPE is available. We generally determined selling price based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements. When arrangements included a maintenance agreement, we recognized revenue related to the maintenance agreement at the relative selling price on a straight-line basis over the life of the agreement.

Any taxes imposed by governmental authorities on our revenue-producing transactions with customers are shown in our consolidated statement of operations on a net-basis; that is, excluded from our reported revenues.

Inventories

Inventories are priced at the lower of cost (using the first-in, first-out method) or market. We estimated inventory reserves on a quarterly basis and record reserves for obsolescence or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns and specific identification of items, such as product discontinuance, damaged goods or engineering/material changes.

Warranty liability

Estimated warranty liability costs were accrued for each of our products at the time of sale. Our estimates were principally based on assumptions regarding the lifetime warranty costs of each product, including when little or no claims experience may exist. Due to the uncertainty and potential volatility of these estimates, changes in our assumptions could have a material effect on our reported operating results. Our estimate of warranty liability was reevaluated on a quarterly basis. Experience has shown that initial data for a new product can be very volatile due to factors such as product and component failure rates, material usage and service delivery costs in correcting product failures; therefore our process relied upon long-term historical averages until actual data is available. As actual experience becomes available, it was used to modify the historical averages to ensure that the forecast is within the range of likely outcomes. The resulting balances were then compared to current spending rates to help ensure that the accruals are adequate to meet expected future obligations.

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

Liquidity and Capital Resources

Our primary source of liquidity at December 31, 2016 was our cash on hand of approximately $1.6 million. We have no credit facility and no operations that could be the source of additional cash. However, we are in the process of reviewing how we could monetize the intellectual property we retained after the sale of our discontinued operations to Langley. We do not currently have estimates of the amount or timing of the cash we may receive from this potential source. We are in negotiations with several potential investors to raise funds through the sales of our equity securities. We expect that these funds would fund our ongoing operating expenses as well as investments in profitable business acquisitions. We expect that any such acquisitions would also involve borrowings under credit facilities.

If we meet our cost projections, we expect that we will have adequate capital resources to continue operating for at least the next twelve months. Our projections and our assumptions around the adequacy of our liquidity are based on estimates regarding expected future costs. These costs are currently limited to two executive employees and corporate overhead. However, there are scenarios in which our costs may exceed our estimates or we could face unexpected claims, including costs associated with a lease for our former headquarters, for which we remain responsible. Further, our estimates may change and future events or developments may also affect our estimates. Any of these factors may change our expectation of cash usage in fiscal 2017 and beyond, or significantly affect our level of liquidity.

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

We are currently in negotiations with Langley, the landlord and other potential tenants in an effort to reduce our obligations under the lease. We are also in discussions with a potential investor that has indicated that it is contemplating an investment in shares of our common stock. However, the investor has indicated that it would be a condition to the closing of its investment that we make a filing under Chapter 11 of the United States Bankruptcy Code pursuant to a prepackaged plan. The prepackaged plan would provide for the issuance of the shares of our common stock to the potential investor in a manner which would not make the rights under our stockholders rights plan exercisable . In addition, the prepackaged plan would also provide for the settlement our lease obligation. We do not have a definitive agreement with the potential investor, and we cannot assure you that the transactions described above will be consummated.

Significant uses of cash

Operating Activities

The following table summarizes the yearly changes in cash used in operating activities (in thousands):

Year	Annual Amount	Change from Prior Year	Percent Change
2016	$(7,169)	$(5,590)	(354)%
2015	$(1,579)	$5,649	78%

Cash used in operating activities was approximately $7.2 million in fiscal 2016 compared to approximately $1.6 million in 2015. The increase in cash used in operating activities in fiscal 2016 was primarily related to our net loss from continuing operations of $1.4 million and cash used by our discontinued operations of $5.7 million which included the loss on discontinued operations of $7.8 million partially offset by stock based compensation of approximately $2.7 million. Changes in our net working capital resulted in cash used of approximately $1.3 million in 2016, compared to cash provided of approximately $2.5 million in 2015.

Investing Activities

Investing activities primarily consisted of the sale of our discontinued operations and the purchases of property and equipment for our discontinued operations. The cash used in investing activities increased to $3.2 million in 2016 from $0.8 million in 2015, which was primarily due to the sale of our discontinued operations partially offset by our reduction in capital expenditures to preserve cash in 2016. The cash used in investing activities included $3.3 million paid to close the sale of the discontinued operations.

Financing Activities

Funds used in financing activities during 2016 was $33,000, compared to $9,000 in 2015 and primarily included net share settlement of equity awards.

Future uses of cash

We believe that our cash on hand will be sufficient to fund our operations for the next twelve months. However, unexpected costs or claims against us, including the settlement of potential lease obligations, could significantly impact our expected cash needs. We continue to work towards monetizing our retained intellectual property and to seek new investors as additional sources of cash for future investments in new businesses.

The purchase agreement with Langley contemplated that the parties would execute a sublease under which Langley would assume the full lease obligations related to our headquarters facility for one year and for one third of the space and obligations for the remaining term of the lease. The landlord of the facility refused to consent to the sublease, and Langley agreed to close on the sale without the sublease of the facility. Langley has been occupying the facility with our former employees and paying to us the full amount of the rent, and we have been making the payment to the landlord. We are negotiating with the landlord to approve a sublease of the facility to Langley. The landlord has notified us that it considers us in breach of the lease agreement for the facility. If we are unable to negotiate a sublease with the landlord and Langley, we would continue to be responsible for rent payments under the lease agreement, and Langley may be prohibited from using the facility. We are working to mitigate this exposure through continued negotiations with the parties and the engagement of a commercial real estate broker to find a tenant for the space that Langley is not expected to occupy after one year. We have accrued $1.2 million as the best estimate of the expense which may be required to settle our obligation under the lease agreement. This amount represents one year of lease costs including common area maintenance, insurance and property taxes. Payment of the accrued expense would substantially reduce the Company’s liquidity.

We are currently in negotiations with Langley, the landlord and other potential tenants in an effort to reduce our obligations under the lease. We are also in discussions with a potential investor that has indicated that it is contemplating an investment in shares of our common stock. However, the investor has indicated that it would be a condition to the closing of its investment that we make a filing under Chapter 11 of the United States Bankruptcy Code pursuant to a prepackaged plan. The prepackaged plan would provide for the issuance of the shares of our common stock to the potential investor in a manner which would not make the rights under our stockholders rights plan exercisable. In addition, the prepackaged plan would also provide for the settlement our lease obligation. We do not have a definitive agreement with the potential investor, and we cannot assure you that the transactions described above will be consummated.

Off-Balance Sheet Arrangements

During the years ended December 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New Accounting Pronouncements

Refer to Footnote 1, “Summary of Significant Accounting Policies,” of the consolidated financial statements of this Form 10-K.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and therefore are not required to provide a disclosure under this item.

ITEM 8.	Financial Statements and Supplementary Data.

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto are included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by COSO (2013 framework). A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on our assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

Directors and Executive Officers

Our board of directors currently consists of two non-executive directors and one executive director. Our board of directors, in accordance with our Certificate of Incorporation, is currently divided into three classes, with Class I having one director, Stephen J. Clearman, with two vacancies, Class II having two directors, Daryl Dulaney and Mark A. Ascolese, with one vacancy, and Class III having three vacancies. The terms of each class expire at successive annual meetings so that stockholders elect one class of directors at each annual meeting. In November of 2016, after the closing of the sale of substantially all of our assets to Langley on November 19, 2016, each of T. Patrick Kelly, Steven Sams, James E. J. deVenny III, Peter Gross and Robert S. Greenberg tendered their resignations from their position on our board of directors.

Name	Age	Current Position
Daryl Dulaney	63	Chairman of the Board of Directors

Stephen J. Clearman	66	Director

Mark A. Ascolese	66	President, Chief Executive Officer and Director

James A. Powers	55	Chief Financial Officer and Vice President of Finance Director

Daryl Dulaney was appointed to our board of directors in January 2016 and was appointed Chairman of our board of directors in April 2016. Mr. Dulaney is a corporate leader with more than 30 years of experience. Before retiring in October 2014, he served as CEO of Siemens Infrastructure and Cities Sector for North America, a provider of sustainable technologies for metropolitan areas and their infrastructures. During that time, he also served as CEO of Siemens Industry, Inc., a position he held since October 2009. His career at Siemens Industry, Inc., spanned more than 18 years in various executive leadership positions. Prior to his time at Siemens, Dulaney served in various management positions for suppliers of building automation and process control products.

We believe Mr. Dulaney’s qualifications to serve on our board include his extensive executive management experience that includes six years as the CEO of a multi-billion dollar organization in a relevant industry.  His experience in successfully growing small field offices into larger operations, specifically in the building automation and infrastructure industries, has further benefited our board of directors.  In addition, his significant functional experience in sales and marketing, human resources, and finance has added to the overall knowledge and effectiveness of our board of directors.

Stephen J. Clearman was appointed to our board of directors in June 2012. Since 2003, Mr. Clearman has served as managing partner and co-founder of Kinderhook Partners, LLC, an investment advisory firm he co-founded. Mr. Clearman has been a director of a number of public and privately held companies.

In March 2012, we entered into a Securities Purchase Agreement pursuant to which Kinderhook Partners purchased 1,764,705 shares of our common stock for an aggregate purchase price of approximately $6.0 million. In connection with the transaction, we entered into a Side Letter Agreement with Kinderhook Partners pursuant to which Mr. Clearman was appointed to our board of directors. We are obligated to use our reasonable best efforts to include Mr. Clearman as a nominee for election to our board of directors in any year in which such election is required by our governing documents or applicable law.

We believe Mr. Clearman’s qualifications to serve on our board of directors include previous general and financial management experience with rapidly growing and publicly traded technology companies. We also believe this skill set qualifies him to serve on the Nominating and Corporate Governance Committee and Compensation Committee of our Board of Directors.

Mark A. Ascolese became our President and Chief Executive Officer on October 14, 2013. Mr. Ascolese has more than 40 years of experience serving a variety of mission critical and energy markets, including data centers. Prior to joining us, Mr. Ascolese first served as CEO and then as Executive Board Chairman of Power Analytics Corporation (now part of Causam Energy, Inc.), an electrical infrastructure enterprise software firm focused on the mission critical and smart grid markets. Mr. Ascolese was appointed CEO of Power Analytics in March 2008. In August 2012, Mr. Ascolese was appointed Executive Board Chairman at Power Analytics and served in this role until joining us in October 2013. From 2000 through 2002, including during our initial public offering, Mr. Ascolese served as our Senior Vice President of Business Development.

As the only management representative on our board, Mr. Ascolese provides an insider’s perspective to our board discussions about our business and strategic direction. In addition, his extensive senior management and executive experience within the global power supply industry having spent more than 20 years with Powerware Corporation, a global uninterruptible power supply (UPS) manufacturer, proved beneficial in managing our recently discontinued operations.

James A. Powers has served as our Chief Financial Officer and Vice President of Finance since December 4, 2013. From May 2013 until he joined us, Mr. Powers served as Senior Vice President of Finance of the U.S. Windows and Doors division of Ply Gem Industries, Inc., a North American manufacturer of exterior building products. In this role, he managed the finance and IT organizations, leading all accounting, forecasting, budgeting, reporting, business analysis, internal controls, and working capital management activities. From May 2006 through May 2013, Mr. Powers served in various executive finance positions at Xerium Technologies Inc., a global manufacturer and supplier of consumable products and services used in various industries, including as Vice President and Global Controller from January 2011 through May 2013, and Vice President of Finance, North America, from June 2008 through December 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership of our common stock and other equity securities with the SEC on a timely basis. Based solely upon our review of Forms 3, 4 and 5 and amendments to these forms furnished to us, we believe that all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports during our 2016 fiscal year.

Code of Ethics

Our Code of Business Conduct and Ethics, which is our code of ethics applicable to all directors, officers, employees and consultants worldwide, embodies our global principles and practices relating to the ethical conduct of our business and our long-standing commitment to honesty, fair dealing and full compliance with all laws affecting our business. The Code of Business Conduct and Ethics is intended to comply with Item 406 of Regulation S‑K of the Exchange Act and the NASDAQ Marketplace Rules. Our Code of Business Conduct and Ethics is posted on our Internet website under the “Corporate Governance” link on our “Investor Relations” page.

Audit Committee

The members of our Audit Committee through November 2016 were Messrs. Kelly, deVenny and Dulaney. Messrs Kelly and deVenny resigned in November 2016. We do not currently have an Audit Committee.

Mr. Kelly served as the Chairman of the Audit Committee until his resignation on November 22, 2016. Our Audit Committee held five meetings during 2016. Our board of directors determined that all of the members of our Audit Committee in 2016 were “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. Our board of directors determined that Mr. Kelly was qualified as an “audit committee financial expert” under Item 407(d)(5) of Regulation S‑K.

ITEM 11.	Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation for the fiscal years ended December 31, 2016 and December 31, 2015 earned by or awarded to, as applicable, our principal executive officer and our principal financial officer as of December 31, 2016. In this Annual Report on Form 10-K we refer to such officers as our “named executive officers.” We had no other executive officers as of December 31, 2016
.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Stock Awards ($)	Non-Equity Plan Compensation ($)	All Other Compensation ($)	Total ($)
		[1]	[2]	[3]	[4]	[5]
Mark A. Ascolese, President and Chief Executive Officer	2016	$418,846	$79,500	$—	$—	$—	$498,346
	2015	$450,000	$388,020	$—	$481,950	$708	$1,320,678

James A. Powers, Chief Financial Officer and Vice President of Finance	2016	$260,615	$—	$79,200	$—	$—	$339,815
	2015	$280,000	$129,340	$—	$179,928	$661	$589,929

Randall J. Adleman, Vice President of Global Sales and Marketing	2016	$21,154	$—	$—	$16,554	$125,000	$162,708
	2015	$250,000	$64,670	$—	$137,839	$590	$453,099

[1] Represents total salary earned during the calendar years 2016 and 2015. In 2016, all U.S. based employees, including the named executive officers, participated in an unpaid furlough, resulting in one week of unpaid leave each quarter through the date of the acquisition of our discontinued operations by Langley.

[2] The amounts reported in this column represent the aggregate value of the stock options granted to our named executive officers during 2016 and 2015, respectively, based on their grant date fair value, as determined in accordance with the share-based payment accounting guidance under ASC 718, excluding the impact of estimated forfeitures related to service-based vesting. Refer to the section titled "Stock-Based Compensation Expense" under Note 1, "Summary of Significant Accounting Policies," in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the relevant assumptions used to determine the valuation of our stock option awards.

[3] Represents the aggregate value of stock awards granted to our named executive officers during 2016 based on the grant date fair value, as determined in accordance with the share-based accounting guidance under ASC 718. Refer to section titled "Stock-Based Compensation Expense" under Note 1, "Summary of Significant Accounting Policies," in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the relevant assumptions used to determine the valuation of our stock awards.

[4] Represents amounts earned under our 2015 Management Incentive Plan for Mr. Ascolese and Mr. Powers and commissions earned by Mr. Adleman under his 2015 Management Incentive Plan. In October 2016, our board of directors determined that Mr. Ascolese would be paid the amount he earned 50% in cash and 50% in shares of our common stock, based upon the trading price of our common stock as of December 31, 2015, payable upon the closing of a financing to implement our new acquisition strategy. Mr. Powers was paid the amount he earned in cash prior to the closing of the acquisition of our discontinued operations by Langley. The payment to Mr. Powers is subject to repayment if Mr. Powers voluntarily terminates his employment with us within six months following November 19, 2016, the date of that closing, and prior to us closing on a financing to implement our new acquisition strategy, prorated for the period of time he is employed by us during that six month period.

[5] Mr. Adleman's employment with us was terminated on February 2, 2016. Includes Mr. Adleman's severance in accordance with his employment agreement.

Narrative Disclosure to Summary Compensation Table

2015 Annual Bonus

Management Incentive Program. Our 2015 Management Incentive Program, or MIP, was an annual bonus program designed to motivate and reward our named executive officers for their contributions toward the achievement of short-term financial and operating goals that we believed drove our operating results and created long-term stockholder value. All of our named executive officers participated in this program.

Our Compensation Committee, as the administrator of the MIP, has the sole discretion and authority to change the payout calculation, the performance metrics and to increase or decrease the amount of the payout under the MIP. Notwithstanding the foregoing, MIP payouts are based on each participant’s base salary, target bonus percentage, and a company performance multiplier, calculated as follows:

Base salary	X	Participant's target bonus %	X	Company Performance multiplier	=	Participant's payout

Our Compensation Committee, with recommendations provided by our Chief Executive Officer, established an annual target award, expressed as a percentage of the executive’s base salary. For 2015, the target award level for Mr. Ascolese was 100% of base salary and the target award level for Mr. Powers was 60% of base salary. The Compensation Committee determines the actual bonus earned by a named executive officer under this program and has discretion to choose to award a bonus or not, and to modify the actual award amount, in light of all relevant factors after completion of the fiscal year.

The company performance multiplier was based on our performance for three financial metrics - Bookings, Adjusted EBITDA, and Operating Cash Flow. Based on our performance, the company performance multiplier could range from 0% (in which case there would be no payout under the MIP) up to 200%. The company performance multiplier is equally weighted among each of the three financial metrics. The portion of the payout attributed to a metric will be 0% if the minimum threshold for that metric is not met. If the applicable minimum threshold is met, the 1/3 portion of the payout attributable to a metric will range from 25% to 200%, based on our performance. However, if the Adjusted EBITDA minimum threshold is not met and the Bookings minimum threshold is met, the payout for the Bookings metric will be a straight-line calculation up to a cap of 150%.

Our Compensation Committee determined that the corporate goals established for 2015 were attainable, though reasonably difficult to achieve. Since our actual 2015 results achieved the minimum threshold amounts, a payout was earned under this program. After considering the input of our Chief Executive Officer, our Compensation Committee determined to defer all cash payouts under the MIP for Mr. Ascolese and Mr. Powers until a later time to be determined in our Compensation Committee's discretion. In October 2016, our Compensation Committee and board of directors determined that Mr. Ascolese will be paid the amount he earned 50% in cash and 50% in shares of our common stock, based upon the trading price of our common stock as of December 31, 2015, payable upon the closing of a financing to implement our new acquisition strategy. Mr. Powers was paid the amount he earned in cash after the closing of the acquisition of our discontinued operations by Langley. The payment to Mr. Powers is subject to repayment if Mr. Powers voluntarily terminates his employment with us within six months following November 19, 2016, the date of that closing, and prior to us closing on a financing to implement our new acquisition strategy, prorated for the period of time he is employed by us during the six month period.

2016 MIP

Our 2016 MIP, which was similar to the 2015 MIP, was approved by our Compensation Committee on February 22, 2016. The Compensation Committee determines the actual bonus earned by a named executive officer under this program and has discretion to choose to award a bonus or not, and to modify the actual award amount, in light of all relevant factors after completion of the fiscal year. Due to the sale of our discontinued operations to Langley during the fiscal year, our Compensation Committee determined that no bonuses should be awarded under the program.

Policy Regarding Tax Deductibility of Compensation

Within our performance-based compensation programs, we aim to compensate our senior executive management team in a manner that is tax efficient for us. However, our Compensation Committee may determine that it is appropriate to pay compensation which is not deductible from time-to-time.

Timing of Grants and Insider Trading Policy

Equity awards to our executive officers and other key employees were typically granted annually in conjunction with the review of their respective individual performance. This review took place at regularly scheduled meetings of our Compensation Committee, which were typically held in conjunction with the meetings of our board of directors during the first quarter of each year. Equity awards were automatically granted to our non-employee directors on the date of each Annual Meeting of our stockholders, in accordance with the terms of our director compensation policy. Grants to newly hired executive officers were typically made at the next regularly scheduled Compensation Committee meeting or at a special meeting on or following their hire date, with vesting typically commencing from the actual hire date. The exercise price of all stock options has historically been set at the closing price of our common stock on The NASDAQ Capital Market on the date of grant of the award, which is the date of approval of the award or the day that the stock trading black-out window under our insider trading policy opens if our Compensation Committee approved the award while the stock trading window was closed. Our insider trading policy prohibits all of our directors and named executive officers from making short sales of our stock, engaging in hedging transactions and other derivative securities involving our stock, using our securities as collateral for loans, and holding our securities in margin accounts.

Perquisites and Other Personal Benefits

Our Compensation Committee did not believe that providing an executive perquisite is consistent with our pay-for-performance compensation philosophy. In this regard, it should be noted that we have not provided defined benefit pension arrangements, post-retirement health coverage, or similar benefits for our executives or employees.

We provided employee benefits including a 401(k) plan without any matching contributions prior to the sale of our operations and the termination of our employees, and coverage under health and insurance plans, which were the same for all employees. We also offered life insurance for all employees that provides coverage up to an employee’s salary, with a maximum of $200,000. For all other compensation, see the “Summary Compensation Table.”

Employment Arrangements with Executive Officers

In connection with their initial employment, each named executive officer executed an offer letter and entered into a severance agreement. Please refer to the information under “Potential Payments Upon Termination or Change in Control” for information regarding other employment agreements in place with our named executive officers.

Mr. Ascolese’s offer letter provides that he will be paid an annual base salary of $450,000 and, beginning with fiscal year 2014, would be eligible to earn a bonus of up to 100% of his base salary at the target objective, subject to the terms and conditions of our executive bonus program. The offer letter also provides for vacation and health benefits and further provides that Mr. Ascolese will, subject to requisite approval, serve on our board of directors for as long as he is employed as our Chief Executive Officer.

Mr. Powers’ offer letter provides that he will be paid an annual base salary of $280,000 and would be eligible to participate in our executive bonus program with an annual target of 60% of base salary. The offer letter also provides for vacation and health benefits.

The following table of “Outstanding Equity Awards at Fiscal Year End” shows the equity awards held by our named executive officers as of December 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END - 2016

	Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date	Number of options vested as of 12/31/16

Mark A. Ascolese, President and Chief Executive Officer	340,000	—	2.91	11/21/2023	340,000	[1]
	300,000	—	2.00	2/25/2025	300,000	[3]
	150,000	—	0.99	2/25/2026	150,000	[4]

James A. Powers, Chief Financial Officer and Vice President of Finance	175,000	—	3.39	12/4/2023	175,000	[2]
	100,000	—	2.00	2/25/2025	100,000	[3]

[1] These options vested over a four-year period from November 21, 2013, with 25% of the award vesting on November 21, 2014 and then 1/16th of the total award vesting in 12 quarterly installments over the subsequent three-year period, in each case subject to continued service with us. The vesting of these options automatically vested upon the closing of the sale of substantially all of our assets to Langley on November 19, 2016.

[2] These options vested over a four-year period from December 4, 2013, with 25% of the award vesting on December 4, 2014 and then 1/16th of the total award vesting in 12 quarterly installments over the subsequent three-year period, in each case subject to continued service with us. The vesting of these options automatically vested upon the closing of the sale of substantially all of our assets to Langley on November 19, 2016.

[3] These options vested over a four-year period from February 25, 2015, with 25% of the award vesting on February 25, 2016 and then 1/16th of the total award vesting in 12 quarterly installments over the subsequent three-year period, in each case subject to continued service with us. The vesting of these options automatically vested upon the closing of the sale of substantially all of our assets to Langley on November 19, 2016.

[4] These options vested over a four-year period from February 25, 2016, with 25% of the award vesting on February 25, 2017 and then 1/16th of the total award vesting in 12 quarterly installments over the subsequent three-year period, in each case subject to continued service with us. The vesting of these options automatically vested upon the closing of the sale of substantially all of our assets to Langley on November 19, 2016.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Amended and Restated 2010 Equity Incentive Plan

Under our Amended and Restated 2010 Equity Incentive Plan, which we refer to as the 2010 Plan, in the event of a Change in Control (as defined in the 2010 Plan), each outstanding Award (as defined in the 2010 Plan) will be treated as the Administrator (as defined in the 2010 Plan) determines without a participant’s consent, including, without limitation, that (i) Awards will be assumed, or substantially equivalent Awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) with appropriate adjustments as to the number and kind of shares and prices; (ii) upon written notice to a participant, that the participant’s Awards will terminate upon or immediately prior to the consummation of such merger or Change in Control; (iii) outstanding Awards will vest and become exercisable, realizable, or payable, or restrictions applicable to an Award will lapse, in whole or in part, prior to or upon consummation of such merger or Change in Control, and, to the extent the Administrator determines, terminate upon or immediately prior to the effectiveness of such merger or Change in Control; (iv)  (A) the termination of an Award in exchange for an amount of cash and/or property, if any, equal to the amount that would have been attained upon the exercise of such Award or realization of the participant’s rights as of the date of the occurrence of the transaction, or (B) the replacement of such Award with other rights or property selected by the Administrator in its sole discretion; or (v) any combination of the foregoing.

For purposes of the 2010 Plan, “Change in Control” means the occurrence of any of the following events: (i) a change in the ownership of us which occurs on the date that any one person, or more than one person acting as a group (“Person”), acquires ownership of our stock that, together with the stock held by such Person, constitutes more than fifty percent (50%) of the total voting power of our stock; provided, however, that for purposes of this subsection (i), the acquisition of additional stock by any one Person, who is considered to own more than fifty percent (50%) of the total voting power of our stock will not be considered a Change in Control; (ii) if we have a class of securities registered pursuant to Section 12 of the Exchange Act, a change in the effective control of us that occurs on the date that a majority of members of our board of directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of our board of directors prior to the date of the appointment or election (for purposes of this subsection (ii), if any Person is considered to be in effective control of us, the acquisition of additional control of us by the same Person will not be considered a Change in Control); or, (iii) a change in the ownership of a substantial portion of our assets that occurs on the date that any Person acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such Person or Persons) assets from us that have a total gross fair market value equal to or more than fifty percent (50%) of the total gross fair market value of all of our assets immediately prior to such acquisition or acquisitions; provided, however, that for purposes of this subsection (iii), the following will not constitute a change in the ownership of a substantial portion of our assets: (A) a transfer to an entity that is controlled by our stockholders immediately after the transfer, or (B) a transfer of our assets to: (1) a stockholder of us (immediately before the asset transfer) in exchange for or with respect to our stock, (2) an entity, fifty percent (50%) or more of the total value or voting power of which is owned, directly or indirectly, by us, (3) a Person, that owns, directly or indirectly, fifty percent (50%) or more of the total value or voting power of all of our outstanding stock, or (4) an entity, at least fifty percent (50%) of the total value or voting power of which is owned, directly or indirectly, by a Person described in subsection (iii)(B)(3). For purposes of this subsection (iii), gross fair market value means the value of our assets, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets. Persons will be considered to be acting as a group if they are owners of a corporation that enters into a merger, consolidation, purchase or acquisition of stock, or similar business transaction with us. Notwithstanding the foregoing, a transaction shall not be deemed a Change in Control unless the transaction qualifies as a change in control event within the meaning of Section 409A of the Internal Revenue Code of 1986, as it has been and may be amended from time to time, and any proposed or final Treasury Regulations and Internal Revenue Service guidance that has been promulgated or may be promulgated thereunder from time to time. The sale of substantially all of our assets to Langley constituted a “Change in Control” under the 2010 Plan.

In the event that the successor corporation does not assume or substitute for an Award (or portion thereof), then (i) all of an named executive officer's outstanding options and stock appreciation rights that are not assumed or substituted for will vest and become immediately exercisable (including shares as to which such Awards would not otherwise be vested or exercisable), (ii) all restrictions on Restricted Stock, Restricted Stock Units, and Performance Shares/Units (each as defined in the 2010 Plan) not assumed or substituted for will lapse and, (iii) with respect to Awards with performance-based vesting not assumed or substituted for, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions with respect to such Awards will be deemed satisfied. In addition, if an option or stock appreciation right is not assumed or substituted for in the event of a Change in Control, the Administrator will notify the participant in writing or electronically that the option or stock appreciation right will be fully vested and exercisable for a period of time determined by the Administrator in its sole discretion, and the option or stock appreciation right will terminate upon the expiration of such period. Langley did not assume or substitute any Awards. On November 17, 2016, our board of directors, as Administrator, determined to accelerate the vesting of all Awards, and set the exercise period for all outstanding options held by employees whose service with us terminated at ten days after the closing of the asset sale.

Termination and Change in Control Agreements

Each of Messrs. Ascolese and Powers has entered into a severance agreement (“Severance Agreements”). Upon termination without Cause (as defined in the Severance Agreements) or resignation for Good Reason (as defined in the Severance Agreements), Mr. Ascolese and Mr. Powers are each entitled to severance equal to twelve months of his respective then-current base salary, as well as reimbursement of health benefits during such period and vesting of all unvested options and restricted stock would be accelerated by twelve months. The Severance Agreements further provide that each executive execute a release of claims in favor of us, and the Severance Agreement signed by Mr. Powers includes noncompetition and non-solicitation covenants for a period of up to six months following his termination of employment. Mr. Ascolese’s Severance Agreement includes noncompetition and non-solicitation covenants for a period of up to twelve months following his termination of employment.

Each of the Severance Agreements also provides that if within twelve months following a Change in Control (as defined in the Severance Agreements) the executive officer’s employment is terminated for reasons other than Cause, or by the executive for Good Reason, then any unvested options or shares of restricted stock held by the executive on the date of such Change in Control would accelerate and vest in full as of the date of the termination. The sale of substantially all of our assets to Langley constituted a “Change in Control” under the Severance Agreements.

The table set forth below sets forth the payments for which each named executive officer would be eligible if his employment had been terminated on December 31, 2016 by us for reasons other than Cause or by the executive for Good Reason. The values in the table below include amounts earned through the time of termination and are only estimates of the amounts that would be paid to these executives upon their termination. The actual amounts to be paid can only be determined at the time of a named executive officer’s separation from us. The benefits payable to the named executive officers in connection with a termination following a Change in Control as of December 31, 2016, would have been the same as if there was no Change in Control since, as set forth in footnote 1 below, the exercise price of all outstanding equity awards were higher than the fair market value of a share of our common stock at such time.

POTENTIAL PAYMENTS UNDER TERMINATION ARRANGEMENTS AND CHANGE IN CONTROL

	Salary ($)	Benefits ($)	Accrued Vacation Pay	Accelerated Vesting of Restricted Stock	Accelerated Vesting of Stock Options [1]	Total ($)

Mark A. Ascolese	$450,000	$18,143	$—	$—	$—	$468,143

James A. Powers	$280,000	$18,143	$—	$—	$—	$298,143

[1] Accelerated vesting has no value because the vesting of all options granted were already accelerated on the date of the Change in Control resulting from the sale of our discontinued operations to Langley. In general, options may be exercised only within three months of termination of employment.

DIRECTOR COMPENSATION - 2016

In 2016, each of our non-employee directors received the following fees for their service as a director:

Name	Fees earned or paid in cash $	Option awards ($)	Total compensation ($)
		[2]
T. Patrick Kelly	$41,000	$9,153	$50,153

James E. J. deVenny III	$32,000	$9,153	$41,153

Robert S. Greenberg	$37,000	$9,153	$46,153

Stephen J. Clearman [1]	$—	$—	$—

Daryl Dulaney	$37,000	$17,103	$54,103

Peter Gross	$30,000	$9,153	$39,153

Steven Sams	$30,000	$17,103	$47,103

Total - all directors	$207,000	$70,818	$277,818

[1] Mr. Clearman declined to receive director compensation (cash or equity) in 2016. The value of the relinquished compensation was $37,000 in fees and $9,153 in option awards (calculated as described in note 2 below).

[2] Reflects aggregate grant date fair value of option awards for the fiscal year ended December 31, 2016, calculated in accordance with the FASB ASC 718 (“ASC 718”), excluding the impact of estimated forfeitures related to service-based vesting. Refer to the section titled “Stock-Based Compensation Expense” under Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the relevant assumptions used to determine the valuation of our stock option awards.

The following table shows the aggregate number of unexercised option awards (whether or not exercisable) outstanding for each of our non-employee directors who served in the year ended December 31, 2016, as well as the number of shares underlying option awards during 2016 and the grant date fair value of option grants made to directors during 2016:

Aggregate number of unexercised options outstanding as of December 31, 2016

Ake Almgren (Retired Chairman)	96,000

T. Patrick Kelly	—

James E. J. deVenny III	—

Robert S. Greenberg	—

Stephen J. Clearman [1]	—

Daryl Dulaney	45,000
Peter Gross	—

Total - all directors	141,000

[1] Mr. Clearman declined to receive director compensation (cash or equity) in 2016.

Overview of Director Compensation and Procedures

We have used a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our board of directors. In setting director compensation, we considered the amount of time that directors expend in fulfilling their duties to us as well as the skill level required to serve as a member of our board of directors.

Service	Annual Fee ($)
Director fee	$30,000
Chairman of the Board fee	$20,000
Audit Committee participation fee	$4,000
Audit Committee chairperson (in addition to fee for serving on the Audit Committee)	$8,000
Compensation Committee participation fee	$4,000
Compensation Committee chairperson (in addition to fee for serving on the Compensation Committee)	$6,000
Nominating & Corporate Governance Committee participation fee	$2,000
Nominating & Corporate Governance Committee chairperson (in addition to fee for serving on the Nominating & Corporate Governance Committee)	$1,000

All of the above fees were paid to directors on a quarterly basis in arrears. When our board of directors appointed a special committee, additional compensation could be paid to those directors who serve on the special committees. We paid each director’s reasonable travel, lodging, meals and other expenses connected with their service on our board of directors.

On the date of our 2016 Annual Meeting of Stockholders, each non-employee director who continued to serve as a non-employee director was automatically granted an option to purchase 30,000 shares of our common stock. Under this program, on April 25, 2016 (the first day after the Annual Meeting when our stock trading window opened), each of Messrs. Dulaney, deVenny, Greenberg, Gross, Kelly and Sams received an option to purchase 30,000 shares of common stock with an exercise price of $0.57 per share, the closing sale price of our common stock on The NASDAQ Capital Market on the date of our 2016 Annual Meeting. Mr. Clearman declined to receive director compensation (cash or equity) for 2016. Annual awards fully vest on the day immediately prior to the next annual meeting of stockholders.

New non-employee directors were automatically awarded an option to purchase a pro-rata portion of 30,000 shares under our Amended and Restated 2010 Equity Incentive Plan upon joining our board of directors. However, because payment of the 2016 director cash fees is being deferred by the Compensation Committee to conserve cash, the Compensation Committee determined to award options to purchase 15,000 shares of our common stock to each of the new directors appointed at the beginning of 2016 for their initial grant. On February 25, 2016 (when our stock trading window opened), Mr. Dulaney and Mr. Sams each received an option to purchase 15,000 shares of common stock with an exercise price of $0.99 per share, the closing sale price of our common stock on The NASDAQ Capital Market on February 25, 2016. Options granted to new directors have an exercise price per share equal to the fair market value per share of the underlying shares of common stock at the date of grant and fully vest on the one year anniversary of the date of grant. No changes were made to the amount of cash compensation for the non-

employee members of our board of directors. However, the Compensation Committee determined to defer all cash compensation earned in 2016 until a time to be determined in the Compensation Committee's discretion.

Directors who are also our employees do not receive cash or equity compensation for service on the Board in addition to their compensation payable for their service as our employees.

Stock Ownership Guidelines

We have had a stock ownership policy that requires our non-executive directors to obtain a minimum level of ownership in our stock within five years after their appointment to our board of directors. The stock ownership policy requires the following for our non-executive directors:

•
With respect to all individuals who were non-executive directors on February 1, 2007 (the date of the initial adoption of our equity ownership policy), by February 1, 2012 the directors should own stock with a value equal to three times the annual retainer paid to members of our board of directors.

•
With respect to non-executive directors first appointed or elected to our board of directors after February 1, 2007, by the fifth-year anniversary of the date of each director's initial appointment or election, the director should own stock with a value equal to three times the annual retainer paid to the director.

•	The value of such stock is measured by the higher of the original purchase price or the current fair market value of the shares at the time of evaluation.

All of our non-executive directors were in compliance with this policy as of December 31, 2016. We do not have in place stock ownership guidelines for our named executive officers.

Indemnification Agreements

Our certificate of incorporation limits the liability of our directors to us and our stockholders for breaches of the directors’ fiduciary duties to the fullest extent permitted by Delaware law. In addition, our certificate of incorporation and bylaws provide for mandatory indemnification of our directors and officers to the fullest extent permitted by Delaware law. We also maintain directors’ and officers’ liability insurance and have entered into indemnification agreements with all of our directors and named executive officers.

Certain Relationships

In accordance with our Audit Committee charter, our Audit Committee has been responsible for reviewing and approving the terms and conditions of all related party transactions, including all transactions with directors, immediate family members of our directors and executive officers, or any entities with which such persons may have ownership or employment relationships. A report has been made annually to our Audit Committee disclosing all related parties that are employed by us and related party transactions or relationships that occurred during the year, if any. There were no reportable related party transactions or relationships during 2016.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information about our common stock that, as of December 31, 2016, may be issued upon the exercise of options and rights under the following existing equity compensation plans (which are all of our equity compensation plans as of December 31, 2016):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders	1,206,000	$2.44	4,425,781
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	1,206,000	$2.44	4,425,781

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of March14, 2017, concerning “beneficial” ownership of our common stock, as that term is defined in the rules and regulations of the SEC, by: (i) all persons known by us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director; (iii) each “named executive officer,” as that term is defined in Item 402(a)(3) of SEC Regulation S-K; and (iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities, including shares of common stock issuable upon the exercise of vested options that are immediately exercisable or exercisable within sixty (60) days, restricted stock units and shares of our restricted stock. Shares issuable pursuant to options that are exercisable, or convertible securities that are convertible, within 60 days of March 14, 2017 are deemed outstanding for the purposes of computing the percentage of shares owned by the beneficial owner, but are not deemed outstanding for purposes of computing the percentage of shares owned by any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. Percentage ownership calculations are based on 23,421,922 shares outstanding of our common stock as of March 14, 2017. Also, unless otherwise noted, the business address for each person is c/o P10 Industries, Inc., 2128 W. Braker Lane, BK 12, Austin, Texas 78758.
.

Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors
Mark A. Ascolese	835,400	3.5%
James A. Powers	347,840	1.5%
Daryl Dulaney	85,000	*
Stephen Clearman (inclusive of shares held by Kinderhook Partners, L.P.)	3,530,597	15.1%

All current directors and executives as a group (4 persons)	4,798,837	19.6%

Other 5% stockholders:
Kinderhook Partners, L.P. (inclusive of shares held by Stephen Clearman)	3,526,597	15.1%
R. Scott Asen	1,796,374	7.7%
Joshua Ruch	1,286,429	5.5%
* Less than one percent of the outstanding common stock.
Notes Regarding Beneficial Ownership Table:

Mark A. Ascolese. Includes 45,400 shares of outstanding common stock held indirectly and 790,000 shares of common stock issuable upon exercise of options.
James A. Powers. Includes 58,840 shares of outstanding common stock held directly and 14,000 shares of outstanding common stock held indirectly and 275,000 shares of common stock issuable upon exercise of options.
Daryl Dulaney. Includes 40,000 shares of outstanding common stock held directly and 45,000 shares of common stock issuable upon exercise of options.
Stephen J. Clearman. Consists of 3,526,597 shares of common stock held of record by Kinderhook Partners, LP and 4,000 shares of outstanding common stock held directly by Mr. Clearman. Mr. Clearman agreed to remit any proceeds from the sale of the 4,000 shares to Kinderhook Partners. Accordingly, Mr. Clearman disclaims beneficial ownership of all shares except to the extent of his pecuniary interest, if any, therein.
All current directors and executive officers as a group. Includes 3,688,837 shares of outstanding common stock and 1,110,000 shares of common stock issuable upon exercise of options.
Kinderhook Partners, LP. Based on a Schedule 13D/A filed with the SEC on February 26, 2013, reported that it had shared voting power and shared dispositive power with Kinderhook GP, LLC, Kinderhook Partners, LLC, Stephen J. Clearman, and Tushar Shah over 3,526,597 shares of common stock as of January 3, 2013, and that each reporting person’s address was 2 Executive Drive, Suite 585, Fort Lee, NJ 07024. Mr. Clearman is the chief principal at Kinderhook Partners, LP and therefore his total shares shown also include the shares of Kinderhook Partners, L.P.

R. Scott Asen. Pursuant to a Schedule 13G filed with the SEC on February 1, 2017, Mr. Asen reported that he had sole voting and dispositive power over 1,000,000 shares held by Mr. Asen directly and 100,000 shares held by The Asen Foundation, a not-for-profit foundation for which Mr. Asen is trustee, and shares voting and dispositive power over 696,374 shares held by certain accounts for which Asen and Co, for which Mr. Asen is the President, provides advisory service, which shares Mr. Asen disclaims beneficial ownership for purposes of Section 13(d) of the Exchange Act. Mr. Asen’s business address is 222 ½ East 49th Street, New York, New York 10017.

Joshua Ruch. Pursuant to a Schedule 13G/A filed with the SEC on February 5, 2013, Mr. Ruch reported that, as Managing Member of Atlas Capital Holding L.L.C., in its capacity as general partner of Pinnacle Management Partners L.P., he had that he had sole voting power and sole dispositive power over 1,286,429 shares of common stock as of February 5, 2013. Mr. Ruch is a citizen of the United States and of the Republic of South Africa. Mr. Ruch business address is 4 Dune Road, East Quogue, New York 11942.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

In accordance with our Audit Committee charter, our Audit Committee has been responsible for reviewing and approving the terms and conditions of all related party transactions, including all transactions with directors, immediate family members of our directors and executive officers, or any entities with which such persons may have ownership or employment relationships. A report is made annually to our Audit Committee disclosing all related parties that are employed by us and related party transactions or relationships that occurred during the year, if any. There were no reportable related party transactions or relationships during 2016.

ITEM 14.	Principal Accounting Fees and Services.

Principal Accounting Fees

For the fiscal year ended December 31, 2015, Grant Thornton LLP was our auditor. Grant Thornton resigned as our auditor in December 2016. In December 2016, we engaged PMB Helin Donovan LLP, Certified Public Accountants, as our auditor, and requested that they perform an audit of our financial statements for the fiscal year ended December 31, 2016. The following table presents fees for professional services rendered by Grant Thornton LLP and billed to us for the audit of our annual financial statements for the year ended December 31, 2015 and review of our interim quarterly financial statements for the years ended December 31, 2016 and 2015, respectively. There were no fees billed or paid in 2016 for professional services rendered by PMB Helin Donovan LLP for the audit of our annual financial statements for the year ended December 31, 2016.

Fees	2016	2015

Audit fees	$145,654	$250,900

Audit-related fees	$—	$—

Tax fees	$—	$—

All other fees	$—	$—

Total	$145,654	$250,900

Audit Fees. Annual audit fees relate to services rendered in connection with the audit of the annual financial statements included in our Annual Report on Form 10-K, the quarterly reviews of financial statements included in our quarterly reports on Form 10-Q, registration statements on Form S-8 and Form S-3 consent procedures and audit and testing of our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees. Audit-related services include fees for consultations concerning financial accounting and reporting matters and responding to SEC comments. Audit-related fees are disclosed as those audit-related fees paid during the specified fiscal year.

All Other Fees. All other fees include amounts billed by Grant Thornton LLP in connection with consultation on accounting matters addressed during the audit or interim reviews.

Pre-Approval Policies

Our Audit Committee has pre-approved all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services, including those set forth in the table above. The Chairman of our Audit Committee had the authority to approve any additional audit services and permissible non-audit services, provided the Chairman informs our Audit Committee of such approval at its next regularly scheduled meeting. Our independent registered public accounting firm and management had been required to report to our Audit Committee periodically regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. There were no services in 2015 or 2016 which required the pre-approval of our Audit Committee.

PART IV.

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

1. Financial Statements.

The following financial statements of P10 Industries, Inc. formerly Active Power, Inc., were filed as a part of this Annual Report on Form 10-K for the fiscal year ending December 31, 2016:

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

(b) Exhibits

See the Exhibit Index beginning on page 29 of this Annual Report on Form 10-K.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P10 INDUSTRIES, INC.

Dated: March 14, 2017	By:	/s/ MARK A. ASCOLESE

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

Name	Title	Date

/s/ MARK A. ASCOLESE	President and Chief Executive Officer (principal executive officer)	March 14, 2017
Mark A. Ascolese

/s/ JAMES A. POWERS	Vice President—Finance, Chief Financial Officer (principal financial and accounting officer)	March 14, 2017
James A. Powers

/s/ DARYL DULANEY	Chairman of the Board, Director	March 14, 2017
Daryl Dulaney

/s/ STEPHEN J. CLEARMAN	Director	March 14, 2017
Stephen J. Clearman

INDEX TO EXHIBITS

Exhibit Number	Description
2.1*
Asset Purchase Agreement, dated September 30, 2016 by and among the Company, Langley Holdings plc and Piller USA, Inc. (filed as Exhibit 2.1 to Company's Current Report on Form 8-K filed November 30, 2016)

3.1*	Restated Certificate of Incorporation of Active Power, Inc., as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014)
3.2*	Second Amended and Restated Bylaws of Active Power, Inc., as amended (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 26, 2016)
3.3*	Certificate of Designations of Series B Junior Participating Preferred Stock of Active Power, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 17, 2016)
3.4*	Certificate of Ownership and Merger of P10 Industries, Inc. into Active Power, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2016)
4.1*	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to Active Power’s IPO Registration Statement on Form S-1 (SEC File No. 333-36946) (the “IPO Registration Statement"))
4.2*	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the registrant defining the rights of holders of common stock
4.3*
Rights Agreement dated June 15, 2016 between Active Power, Inc. and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 17, 2016)

10.1*	Form of Indemnity Agreement (filed as Exhibit 10.1 to the IPO Registration Statement)
10.2*†	Active Power, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.2 to the IPO Registration Statement)
10.3*†	Active Power, Inc. 2010 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012)
10.4*†	Form of Standard Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 18, 2010)
10.5*†	Form of Standard Restricted Stock Agreement Stock Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 18, 2010)
10.6*†	Form of Standard Restricted Stock Unit Agreement (filed as Exhibit 10.4 to Active Power's Current Report on Form 8-K filed on May 18, 2010)
10.7*	Lease Agreement between Active Power, Inc. and BC12 99, Ltd. (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 16, 2001)
10.8*	First Amendment to Lease Agreement between Active Power, Inc. and BC 12 99, Ltd. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)

10.9*	Second Amendment to Lease Agreement between Active Power, Inc. and BC 12 99, LTD. (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)
10.10*	Third Amendment to Lease Agreement between Active Power, Inc. and BC 12 99, LTD. (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)
10.11*
Fourth Amendment to Lease Agreement between Active Power, Inc. and Levy Braker 12 Associates, LLC (successor in interest to BC 12 99, LTD.) (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)

10.12*	Fifth Amendment to Lease Agreement between Levy Braker 12 Associates, LLC and Active Power, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on October 27, 2015)
10.13*†	Separation Agreement and Release of Claims between Active Power, Inc. and Randall Adleman (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 26, 2016)
10.14*†	Form of Severance Benefits Agreement (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on April 27, 2010)
10.15*†	Offer Letter, effective September 26, 2013, between Active Power, Inc. and Mark A. Ascolese (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 18, 2013)
10.16*†
Severance Benefits Agreement, effective September 26, 2013, between Active Power, Inc. and Mark A. Ascolese (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 18, 2013)

10.17*†	Offer Letter, dated November 14, 2013, between Active Power, Inc. and James A. Powers (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 4, 2014)
10.18*†	Severance Benefits Agreement, dated November 14, 2013, between Active Power, Inc. and James A. Powers (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 4, 2014)

10.19*†	2015 Management Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2015)
10.20*†	Cash Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2016)

21.1	Subsidiaries of the Registrant
24.1	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Annual Report on Form 10-K
31.1	Certification of Principal Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations and Comprehensive Loss, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Incorporated by reference to the indicated filing.
+	Portions of this exhibit have been omitted pursuant to a confidential treatment previously granted.
++	Confidential treatment has been requested with respect to certain portions of this exhibit.
†	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
P10 Industries, Inc.

We have audited the accompanying consolidated balance sheets of P10 Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P10 Industries, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited the adjustments to the 2015 financial statements to retrospectively apply the application of accounting for discontinued operations, as described in Note 3. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2015 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 financial statements taken as a whole.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained net losses from operations and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP
Austin, Texas
March 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Active Power, Inc. and subsidiaries

We have audited, before the effects of the adjustments to present discontinued operations described in Note 3, the consolidated balance sheet of Active Power Inc. (a Delaware corporation) and subsidiaries as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended (the 2015 consolidated financial statements before the effects of the adjustments discussed in Note 3 are not presented herein). These 2015 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the 2015 consolidated financial statements referred to above, which are before the effects of the adjustments to present discontinued operations described in Note 3, present fairly, in all material respects, the financial position of Active Power, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to the adjustments to present discontinued operations described in Note 3, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by PMB Helin Donovan, LLP.

/s/ Grant Thornton LLP
Dallas, Texas
February 23, 2016

P10 Industries, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,569	$12,260
Accounts receivable, net	41	—
Prepaid expenses and other	65	—
Current assets of discontinued operations	—	16,143
Total current assets	1,675	28,403
Property and equipment, net	4	2
Deposits and other	173	173
Non-current assets of discontinued operations	—	2,017
Total assets	$1,852	$30,595
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31	$—
Accrued expenses	1,639	388
Current liabilities of discontinued operations	—	16,069
Total current liabilities	1,670	16,457
Non-current liabilities of discontinued operations	—	583
Commitments and contingencies
Stockholders' equity
Preferred stock - $0.001 par value; 2,000 shares authorized	—	—
Common stock - $0.001 par value; 40,000 shares authorized; 23,474 and 23,171 issued and 23,297 and 23,109 outstanding at December 31, 2016 and 2015, respectively	23	23
Treasury stock	(273)	(240)
Additional paid-in capital	306,752	304,094
Accumulated deficit	(306,320)	(290,454)
Other accumulated comprehensive income	—	132
Total stockholders' equity	182	13,555
Total liabilities and stockholders' equity	$1,852	$30,595

See accompanying notes.

P10 Industries, Inc.
Consolidated Statement of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015

Revenue	$—	$—

Cost of goods sold	—	—

Gross profit	—	—
Operating expenses:
Research and development	—	—
Selling and marketing	—	—
General and administrative	1,447	1,325
Total operating expenses	1,447	1,325
Loss from operations	(1,447)	(1,325)
Interest expense	—	—
Other expense, net	1	—
Loss before income taxes	(1,446)	(1,325)
Income tax expense	—	—
Loss from continuing operations	(1,446)	(1,325)
Loss from discontinued operations	(7,823)	(5,134)
Loss on sale of discontinued operations	(6,597)	—
Net loss from discontinued operations	(14,420)	(5,134)
Net Loss	$(15,866)	$(6,459)
Net Loss per share from continuing operations, basic and diluted	$(0.06)	$(0.06)
Net Loss per share from discontinued operations, basic and diluted	$(0.62)	$(0.22)
Shares used in computing net loss per share, basic and diluted	23,211	23,167
Comprehensive loss:
Net loss	$(15,866)	$(6,459)
Translation loss on subsidiaries denominated in foreign currencies	(132)	(197)
Comprehensive loss	$(15,998)	$(6,656)

See accompanying notes.

P10 Industries, Inc.
Consolidated Statement of Stockholders' Equity
(in thousands, except per share amounts)

	Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	At Cost	Additional Paid-In Capital	Accumulated Deficit	Other Accumulated Comprehen- sive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2014	23,162	$23	56	$(231)	$302,667	$(283,995)	$329	$18,793
Release of Restricted Stock	9	—				—	—	—
Shares held in treasury	—	—	6	(9)	—	—	—	(9)
Net translation loss on foreign subsidiaries	—	—	—	—	—	—	(197)	(197)
Stock-based compensation	—	—	—	—	1,427	—	—	1,427
Net Loss	—	—	—	—	—	(6,459)	—	(6,459)
Balance at December 31, 2015	23,171	$23	62	$(240)	$304,094	$(290,454)	$132	$13,555
Release of Restricted Stock	303	—				—	—	—
Shares held in treasury	—	—	114	(33)	—	—	—	(33)
Net translation loss on foreign subsidiaries	—	—	—	—	—	—	(132)	(132)
Stock-based compensation	—	—	—	—	2,658	—	—	2,658
Net Loss	—	—	—	—	—	(15,866)	—	(15,866)
Balance at December 31, 2016	23,474	$23	176	$(273)	$306,752	$(306,320)	$—	$182

See accompanying notes.

P10 Industries, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2016	2015
Operating activities
Net loss	$(15,866)	$(6,459)
Adjustment for net loss from discontinued operations (including loss on disposal of $6,597)	14,420	5,134
Net loss from continuing operations	(1,446)	(1,325)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1	1
Changes in operating assets and liabilities:
Accounts receivable	(41)	—
Prepaid expenses and other assets	(65)	—
Accounts payable	31	—
Accrued expenses	48	—
Net cash used in operating activities in continuing operations	(1,472)	(1,324)
Net cash used in operating activities from discontinued operations	(5,697)	(255)
Net cash used in operating activities	(7,169)	(1,579)
Investing activities
Purchases of property and equipment	(3)	(2)
Net cash used in investing activities from continuing operations	(3)	(2)
Net cash used in investing activities from discontinued operations	(3,163)	(777)
Net cash used in investing activities	(3,166)	(779)
Financing activities
Taxes paid related to the net share settlement of equity awards	(33)	(9)
Net cash used in financing activities from continuing operations	(33)	(9)
Net cash provided by (used in) financing activities	(33)	(9)
Effects of exchange rates on cash	(323)	(197)
Change in cash and cash equivalents	(10,691)	(2,564)
Cash and cash equivalents, beginning of period	12,260	14,824
Cash and cash equivalents, end of period	$1,569	$12,260
Supplemental Cash Flow Information:
Interest Paid	$332	$354
Income Tax Paid	$—	$—

See accompanying notes.

P10 INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

As of November 19, 2016, P10 Industries, Inc., formerly Active Power Inc. (collectively, “we”, “us”, “P10 Industries” or “Company”), became a non-operating public shell company. Our assets primarily consist of cash, certain retained intellectual property assets and our net operating losses and other tax benefits. We were founded as a Texas corporation in 1992 and reincorporated in Delaware in 2000. Our headquarters is in Austin, Texas.

Prior to November 19, 2016, we designed, manufactured, sold, and serviced flywheel-based uninterruptible power supply (“UPS”) products that use kinetic energy to provide short-term power as a cleaner alternative to conventional electro-chemical battery-based energy storage.  We also designed, manufactured, sold, and serviced modular infrastructure solutions (“MIS”) that integrate critical power components into a pre-packaged, purpose-built enclosure that may include our UPS products as a component. Our products and solutions were based on our patented flywheel and power electronics technology and were designed to ensure continuity for data centers and other mission critical operations in the event of power disturbances.

On September 29, 2016, we entered into an Asset Purchase Agreement with Langley Holdings plc, a United Kingdom public limited company, and Piller USA, Inc., a Delaware corporation and a wholly owned subsidiary of Langley, which changed its name to Piller Power Systems, Inc. prior to closing. We refer to Langley and its subsidiaries, collectively, as "Langley". The agreement provided, among other things, that Langley would purchase from us substantially all of our assets and operations for a nominal purchase price plus the assumption of all of our indebtedness, including bank debt, liabilities and customer, employee and purchase commitments going forward. The sale of substantially all of our assets was approved by holders of a majority of our outstanding shares of common stock at a special meeting of our stockholders held on November 16, 2016.

On November 19, 2016, we completed the sale of substantially all of our assets and operations to Langley. Pursuant to the terms of the purchase agreement, after the closing of the disposition of our assets, we retained approximately $1.6 million in cash, which equaled the amount by which the value of the acquired assets exceeded the assumed liabilities on our balance sheet by more than $5.0 million at closing. We also retained our net operating losses and other tax benefits and certain intellectual property rights related to our patents that are not related to the purchased assets. Following the asset sale, we changed our name from Active Power, Inc. to P10 Industries, Inc.

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

Revenue Recognition - Discontinued Operations

We have recognized revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. In general, we have recognized revenue when revenue-generating transactions fall into one of the following categories of revenue recognition:

•
We recognized product revenue at the time of shipment for a significant portion of all products sold directly to customers and through distributors because title and risk of loss pass on delivery to the common carrier. Our customers and distributors did not have the right to return products. We may have entered into bill-and-hold arrangements and when this occurred delivery may not be present, but other criteria were reviewed to determine proper timing of revenue recognition.

•	Unless performed under a maintenance contract, we recognized installation, service and maintenance revenue at the time the service is performed.

•
We recognized revenue associated with maintenance agreements over the life of the contracts using the straight-line method, which approximates the expected timing in which applicable services are performed. Amounts collected in advance of revenue recognition were recorded as a current liability in the deferred revenue line of the consolidated balance sheet or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

•
We recognized revenue on certain rental programs over the life of the rental agreement using the straight-line method. Amounts collected in advance of revenue recognition were recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

When collectability was not reasonably assured, we deferred revenue and recognized revenue as payments were received.

Multiple element arrangements (“MEAs”) are arrangements to sell products to customers that frequently include multiple deliverables. Our most significant MEAs included the sale of one or more of our CleanSource® UPS or CleanSource PowerHouse products, combined with one or more of the following products or services: design services, project management, commissioning and installation services, spare parts or consumables, and maintenance agreements. Delivery of the various products or performance of services within the arrangement may or may not coincide. Certain services related to design and consulting may occur prior to product delivery.  Commissioning and installation typically take place within six months of product delivery, depending upon customer requirements. Maintenance agreements, consumables, and repair, maintenance or consulting services are generally delivered over a period of one to five years.

When arrangements included multiple elements, we allocated revenue to each element based on the relative selling price and recognized revenue when the elements had standalone value and the four criteria for revenue recognition had been met. We establish the selling price of each element based on Vendor Specific Objective Evidence (“VSOE”) if available, Third Party Evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. We generally determined selling price based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements. When arrangements include a maintenance agreement, we recognized revenue related to the maintenance agreement at the relative selling price on a straight-line basis over the life of the agreement.

Any taxes imposed by governmental authorities on our revenue-producing transactions with customers are shown in our consolidated statements of operations on a net-basis; that is, excluded from our reported revenues.

Shipping and Handling Costs - Discontinued Operations

We classified shipping and handling costs related to product sales as cost of revenue, and any payments from customers for shipping and handling were categorized in revenue. We classified shipping and handling costs associated with receiving production inventory as cost of product revenue. Any materials received or shipped which were related to our engineering, sales, marketing and administrative functions were classified as operating expenses.

Cash and Cash Equivalents

Investments with a contractual maturity of three months or less when purchased are classified as cash equivalents.

Fair Value of Financial Instruments - Discontinued Operations

We measure fair value based on an exit price, representing the amount that we would receive to sell an asset or pay to satisfy a liability in an orderly transaction between market participants. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a fair value hierarchy is established, which categorizes the inputs used in measuring fair value as follows:

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

Our Level 1 assets consist of cash equivalents, which are primarily invested in money-market funds. These assets are classified as Level 1 because they are valued using quoted prices in active markets and other relevant information generated by market transactions involving identical assets and liabilities. The fair value of Level 1 assets was $0 and $3.1 million as of December 31, 2016 and 2015, respectively.

For cash and cash equivalents, accounts receivable, accounts payable and our revolving line of credit, the carrying amount approximates fair value because of the relative short maturity of those instruments.

Allowance for Doubtful Accounts - Discontinued Operations

We estimated an allowance for doubtful accounts based on factors related to the credit risk of each customer. Historically, credit losses were minimal, primarily because the majority of our revenues were generated from large customers, such as Caterpillar, Inc. (“Caterpillar”) and Hewlett Packard Enterprise (“HPE”). We performed credit evaluations of new customers and when necessary we required deposits, prepayments or use of bank instruments such as trade letters of credit to mitigate our credit risk. We wrote off uncollectible trade receivables, and recorded any recoveries of previous write offs against the allowance. Our standard payment terms were net 30 days; however, we could have agreements with certain larger customers and certain distributors that allow for more extended terms at or above net 60 days.

The following table summarizes the annual changes in our allowance for doubtful accounts (in thousands):

Balance at December 31, 2014	$212
Change in provision credited to expense, net	(142)
Write-off of uncollectible accounts, net of recoveries	—
Balance at December 31, 2015	$70
Change in provision credited to expense, net	(36)
Purchased by Langley	(34)
Balance at December 31, 2016	$—

Inventories, net - Discontinued Operations

Inventories are stated at the lower of cost or market, using the first-in-first-out method, and consist of the following at December 31 (in thousands, net of allowances of $0 and $0.8 million in 2016 and 2015, respectively):

	2016	2015
Raw materials	$—	$4,748
Work in progress	—	1,425
Finished goods	—	293
Net Inventory of Discontinued Operations	$—	$6,466

All inventory was sold to Langley on November 19, 2016.

Property and Equipment - Discontinued Operations

Property and equipment is stated at cost and was depreciated using the straight-line method over the estimated useful lives of the assets, as follows (in years):

Equipment	2 - 10
Demonstration units	3 - 5
Computers and purchased software	2 - 3
Furnitures and fixtures	2 - 5

Leasehold improvements were depreciated over the shorter of the life of the improvement or the remainder of the property lease term, including renewal options, generally three to five years. Repairs and maintenance was expensed as incurred. All leasehold improvements were transferred to Langley or have been abandoned.

Long-Lived Assets - Discontinued Operations

Long-lived assets held and used by us were reviewed for impairment whenever events or changes in circumstances indicated that their net book value may not be recoverable. When such factors and circumstances exist, we compared the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, was based on the excess of the carrying amount over the fair value of those assets and was recorded in the period in which the determination was made.

Accrued Expenses

Accrued expenses from our discontinued operations consist of the following at December 31 (in thousands):

	2016	2015
Compensation, severance and benefits	$—	$727
Management incentive bonus	—	1,041
Warranty liability	—	531
Taxes, other than income	—	497
Professional fees	—	441
Other	—	869
Total Accrued Liabilities of Discontinued Operations	$—	$4,106

Accrued expenses from our continuing operations consist of the following at December 31 (in thousands):

	2016	2015
Compensation, severance and benefits	$2	$—
Management incentive bonus	241	241
Taxes, other than income	10	21
Provision for lease settlement	1,203	—
Other	183	126
Total Accrued Liabilities of Continued Operations	$1,639	$388

On November 19, 2016, Langley assumed approximately $0.5 million, $0.4 million, $0.2 million, $0.1 million and $0.3 million of our accrued compensation, severance and benefits, accrued warranty, accrued taxes, accrued professional fees, and other accruals, respectively.

Warranty Liability - Discontinued Operations

Generally, the warranty period for our products was 12 months from the date of commissioning or 18 months from the date of shipment from us, whichever period is shorter. Occasionally, we provided longer warranty periods to certain customers. The warranty period for products sold to our primary OEM customer, Caterpillar, was 12 months from the date of shipment to the end-user, or up to 36 months from shipment from us, whichever period is shorter. This was dependent upon Caterpillar complying with our storage requirements for our products in order to preserve this warranty period beyond the standard 18-month limit. We provided for the estimated cost of product warranties at the time revenue is recognized, and this accrual was included in accrued expenses and long-term liabilities on the accompanying consolidated balance sheet.

Changes in our warranty liability are as follows (in thousands):

Balance at December 31, 2014	$527
Warranty expense	580
Payments	(535)
Balance at December 31, 2015	$572
Warranty expense	210
Payments	(397)
Purchased by Langley	(385)
Balance at December 31, 2016	$—

	2016	2015
Warranty liability included in accrued expenses	$—	$531
Long term warranty liability	—	41
	$—	$572

Both the current and long term warranty liabilities were assumed by Langley on November 19, 2016.

Long-Term Liabilities - Discontinued Operations

Long-term liabilities consist of the following at December 31 (in thousands):

	2016	2015
Deferred revenue	$—	$542
Warranty liability	—	41
	$—	$583

All long-term liabilities were assumed by Langley on November 19, 2016.

Stock-Based Compensation Expense - Discontinued Operations

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

	2016	2015
Stock-based compensation expense by caption:
Cost of product revenue	$126	$111
Cost of service and other revenue	187	73
Research and development	277	125
Selling and marketing	596	402
General and administrative	1,461	716
	$2,647	$1,427
Stock-based compensation expense by type of award:
Stock options	$2,234	$1,366
Restricted stock awards	413	61
	$2,647	$1,427

The sale of our business on November 19, 2016 generated the change in control provision of our stock compensation plans, which resulted in the accelerated vesting of all outstanding stock options and restricted stock units. This resulted in the accelerated expense recognition of all outstanding grants.

Assumptions used in the Black-Scholes model for our stock plans are presented below:

	2016	2015
Weighted average expected life in years	6.27 years	6.25 years
Weighted average expected volatility	55%	65%
Volatility Range	54%-55%	58%-71%
Risk-free interest rate range	1.23%-2.01%	1.89%-1.95%
Weighted average forfeiture rate	28.3%	28.5%

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

We recognize the financial statement benefit of a tax position that does not meet the more-likely-than-not threshold only after expiration of the statute of limitations of the relevant tax authority sustains our position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon the ultimate settlement with the relevant tax authority. At December 31, 2016 and 2015, we had no material unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016 and 2015, we had no accrued or expensed interest or penalties related to uncertain tax positions.

Segment Reporting

We operated as a single operating segment. According to the FASB ASC Topic Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer, who evaluates our financial information and resources and assesses performance on a consolidated basis.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Our cash and cash equivalents and investments are placed with high credit quality financial institutions and issuers. From time to time, we may have amounts on deposit with financial institutions that are in excess of the federally insured limit. We have not experienced any losses on deposits of cash and cash equivalents.

We performed credit evaluations of our customers’ financial condition prior to entering into commercial transactions. We generally required letters of credit or prepayments from higher-risk customers as deemed necessary to ensure collection. Our allowance for doubtful accounts was estimated based on factors related to the credit risk of each customer. Individual receivables were written off after they were deemed uncollectible. We also purchased several components from sole source or limited source suppliers.

Advertising Costs

We expensed advertising costs as incurred. These expenses were immaterial in 2016 and 2015, respectively.

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data) for the years ended December 31:

	2016	2015
Net loss from continuing operations	$(1,446)	$(1,325)
Net loss from discontinued operations	$(14,420)	$(5,134)
Basic and diluted:
Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	23,211	23,167
Basic and diluted net loss per share before discontinued operations	$(0.06)	$(0.06)
Basic and diluted net loss per share after discontinued operations	$(0.62)	$(0.22)

The calculation of diluted net loss per share excludes 1,206,000, and 3,461,737 shares of common stock issuable upon exercise of employee stock options as of December 31, 2016 and 2015, respectively, and 0 and 7,121 non-vested shares of restricted stock units issuable upon vesting as of December 31, 2016 and 2015, respectively, because their inclusion in the calculation would be anti-dilutive.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2017-01, ("ASU 2017-01"), Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides a screen to determine when an asset acquired or group of assets acquired is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. For public entities, ASU 2017-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, ("ASU 2016-18"), Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period balances on the statement of cash flows upon adoption of this standard. For public entities, ASU 2016-18 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

In October 2016, FASB issued ASU No. 2016-16, ("ASU 2016-16"), Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. For public entities, ASU 2016-16 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2019. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

In August 2016, the FASB ASU No. 2016-15, (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amendment eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. We are evaluating the new guidance to determine the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures. ASU 2016-15 if effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early application is permitted, including adoption in an interim period.

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

2. Going Concern

Our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net operating losses, and continuing obligations under our operating lease. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully obtain financing to acquire profitable business operations and revenue that can generate cash flow to meet operating requirements. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue our business.

As reflected in the accompanying consolidated financial statements, we had a net loss of $15.9 million in 2016; and working capital of $5,000 ($5 thousand) and a stockholders’ equity of $0.2 million at December 31, 2016.

Our ability to continue as a going concern is dependent on management's plans, which include the raising of capital through debt and/or equity financings. We will require additional funding during the next twelve months to finance and achieve strategic objectives. Additionally, we will need to continually generate revenues through our anticipated business operations in order to generate enough cash flow to fund our operations through 2017.

We are also dependent on assigning its remaining operating lease on our former headquarter facility in Austin, Texas and being relieved from future lease obligation thereunder.

We believe our current available cash, may be insufficient to meet our cash needs for the near future. There can be no assurance that any financing will be available in amounts or terms acceptable to us, if at all.

3. Discontinued Operations

On November 19, 2016, we completed the sale of substantially all of our assets and operations to Langley and recorded an approximately $6.6 million loss on the sale of the discontinued operations. Pursuant to the terms of the purchase agreement, after the closing of the disposition of our assets, we retained approximately $1.6 million in cash, which equaled the amount by which the value of the acquired assets exceeded the assumed liabilities on our balance sheet by more than $5.0 million at closing. We also retained our net operating losses and other tax benefits and certain intellectual property rights related to our patents that are not related to the purchased assets.

The results of operations and the assets and liabilities for this sold business have been classified as “discontinued operations” in the consolidated balance sheet, the consolidated statements of operations and cash flows for the fiscal years presented. The loss from continuing operations presented in our financial statements for the period ending December 31, 2016 represent the costs of expenses of maintaining our corporate structure as a shell company subsequent to the November 19, 2016 sale. These costs include payroll costs for the two executives, legal costs, consulting costs to monetize our intellectual property and other general and administrative expenses.

Certain items were reclassified as part of discontinued operations for comparative purposes. The below table presents the amounts by balance sheet classification related to our discontinued operations (in thousands):

	December 31, 2016	December 31, 2015
Assets
Current assets:
Restricted cash	$—	$36
Accounts receivable, net	—	8,849
Inventories, net	—	6,466
Prepaid expenses and other	—	792
Total current assets of discontinued operations	—	16,143
Property and equipment, net	—	1,912
Deposits and other	—	105
Total assets of discontinued operations	$—	$18,160
Liabilities
Current liabilities:
Accounts payable	$—	$2,852
Accrued expenses	—	4,106
Deferred revenue	—	3,576
Revolving line of credit	—	5,535
Total current liabilities of discontinued operations	—	16,069
Long-term liabilities	—	583
Total liabilities of discontinued operations	$—	$16,652

The amounts in the statement of operations that are included in discontinued operations are summarized in the following table (in thousands):

	Period from January 1, 2016 to November 18, 2016	Year Ended December 31, 2015

Revenue	$31,753	$57,421

Cost of goods sold	23,782	40,604

Gross profit	7,971	16,817
Operating expenses:
Research and development	4,135	5,723
Selling and marketing	7,349	10,589
General and administrative	3,979	5,240
Total operating expenses	15,463	21,552
Loss on sale of discontinued operations	(6,597)	—
Loss from operations from discontinued operations	(14,089)	(4,735)
Interest expense, net	(312)	(375)
Other income (expense), net	(19)	(24)

Loss before income taxes	(14,420)	(5,134)
Income tax expense	—	—
Loss from discontinued operations	$(14,420)	$(5,134)

The amounts in the statement of operations that are included in the loss on sale of discontinued operations are summarized in the following table (in thousands):

As of November 18, 2016

Assets sold
Accounts receivable, net	$6,484
Inventories, net	6,933
Other current assets	376
Property and equipment, net	1,236
Deposits and other assets	90
15,119

Liabilities assumed
Accounts payable	1,598
Accrued expenses	1,401
Deferred revenue	4,550
Line of credit	5,535
Other long term liabilities	359
13,443

Excess of assets over liabilities sold	1,676
Cash paid to complete sale	3,324
5,000
Provision for lease settlement	1,203
Write off of cumulative translation adjustment	211
Other costs to close the sale, net of shared expenses with Langley	183
Loss on sale of discontinued operations	$6,597

4. Property and Equipment

Property and equipment included in our discontinued operations consists of the following at December 31 (in thousands):

	2016	2015
Equipment	$—	$9,040
Demonstration units	—	1,657
Computers and purchased software	—	2,579
Furnitures and fixtures	—	367
Leasehold improvements	—	7,362
Construction in progress	—	192
	—	21,197
Accumulated depreciation	—	(19,285)
Net Property and Equipment of Discontinued Operations	$—	$1,912

Property and equipment included in our continuing operations consists of the following at December 31 (in thousands):

	2016	2015
Computers and purchased software	$5	$3
	5	3
Accumulated depreciation	(1)	(1)
Net Property and Equipment of Continued Operations	$4	$2

In 2016, we reclassified $0.1 million of demonstration units into inventory. In 2015, we reclassified $0.1 million of inventory into demonstration units.

5. Stockholders’ Equity

Common Stock

Common stock reserved for future issuance at December 31, 2016 consisted of 5,631,781 shares of common stock reserved under our 2010 Stock Incentive Plan, of which 1,206,000 shares were subject to outstanding options and 4,425,781 shares were available for future grants of awards.

On May 28, 2014, our stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 30 million shares to 40 million shares.

Stock Option Plans

Since its inception, we have authorized 8,682,296 shares of common stock for issuance under our 2000 and 2010 Stock Incentive Plans, however, we are only issuing new shares of common stock under our 2010 Stock Incentive Plan. The 2000 Stock Incentive Plan has no remaining shares reserved for issuance. We grant options under these plans that vest over periods of up to four years. The term of each option is no more than ten years from the date of grant. Our policy is to issue new shares when required to issue shares upon option exercises. The sale of the business to Langley generated the change in control provisions of the stock incentive plans which resulted in the accelerated vesting of all outstanding stock options and restricted stock units. This resulted in the accelerated expense recognition of all outstanding grants. The total fair value of options vested in 2016 and 2015 was $3.4 million and $1.2 million, respectively.

A summary of common stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value (whole dollars)
Outstanding at December 31, 2015	3,461,737	$3.36
Granted	360,000	0.78
Exercised	—	—
Canceled	(2,615,737)	3.44
Outstanding at December 31, 2016	1,206,000	$2.44	7.66	$—
Vested and expected to vest at December 31, 2016	1,206,000	$2.44	7.66	$—
Exercisable at December 31, 2016	1,206,000	$2.44	7.66	$—

The weighted average grant date fair value per share of options granted during 2016 and 2015 was $0.42 and $1.25, respectively.  There were no options exercised during the year ended December 31, 2016 and 2015.

As of December 31, 2016, there was $0 of total unrecognized compensation cost, related to non-vested stock options.

Restricted (non-vested) Shares

In 2016, 2013 and 2012, we issued approximately 476,000, 6,000 and 248,000 restricted shares, respectively, to our directors and employees. The restrictions lapse as the shares vest in equal quarterly installments over a four year period from the date of issuance. We recorded stock compensation expense related to restricted share units of $0.4 million in 2016. A summary of our restricted, non-vested, shares is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2015	7,165	$4.01
Granted	476,200	0.99
Vested	(417,334)	1.04
Canceled	(66,031)	0.99
Outstanding at December 31, 2016	—	$—

As of December 31, 2016, there was $0 of total unrecognized compensation cost related to restricted shares. The total fair value of restricted share units that vested in 2016 and 2015 was $0.7 million and $0.1 million, respectively.

6. Revolving Credit Facility - Discontinued Operations

Our Second Amended and Restated Loan and Security Agreement dated August 5, 2010 (as amended on March 5, 2012, August 15, 2012, and July 28, 2014, the “Loan Agreement”) with Silicon Valley Bank (“SVB”) gave us flexibility to help fund our business operations and manage our working capital requirements. The Loan Agreement provided for a secured revolving line of credit with a maturity date of August 5, 2017. We were able borrow an aggregate amount of up to eighty percent (80%) of the facility amount of $18.8 million, or $15.0 million, subject to certain borrowing bases. We were able to also request that SVB issue letters of credit on our behalf, of up to $1.5 million, as a portion of the total facility amount. The facility allowed us to borrow against our U.S., U.K. and German accounts receivables and also allowed us to borrow against our eligible inventory and purchase orders. Purchase orders and eligible inventory were subject to a borrowing sublimit of $3.0 million and $4.0 million, respectively, and accounts receivable for UK and Germany had a $5.0 million sublimit. However, if we maintained our liquidity ratio at or above 2.50:1.00 for the immediately preceding two reconciliation periods the sublimits would be uncapped. The liquidity ratio was defined as unrestricted cash, cash equivalents and marketable securities on which SVB had a perfected security interest, plus the aggregate amount of eligible accounts receivable accounts divided by all obligations we owed to SVB. The finance charge was a per annum rate equal to SVB's prime rate, subject to a minimum prime rate of 4.00%, plus (a) 0.50% for eligible accounts, inventory and purchase orders when we were Borrowing Base Eligible, or (b) 1.20% for eligible accounts when we were not Borrowing Base Eligible. We were "Borrowing Base Eligible" when our liquidity ratio was equal to or greater than 1.75:1.00 at all times for the preceding sixty consecutive days.

The revolving loans made to us under this loan facility were secured by a lien on substantially all of our assets, including the assets of Active Power Solutions Limited, our wholly-owned United Kingdom subsidiary, and the assets of Active Power (Germany) GmbH, our indirect wholly-owned German subsidiary. The only direct or indirect subsidiaries of ours which were not guarantors under the Loan Agreement were Active Power China (Beijing) Co. Ltd. and immaterial subsidiaries that were not operating companies.  There were no restrictions on the ability of any of the subsidiary guarantors to transfer funds to us in the form of loans, advances or dividends, except as provided by applicable law.

The Loan Agreement included customary affirmative covenants for a credit facility of this size and type, including delivery of financial statements, compliance with laws, maintenance of insurance, and protection of intellectual property rights. Further, the Loan Agreement contained customary negative covenants for a credit facility of this size and type, including covenants that limited or restricted our ability, among other things, to dispose of assets, change our business, change our CEO or CFO without replacing such person within 120 days, have a change in control, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, make distributions, repurchase stock, and enter into certain transactions with affiliates.

The Loan Agreement contained customary events of default that included, among other things, non-payment defaults, covenant defaults, material adverse change defaults, insolvency defaults, material judgment defaults and inaccuracy of representations and warranty defaults. The financial covenant required us to maintain a liquidity ratio equal to or greater than 1.25:1.00. The occurrence of an event of default could have resulted in the acceleration of obligations under the Loan Agreement, in which case we would have been required repay all loans and pay related charges, fees and amounts then due and payable, and our subsidiary would have been required to pay any such amounts under the Guarantee and Debenture. At the election of SVB, upon the occurrence and during the continuance of an event of default, finance charges or interest rates, as applicable, would have increased an additional five percentage points (5.00%) per annum above the rate that was otherwise applicable thereto upon the occurrence of such event of default, and the collateral handling fees would have increased by one-half percent (0.50%).

During 2012, we borrowed $5.5 million under this credit facility based on our short term liquidity requirements, and did not borrow any additional amounts after that initial borrowing. Pursuant to the asset purchase agreement we executed with Langley regarding the sale of our existing operations, at the closing Langley repaid our borrowings under the Loan Agreement in full and the Loan Agreement was terminated. At December 31, 2016 we did not have a credit facility in place to provide any borrowing capacity.

7. Income Taxes

Our pretax loss for the two years ended December 31, 2016 and 2015 were allocated between domestic and foreign operations as follows:

	Year Ended December 31,
	2016	2015
Domestic	$(15,198)	$(5,261)
Foreign	(668)	(1,198)
Total	$(15,866)	$(6,459)

As of December 31, 2016, we had federal net operating loss carry-forwards, or NOL's, of approximately $274.6 million and research and development credit carry-forwards of approximately $4.1 million. The net operating loss and credit carry-forwards will expire beginning in 2018, if not utilized. We are currently in the process of analyzing potential limitations on the future utilization of the net operating losses and credit carryforwards due to the "change of ownership" provisions of the Internal Revenue Code of 1986. Any annual limitations may result in the expiration of net operating losses and credit carry-forwards before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31 are as follows (in thousands):

	2016	2015
Deferred tax assets:
Current deferred tax assets
Reserves and allowances	$516	$698
Deferred rent	65	45
Deferred revenue	—	269
Valuation allowance for current deferred tax assets	(581)	(1,011)
Net current deferred tax assets	$—	$1
Noncurrent deferred tax assets
Acquired technology	—	452
Capital expenses	—	1,688
Stock compensation	242	695
Net operating loss and tax credit carryforwards	95,196	84,436
Valuation allowance for noncurrent deferred tax assets	(95,438)	(87,108)
Net noncurrent deferred tax assets	$—	$163
Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	—	(164)
Total current deferred tax liabilities	$—	$(164)
Total net deferred taxes	$—	$—

We established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on our lack of earnings history. The valuation allowance decreased by approximately $7.5 million during 2016.

Our provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before taxes due to the following:

	Year Ended December 31,
	2016	2015
Federal statutory rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(2.9)	(0.8)
R&D credits	(0.1)	(2.2)
Stock compensation	8.4	6.0
Effect of current foreign operations	19.4	20.5
Expiration and adjustment of net operating losses	1.5	2.4
Impact of sale of business	(42.2)	—
Permanent items and other	0.1	2.2
Change in valuation allowance	49.8	5.9
	—%	—%

We recognized no material adjustment in the liability for unrecognized income tax benefits. The reconciliation of our unrecognized tax benefits at the beginning and end of the year is as follows:

Balance at December 31, 2015	$2,351
Additions based on tax positions related to the current year	37
Additions for tax positions of prior years	—
Balance at December 31, 2016	$2,388

Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not materially impact our effective tax rate. Our assessment of our unrecognized tax benefits is subject to change as a function of the audit of our financial statements.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016, we had no accrued interest or penalties related to uncertain tax positions.

The tax years 2011 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject.

8. Commitments

Our corporate headquarters facility is a 127,000 square foot building we lease in Austin, Texas. We lease this building pursuant to a lease agreement that expires in December 2021. Our discontinued manufacturing, administrative, information systems, sales and service groups utilized this facility. We currently have an arrangement with Langley for Langley to use our corporate headquarters facility. The purchase agreement with Langley contemplated that the parties would execute a sublease under which Langley would assume the full lease obligations for the facility for one year and for one third of the space and obligations for the remaining term of the lease. The landlord of that facility refused to consent to the sublease, and Langley agreed to close on the sale without the sublease of that facility. Langley has been paying us the full amount of the rent and we have been making the lease payments to the landlord. We are negotiating with the landlord to approve a sublease of the facility to Langley. The landlord has notified us that it considers us in breach of the lease agreement for the facility. If we are unable to negotiate a sublease with the landlord and Langley, we will continue to be responsible for the rent payments under the lease agreement. We have recorded a provision in our December 31, 2016 results for vacating the lease in an amount equal to one year of lease payments amount to approximately $1.2 million as our best estimate of the likely exposure to settle our outstanding lease obligation. This amount includes one year of lease costs including common area maintenance, insurance and property taxes. Our leases for the equipment, our engineering facilities and our foreign sales offices were fully assumed by Langley at the closing of the sale.

Rent expense for leases with escalating or de-escalating rent payments are recorded on a straight-line basis over the period of the lease. Net deferred rent on the consolidated balance sheet as of December 31, 2016 and 2015 was $0.2 million and $0.1 million, respectively. Rent expense was $1.5 million for both of the years ended December 31, 2016 and 2015.

Future minimum payments under these leases at December 31, 2016 are as follows (in thousands):

Rental payments
2017	$1,203
2018	1,224
2019	1,247
2020	1,270
2021	1,294
Thereafter	—
Total future minimum lease payments	$6,238

We have entered into Severance Benefits Agreements with our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and with each of our other executive officers. These agreements generally provide that, if within 12 months following a change in control the executive officer’s employment is terminated for reasons other than for cause (as defined in such executive's agreement) or by the executive for good reason, including a significant reduction in the role and/or responsibility of the executive within 12 months of the change in corporate control, then all outstanding stock options or restricted shares held by the executive would vest as of the date of the termination and certain severance payments would be payable. In the case of our CEO and CFO, in the event of termination of their employment by us for reasons other than for cause or by him for good reason, he would be entitled to a severance payment equal to 12 months of salary and be entitled to receive health benefits for 12 additional months after termination.

9. Contingencies

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

We record an accrual with respect to a claim, suit, investigation or proceeding when it is reasonably probable that a liability has been incurred and the amount of the loss can be reasonably estimated. During 2016, we have accrued a lease settlement obligation of approximately $1.2 million. This is the best estimate of the expense which may be required to settle our obligation under the lease agreement which has future lease obligations of approximately $6.2 million. This amount represents one year of lease costs including common area maintenance, insurance and property taxes.

10. Employee Benefit Plan - Discontinued Operations

We maintained a 401(k) Plan that covered substantially all full-time employees. Our contributions to the plan were determined at the discretion of our board of directors. We did not contribute to this plan in 2016 or 2015. The 401 (k) plan was assumed by Langley in the sale. We do not currently have a 401 (k) plan.

11. Geographic Information - Discontinued Operations

Revenues for the year ended December 31 were as follows (in thousands):

	2016	2015
Americas	$21,409	$43,068
Europe, Middle East and Africa	7,693	12,434
Asia	2,651	1,919
Total	$31,753	$57,421

Revenues from foreign countries above represented shipments to customers located in approximately 30 countries during 2016. We often shipped to areas that are outside of the jurisdiction in which revenue is recognized. As of December 31, 2016, all of our property, plant and equipment was located in the United States.

12. Guarantees - Discontinued Operations

In certain geographical regions, particularly Europe, we were sometimes required to issue performance guarantees to our customers as a condition of sale. These guarantees usually provided financial protection to our customers in the event that we failed to fulfill our delivery or warranty obligations. We secured these guarantees with standby letters of credit through our bank. At December 31, 2015, we had a $6,000 deposit guarantee for our building lease in Germany, which renews every six months through the term of the lease agreement and a $30,000 performance guarantee to a customer that was secured with a letter of credit, which expires in June 2017. At December 31, 2016, we had no guarantees outstanding.